Form 10-Q
period 2017-03-31
CONDOR HOSPITALITY TRUST, INC.
filed 2017-05-15
CIK 929545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  YES  ☐    NO ☐

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).YES ☐    NO ☒

As of April 30, 2017 there were 11,554,691 shares of common stock, par value $.01 per share, outstanding.

Condor Hospitality Trust, Inc. and Subsidiaries

Table of Contents

PART I.  FINANCIAL INFORMATION

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share data)

	As of
	March 31,	December 31,
	2017	2016

Assets
Investment in hotel properties, net	$150,652	$96,158
Investment in unconsolidated joint venture	8,747	9,036
Cash and cash equivalents	15,032	8,326
Restricted cash, property escrows	4,131	5,350
Accounts receivable, net of allowance for doubtful accounts of $25 and $21	1,271	1,416
Prepaid expenses and other assets	1,396	1,666
Derivative assets, at fair value	137	-
Investment in hotel properties held for sale, net	12,013	18,713
Total Assets	$193,379	$140,665

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$5,796	$4,698
Dividends payable	2,253	1,125
Derivative liabilities, at fair value	-	8
Convertible debt, at fair value	1,075	1,315
Long-term debt, net of deferred financing costs	69,945	56,775
Long-term debt related to hotel properties held for sale, net of deferred financing costs	3,288	5,945
Total Liabilities	82,357	69,866

Redeemable preferred stock
6.25% Series E, 925,000 shares authorized, $.01 par value, 925,000 shares outstanding, liquidation preference of $9,250	10,050	-

Equity
Shareholders' equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series D, 6,700,000 shares authorized, $.01 par value, 6,245,156 shares outstanding, liquidation preference of $63,427	-	61,333
Common stock, $.01 par value, 200,000,000 shares authorized; 11,554,282 and 762,590 shares outstanding	115	8
Additional paid-in capital	226,119	118,655
Accumulated deficit	(128,230)	(112,024)
Total Shareholders' Equity	98,004	67,972
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $1,726 and $2,008	2,968	2,827
Total Equity	100,972	70,799

Total Liabilities and Equity	$193,379	$140,665

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three months ended March 31,
	2017	2016
Revenue
Room rentals and other hotel services	$10,361	$12,503
Operating Expenses
Hotel and property operations	7,613	9,711
Depreciation and amortization	1,051	1,409
General and administrative	1,492	1,448
Acquisition and terminated transactions	502	94
Equity transactions	343	-
Total operating expenses	11,001	12,662
Operating loss	(640)	(159)
Net gain (loss) on disposition of assets	(3)	3,367
Equity in earnings of joint venture	111	-
Net gain on derivatives and convertible debt	175	6,117
Other expense, net	(1)	(21)
Interest expense	(971)	(1,329)
Loss on debt extinguishment	(800)	(173)
Impairment loss, net	(271)	(793)
Earnings (loss) from continuing operations before income taxes	(2,400)	7,009
Income tax expense	-	-
Earnings (loss) from continuing operations	(2,400)	7,009
Gain from discontinued operations, net of tax	-	678
Net earnings (loss)	(2,400)	7,687
Loss (earnings) attributable to noncontrolling interest	50	(389)
Net earnings (loss) attributable to controlling interests	(2,350)	7,298
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(11,603)	(17,740)
Net loss attributable to common shareholders	$(13,953)	$(10,442)

Earnings per Share
Continuing operations - Basic and Diluted	$(4.75)	$(14.63)
Discontinued operations - Basic and Diluted	-	0.91
Total - Basic and Diluted Earnings per Share	$(4.75)	$(13.72)

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands)

	Three months ended March 31, 2016
	Shares of preferred stock	Preferred stock	Shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2015	3,803	$38	4,942	$49	$138,387	$(105,858)	$32,616	$1,879	$34,495
Stock-based compensation	-	-	-	-	27	-	27	-	27
Long-term incentive plan	-	-	-	-	-	-	-	42	42
Reclassification of Series A and B Preferred	(803)	(8)	-	-	(7,390)	(5,028)	(12,426)	-	(12,426)
Exchange of Series C Preferred and issuance of Series D Preferred	3,245	61,419	-	-	(12,517)	(20,416)	28,486	-	28,486
Net earnings	-	-	-	-	-	7,298	7,298	389	7,687
Balance at March 31, 2016	6,245	$61,449	4,942	$49	$118,507	$(124,004)	$56,001	$2,310	$58,311

	Three months ended March 31, 2017
	Shares of preferred stock	Preferred stock	Shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2016	6,245	$61,333	763	$8	$118,655	$(112,024)	$67,972	$2,827	$70,799
Stock-based compensation	-	-	14	-	34	-	34	-	34
Long-term incentive plan	-	-	-	-	-	-	-	43	43
Conversion of Series D Preferred to common stock and issuance of Series E Preferred	(6,245)	(61,333)	6,005	60	61,273	(10,903)	(10,903)	-	(10,903)
Issuance of common stock	-	-	4,772	47	45,869	-	45,916	-	45,916
Fractional common shares settled in reverse stock split	-	-	-	-	(1)	-	(1)	-	(1)
Issuance of common units	-	-	-	-	-	-	-	148	148
Series D Preferred dividends declared	-	-	-	-	-	(650)	(650)	-	(650)
Series E Preferred dividends declared	-	-	-	-		(50)	(50)	-	(50)
Common stock dividends declared ($0.195 per share)	-	-	-	-	-	(2,253)	(2,253)	-	(2,253)
Warrant exchange	-	-	-	-	289	-	289	-	289
Net loss	-	-	-	-	-	(2,350)	(2,350)	(50)	(2,400)
Balance at March 31, 2017	-	$-	11,554	$115	$226,119	$(128,230)	$98,004	$2,968	$100,972

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited – In thousands, except share and per share data)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$(2,400)	$7,687
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,051	1,409
Net loss (gain) on disposition of assets	3	(4,048)
Net gain on derivatives and convertible debt	(175)	(6,117)
Equity in earnings of joint venture	(111)	-
Amortization of deferred financing costs	136	175
Loss on extinguishment of debt	800	173
Impairment loss	271	793
Stock-based compensation and long term incentive plan expense	77	69
Warrant issuance costs	289	12
Changes in operating assets and liabilities:
(Increase) decrease in assets	277	(655)
Increase in liabilities	991	1,411
Net cash provided by operating activities	1,209	909

Cash flows from investing activities:
Additions to hotel properties	(870)	(694)
Distribution in excess of cumulative earnings from joint venture	400	-
Deposit on hotel property	(188)	-
Hotel acquisitions	(54,602)	-
Proceeds from sale of hotel assets	6,508	9,008
Net changes in capital expenditure escrows	1,635	954
Net cash provided by (used in) investing activities	(47,117)	9,268

Cash flows from financing activities:
Deferred financing costs	(2,554)	(3)
Proceeds from long-term debt	89,000	6,415
Principal payments on long-term debt	(76,405)	(12,436)
Debt early extinguishment penalties	(454)	(113)
Proceeds from common stock issuance	45,916	-
Fractional common shares settled in reverse stock split	(1)	-
Series A and B Preferred Stock redemption, including accumulated dividends	-	(20,147)
Series D Preferred Stock issuance	-	28,997
Series E Preferred Stock issuance costs	(1,004)	-
Cash dividends paid to common shareholders	(149)	-
Cash dividends paid to preferred shareholders	(1,676)	(1,484)
Other items	(59)	(6)
Net cash provided by financing activities	52,614	1,223

Increase in cash and cash equivalents	6,706	11,400
Cash and cash equivalents, beginning of period	8,326	4,870
Cash and cash equivalents, end of period	$15,032	$16,270

Supplemental cash flow information:
Interest paid	$798	$1,165
Income taxes paid	$88	$-

Schedule of noncash investing and financing activities:
Fair value of CHLP common units issued in acquisitions	$148	$-
In kind dividends deemed on preferred stock	$9,900	$23,960

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“CDOR,” “Condor,” or the “Company”), which until July 15, 2015 was formerly named Supertel Hospitality, Inc., was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. CDOR is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of March 31,  2017, the Company owned 20 hotels in 10 states, including one hotel owned through an 80% interest in an unconsolidated joint venture (the “Atlanta JV”).

Condor, through its wholly owned subsidiary, Condor Hospitality REIT Trust (formerly Supertel Hospitality REIT Trust), owns a controlling interest in Condor Hospitality Limited Partnership (“CHLP”) (formerly Supertel Limited Partnership), for which we serve as general partner.  CHLP, including its various subsidiary partnerships, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of 16 properties held by TRS Leasing, Inc.) and conducts all of its operations. At March 31, 2017, the Company owned 98.7% of the partnership operating units (“partnership units”) of CHLP with the remaining partnership units owned by other limited partners and long-term incentive plan unit holders. The Company’s 100% owned E&P Financing Limited Partnership no longer owns any assets or conducts any operations following the sale of its last remaining property in January 2016.

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

Historically, as a result of the geographic areas in which we operate, the operations of our hotels have been seasonal in nature.  Generally, occupancy rates, revenue, and operating income have been greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of our hotels located in Florida, which experience peak demand in the first and fourth quarters annually.  The results of the hotels acquired in and since 2015, because of their locations and chain scale, are expected to be less seasonal in nature than our legacy portfolio of assets.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company, as well as the accounts of CHLP and its subsidiaries and our wholly owned TRS and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Effective on March 15, 2017, the Company effected a reverse stock split of its common stock at a ratio of 1-for-6.5.  No fractional shares of common stock were issued as fractional shares were settled in cash. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the financial statements for the periods presented. Interim results are not necessarily indicative of full-year performance for the year ending December 31, 2017 or any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recently Adopted Accounting Standards

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity, which clarifies certain of the criteria for determining whether derivative features in a hybrid financial instrument should be separately recognized.  ASU 2014-16 is effective for fiscal years beginning after December 15, 2015 and permits either a retrospective or cumulative effect transition method.  ASU 2014-16 was adopted by the Company on January 1, 2016 and was utilized in determining the accounting for the 6.25% Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) issued in March 2016 and the 6.25% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”) issued in March 2017 (see Note 10).

In February 2015, the FASB issued ASU No. 2015-02, Consolidation - Amendments to the Consolidation Analysis, which amends the current consolidation guidance effecting both the VIE and VOE consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The Company adopted this standard on January 1, 2016 and concluded that CHLP now meets the criteria to be considered a VIE of which the Company is the primary beneficiary and, accordingly, the Company continues to consolidate CHLP. The Company’s sole significant asset is its investment in CHLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of CHLP. All of the Company’s debt is an obligation of CHLP.  This ASU was also used in the determination of the accounting for the Atlanta JV entered into in August 2016 (see Note 4).

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  The Company adopted this standard on January 1, 2016 and presents all debt issuance costs as a direct deduction from

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

the carrying value of the debt liability. Adoption of this standard was applied retrospectively for all periods presented, effecting only the presentation of the balance sheet. The adoption of this standard did not have a material impact on the Company's financial position and had no impact on the results of operations or cash flows.

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

In August 2016, the FASB issued ASU-2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payment, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This guidance is effective for the Company for years beginning after December 15, 2017 but earlier adoption is permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires companies to show the changes in the total of cash, cash equivalents, and restricted cash equivalents in the statement of cash flows. This guidance is effective for the Company for years beginning after December 15, 2017, including interim periods within those years and should be applied retroactively. Early adoption is permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business combinations. As a result of the standard, we anticipate that the majority of our hotel purchases will be considered asset purchases as opposed to business combinations. However, the determination will be made on a transaction-by-transaction basis and we do not expect the determination to materially change the recognition of the assets and liabilities acquired. This standard will be applied on a prospective basis and, therefore, it does not affect the accounting for any of our previous transactions.  This standard will be effective for annual periods beginning after December 15, 2017, although early adoption is permitted.

Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Liquidity

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our $90,000 secured revolving credit facility (the “credit facility”), and the release of restricted cash upon the satisfaction of usage requirements.  At March 31, 2017, the Company had $15,032 of cash and cash equivalents on hand and $20,901 of unused availability under its credit facility.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code and as required in connection with our Series E Preferred Stock. Prior to the consideration of any asset sales or our ability to refinance debt subsequent to March 31, 2017, contractual principal payments on our debt outstanding, which include only normal amortization, total $1,103 through June 30, 2018.  We also presently expect to invest approximately $4,000 to $5,000 in capital expenditures related to hotel properties we currently own through June 30, 2018.

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

Our longer-term liquidity requirements consist primarily of the cost of acquiring additional hotel properties, renovations and other one-time capital expenditures that periodically are made related to our hotel properties, and scheduled debt payments, including maturing loans.  Possible sources of liquidity to fund debt maturities and acquisitions and to meet other obligations include additional secured or unsecured debt financings, proceeds from public or private issuances of debt or equity securities, and additional borrowings under our existing credit facility.

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES

Investments in hotel properties consisted of the following at March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017			December 31, 2016
	Held for sale	Held for use	Total	Held for sale	Held for use	Total
Land	$1,794	$17,510	$19,304	$2,392	$14,020	$16,412
Buildings, improvements, vehicle	14,166	132,251	146,417	23,118	85,565	108,683
Furniture and equipment	4,215	17,790	22,005	5,427	12,776	18,203
Construction-in-progress	17	413	430	23	63	86
Investment in hotel properties	20,192	167,964	188,156	30,960	112,424	143,384
Less accumulated depreciation	(8,179)	(17,312)	(25,491)	(12,247)	(16,266)	(28,513)
Investment in hotel properties, net	$12,013	$150,652	$162,665	$18,713	$96,158	$114,871

NOTE 3.  ACQUISITION OF HOTEL PROPERTIES

On March 24, 2017, the Company acquired three wholly owned properties, the Home2 Suites Lexington University / Medical Center (Kentucky), the Home2 Suites Austin / Round Rock, and the Home 2 Suites Tallahassee State Capitol.  The allocation of the purchase price based on fair value, which was determined using Level 3 fair value inputs, was as included in the table below.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Land	Buildings, improvements, and vehicle	Furniture and equipment	Intangible asset	Total purchase price	Debt originated at acquisition	Issuance of CHLP partnership units	Net cash
Home2 Suites	$905	$14,204	$1,351	$40	$16,500	$16,455	$45	$-
Lexington, Kentucky
Home2 Suites	1,087	14,345	1,285	33	16,750	16,705	45	-
Round Rock, Texas
Home2 Suites	1,519	18,229	1,727	25	21,500	21,442	58	-
Tallahassee, Florida
Total	$3,511	$46,778	$4,363	$98	$54,750	$54,602	$148	$-

The $54,750 purchase price was funded with a draw on the credit facility totaling $54,602 and the issuance of 593,896 partnership units from CHLP with a value of $148.

The Company had no acquisitions of wholly owned properties during the three months ended March 31, 2016.

Pro Forma Results

In addition to the three properties discussed above, the Company also entered into the Atlanta JV which then acquired one hotel in August of 2016 (see Note 4) and the Company acquired one wholly owned property, the Aloft Leawood / Overland Park (Kansas City), for a purchase price of $22,500 on December 14, 2016.  The following condensed pro forma financial data is presented as if all acquisitions completed in 2017 had been completed on January 1, 2016 and as if all the acquisitions completed in 2016, including that completed by the Atlanta JV, had been completed on January 1, 2015.  Supplemental pro forma earnings were adjusted to exclude all acquisition expense recognized in the periods presented as if these acquisition costs had been incurred in prior periods but were not adjusted to remove the results of hotels sold during and between the periods.  Results for periods prior to the Company’s ownership are based on information provided by the prior owners, adjusted for differences in interest expense, depreciation expense, and management fees following the Company’s ownership.  The condensed pro forma financial data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2016 or 2015, nor do they purport to represent the results of operations for future periods.

	Three months ended March 31,
	2017	2016
Total revenue	$12,868	$16,541
Operating income	$424	$736
Net loss attributable to common shareholders	$(13,489)	$(10,517)
Net loss per share attributable to common shareholders - Basic	$(4.59)	$(13.84)
Net loss per share attributable to common shareholders - Diluted	$(4.59)	$(13.84)

NOTE 4.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On August 1, 2016, the Company entered into a joint venture with Three Wall Capital LLC and certain of its affiliates (“TWC”) to acquire an Aloft hotel in downtown Atlanta, Georgia for $44,550 on August 22, 2016.  The Company accounts for the Atlanta JV under the equity method.  Condor owns 80% of the Atlanta JV with TWC owning the remaining 20%.  The Atlanta JV is comprised of two companies: Spring Street Hotel Property II LLC, of which CHLP indirectly owns an 80% equity interest, and Spring Street Hotel OpCo II LLC, of which our TRS indirectly owns an 80% equity interest.  TWC owns the remaining 20% equity interest in these two companies.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The purchase price for the Atlanta Aloft was partially paid with $33,750 of proceeds from a term loan secured by the property. The term loan, obtained from LoanCore Capital Credit REIT LLC, has an initial term of 24 months with three 12-month extension periods, which may be exercised at the Atlanta JV’s option subject to certain conditions and fees.  The interest rate is a floating rate calculated on the one-month LIBOR plus 5.0%, and as a condition to closing, the Atlanta JV purchased a LIBOR cap of 3.0%.  The current interest rate on the loan is 6.0%.  The loan is non-recourse to the Atlanta JV, subject to specified exceptions.  The loan is also non-recourse to Condor, except for certain customary carve-outs which are guaranteed by the Company.

Under the Atlanta JV agreement, the Atlanta JV is managed by TWC in accordance with business plans and budgets approved by both partners.  Major decisions as detailed in the agreement also require joint approval.  Condor may remove TWC as manager of the Atlanta JV and appoint a new manager only upon the occurrence of certain events.  The Atlanta Aloft hotel is managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC.  The Atlanta JV paid to Boast total management fees of $89 for the three months ended March 31, 2017.

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

The following tables represent the total assets, liabilities, equity, and components of net earnings, including the Company’s share, of the Atlanta JV as of and for the three months ended March 31, 2017:

As of March 31, 2017
Investment in hotel properties, net	$48,981
Cash and cash equivalents	1,650
Restricted cash, property escrows	739
Accounts receivable, prepaid expenses, and other assets	543
Total Assets	$51,913
Accounts payable, accrued expenses, and other liabilities	$1,558
Distribution payable	48
Land option liability	6,189
Long-term debt, net of deferred financing costs	33,212
Total Liabilities	41,007
Condor equity	8,747
TWC equity	2,159
Total Equity	10,906
Total Liabilities and Equity	$51,913

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Three months ended March 31, 2017
Revenue
Room rentals and other hotel services	$2,989
Operating Expenses
Hotel and property operations	1,861
Depreciation and amortization	411
Total operating expenses	2,272
Operating income	717
Net loss on disposition of assets	(1)
Interest expense	(605)
Net earnings	$111

Condor allocated earnings	$111
TWC allocated earnings	-
Net earnings	$111

NOTE 5.  DISPOSITIONS OF HOTEL PROPERTIES AND DISCONTINUED OPERATIONS

As of March 31, 2017, the Company had five hotels classified as held for sale. At the beginning of 2017, the Company had seven hotels held for sale and during the three months ended March 31, 2017 sold two properties.  None of the hotels reclassified as held for sale since the Company’s adoption of ASU 2014-08 on October 1, 2014 represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  As a result, only hotels classified as held for sale prior to October 1, 2014 (excluding those subsequently reclassified as held for use),  the last of which was sold in January 2016, are included in discontinued operations with all other hotels, including those subsequently sold or classified as held for sale, reported in continuing operations.

In the three months ended March 31, 2017 and 2016, the Company sold two and four hotels, respectively, resulting in total gains of $0 and $4,059, respectively, of which $0 and $3,378, respectively, was included in continuing operations.  The hotels sold during the three months ended March 31, 2017 had been previously impaired and recoveries of impairment totaling $80 were recognized upon their sale.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of disposal transactions. The following table sets forth the components of discontinued operations for the three months ended March 31, 2016:

Three months ended March 31, 2016
Revenue	$6
Hotel and property operations expense	(4)
Net gain (loss) on disposition of assets	681
Interest expense	(5)
Gain from discontinued operations, net of tax	$678

Capital expenditures	$-

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 6.  LONG-TERM DEBT

On March 1, 2017, a significant portion of the Company’s debt (including all debt outstanding at December 31, 2016 with the exception of the two variable rate Western Alliance Bank loans and the two fixed rate Great Western Bank loans) was refinanced with the credit facility that matures on March 1, 2020.  The credit agreement was entered into with KeyBank National Association, as administrative agent and lender, KeyBanc Capital Markets Inc. and The Huntington National Bank, as joint leader arrangers, and other lenders and agents party thereto.

The credit agreement provides for a $90,000 senior secured credit facility and includes an accordion feature that would allow the credit facility to be increased to $400,000 with additional lender commitments. Subsequent to March 31, 2017, the Company closed on an increase in the credit facility from $90,000 to $150,000 (see Note 16).  Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility. As of the closing date, the collateral pool consisted of 14 hotel properties and total available borrowing capacity under the credit facility was $41,050.  At March 31, 2017, following the subsequent purchases and sales of hotels during the quarter (see Notes 3 and 5) and the common stock equity raise (see Note 9), the collateral pool consisted of 15 hotel properties and total available borrowing capacity under the  credit facility totaled $66,461.

The credit facility is guaranteed by the Company and its material subsidiaries that do not have stand-alone financing. Borrowings under the credit facility accrue interest based on a leverage-based pricing grid, at the Company’s option, at either LIBOR plus a spread ranging from 2.25% to 3.00% (depending on leverage) or a base rate plus a spread ranging from 1.25% to 2.00% (depending on leverage). The credit facility matures in March 2020 and has two one-year extension options, subject to certain conditions, including the completion of specific capital achievements. The credit facility contains customary representations and warranties, covenants and events of default.

Upon the closing of the credit facility, $34,250 was immediately drawn down to repay existing debt and related expenses.  Prior to March 31, 2017, net proceeds from the Company’s hotel sales (see Note 5) were used to pay down a total of $6,440 on the credit facility, proceeds from the credit facility totaling $54,750 were used to fund the Company’s acquisitions plus related expenses (see Note 3), and a portion of the proceeds from the Company’s common stock offering totaling $37,000 (see Note 9) was used to pay down the credit facility.

Long-term debt related to wholly owned properties, including debt related to hotel properties held for sale, consisted of the following loans payable at March 31, 2017 and December 31, 2016:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Lender	Balance at March 31, 2017	Interest rate at March 31, 2017	Maturity	Amortization provision	Properties encumbered at March 31, 2017	Balance at December 31, 2016
Fixed rate debt
Great Western Bank (1)	$14,222	4.33%	12/2021	25 years	1	$14,326
Great Western Bank (1)	1,547	4.33%	12/2021	7 years	-	1,599
Western Alliance Bank	-	-	-	-	-	4,806
Western Alliance Bank	-	-	-	-	-	2,803
Cantor Commercial Real Estate Lending	-	-	-	-	-	5,713
Morgan Stanley Mortgage Capital Holdings, LLC	-	-	-	-	-	912
Total fixed rate debt	15,769					30,159

Variable rate debt
Western Alliance Bank	4,852	4.31% (2)	11/2020	25 years	1	4,882
Western Alliance Bank	9,802	4.31% (2)	11/2020	25 years	1	9,863
KeyBank credit facility (3)	45,560	4.80% (4)	03/2020	Interest only	15	-
The Huntington National Bank	-	-	-	-	-	7,361
LMREC 2015 - CREI, Inc. (Latitude)	-	-	-	-	-	11,124
Total variable rate debt	60,214				18	33,230

Total long-term debt	$75,983					$63,389
Less: Deferred financing costs	(2,750)					(669)
Total long-term debt, net of deferred financing costs	73,233					62,720
Less: Long-term debt related to hotel properties held for sale, net of deferred financing costs of $187 and $55	(3,288)					(5,945)
Long-term debt related to hotel properties held for use, net of deferred financing costs of $2,563 and $614	$69,945					$56,775

(1) Both loans are collateralized by Aloft Leawood

(2)  90-day LIBOR plus 3.25%

(3) Total unused availability under this credit facility was $20,901 at March 31, 2017; commitment fee on unused facility is 0.20%

(4) Borrowings under the facility accrue interest based on a leverage-based pricing grid, at the Company’s option, at either LIBOR plus a spread ranging from 2.25% to 3.00% (depending on leverage) or a base rate plus a spread ranging from 2.5% to 2.00% (depending on leverage);  30-day LIBOR for $50,000 notional capped at 2.5% after giving effect to market rate cap (see Note 8)

Debt is classified as held for sale if the properties collateralizing it are held for sale. Debt associated with assets held for sale is classified in the table below based on its contractual maturity although the balances are expected to be repaid within one year upon the sale of the related hotel properties. Aggregate annual principal payments on debt for the remainder of 2017 and thereafter are as follows:

	Held for sale	Held for use	Total
Remainder of 2017	$-	$652	$652
2018	-	909	909
2019	-	950	950
2020	3,475	56,325	59,800
2021	-	13,672	13,672
Total	$3,475	$72,508	$75,983

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Financial Covenants

The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service and fixed charge coverage, required loan-to-value and leverage ratios, required levels of tangible net worth, and place certain restrictions on dividends.  As of March 31, 2017, we were in compliance with our financial covenants.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of March 31, 2017, we are not in default of any of our loans.

NOTE 7.  CONVERTIBLE DEBT AT FAIR VALUE

As part of an agreement entered into on March 16, 2016 (the “Exchange Agreement”) with Real Estate Strategies, L.P. (“RES”) (see Note 10), the Company issued to RES a Convertible Promissory Note (the “Note”), bearing interest at 6.25% per annum, in the principal amount of $1,012 initially convertible into shares of Series D Preferred Stock, which could be subsequently converted into 97,269 shares of common stock.  Following the conversion of all of the outstanding Series D Preferred Stock into common stock and the issuance of the Series E Preferred Stock on March 1, 2017, the Note was amended to be convertible directly into 97,269 shares of common stock at any time at the option of RES or automatically when the Series E Preferred Stock is required to be converted or is redeemed in whole (see Note 10).  The Note is not convertible to the extent at the time the conversion would cause RES, together with its affiliates, to beneficially own more than 49% of the voting stock of the Company.  Any conversion reduces the principal amount of the Note proportionally.

The Company has made an irrevocable election to record this Convertible Debt in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of this Note. As such, gains and losses on the Note are included in net gain on derivatives and convertible debt within net earnings each reporting period. Gains (losses) related to this Note were recognized totaling $240 and ($387) during the three months ended March 31, 2017 and 2016, respectively.  The fair value of the Note was determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options. The fair value of the Note on the date of issuance was determined to be equal to its principal amount. Interest expense related to this Note is recorded separately from other changes in its fair value within interest expense each period.

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of March 31, 2017:

	Fair value as of March 31, 2017	Unpaid principal balance as of March 31, 2017	Fair value carrying amount over/(under) unpaid principal
6.25% Convertible Debt	$1,075	$1,012	$63

NOTE 8. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At March 31, 2017, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired properties in 2017 (see Note 3), in the accounting for the Company’s equity transactions that occurred in March 2016 and 2017 (see Note 10),  and in the valuation of impaired hotels during the three months ended March 31, 2017 and 2016.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on expectations of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at March 31, 2017 and December 31, 2016 are as follows:

Associated debt	Type	Terms	Effective date	Maturity date	Notional amount at March 31, 2017	Notional amount at December 31, 2016
Credit facility	Cap	Caps 30-day LIBOR at 2.50%	03/2017	03/2019	$50,000	$-

Huntington	Swap	Swaps 30-day LIBOR + 2.25% for fixed rate of 4.13% cancellable at Company's option anytime after 11/01/2018 without penalty	11/2015	11/2020	$-	$7,361
Latitude	Cap	Caps 30-day LIBOR at 1.0%	03/016	06/2017	$-	$11,124

Additionally, prior to the execution of the Exchange Agreement (see Note 10) on March 16, 2016, which extinguished the instrument, the Company was required to bifurcate and include on the balance sheet at fair value the embedded conversion option in the 6.25% Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) due to the presence of an antidilution provision that required an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instrument’s original conversion price of $52.00 per share.

Similarly, at December 31, 2015, prior to the execution of the Exchange Agreement, the terms of the common stock warrants issued to the holders of the Series C Preferred Stock (see Note 10) also included an antidilution provision that required a reduction in the warrant’s exercise price of $62.40 should the conversion ratio of the Series C Preferred Stock be adjusted due to its antidilution provisions. Accordingly, the warrants did not qualify for equity classification, and, as a result, the fair value of the warrants was shown as a derivative liability on the consolidated balance sheet.  With the execution of the Exchange Agreement, this provision of these warrants was effectively eliminated and the conversion price was locked permanently at its current amount on the date of the extinguishment of the Series C Preferred Stock ($12.48).  Following this modification of terms, the warrants qualified for equity classification and were reclassified to additional paid-in capital at their fair value of $611 on the date of the modification.

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

Included in the Series E Preferred Stock issued on March 1, 2017 is a redemption right that allows the Company, upon the occurrence of a Qualified Offering (defined as a single offering of common stock of at least $50,000 or up to three offerings in the aggregate of at least $75,000, all with certain minimum prices per share and a potential make whole payment required in certain scenarios), to redeem up to a total of 490,250 shares of Series E Preferred Stock for specific percentages of its liquidation preference.  Because this redemption right is contingent upon the occurrence of a Qualified Offering, the Company was required to bifurcate and include on the balance sheet at fair value the embedded redemption right. This option was determined to be an asset with a fair value on the date of issuance of $150 using a trinomial lattice-based model, considered a Level 3 fair value measurement.  A Qualified Offering was completed on March 29, 2017 (see Note 9).

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

All derivatives recognized by the Company are reported as either derivative assets or liabilities on the consolidated balance sheets and are adjusted to their fair value at each reporting date. All gains and losses on derivative instruments are included in net gain on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the consolidated statements of operations. Net gains (losses) of $(65) and $5,730 were recognized related to derivative instruments for the three months ended March 31, 2017 and 2016, respectively.

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial assets and (liabilities) carried at fair value and measured on a recurring basis:

	Fair value at
	March 31, 2017	Level 1	Level 2	Level 3
Interest rate derivatives	$44	$-	$44	$-
Series E Preferred embedded redemption option	93	-	-	93
Convertible debt	(1,075)	-	-	(1,075)
Total	$(938)	$-	$44	$(982)

	Fair value at
	December 31, 2016	Level 1	Level 2	Level 3
Interest rate derivatives	$(8)	$-	$(8)	$-
Convertible debt	(1,315)	-	-	(1,315)
Total	$(1,323)	$-	$(8)	$(1,315)

There were no transfers between levels during the three months ended March 31, 2017 or 2016.

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the consolidated statements of operations during the periods:

	Three months ended March 31,
	2017			2016
	Series E Preferred embedded redemption option	Convertible debt	Total	Series C Preferred embedded derivative	RES warrant derivative	Convertible debt	Total
Fair value, beginning of period	$-	$(1,315)	$(1,315)	$(6,271)	$(2,411)	$-	$(8,682)
Net gains (losses) recognized in earnings	(57)	240	183	4,848	1,800	(387)	6,261
Purchase and issuances	150	-	150	-	-	(1,012)	(1,012)
Sales and settlements	-	-	-	1,423	-	-	1,423
Gross transfers into Level 3	-	-	-	-	-	-	-
Gross transfers out of Level 3	-	-	-	-	611 (1)	-	611
Fair value, end of period	$93	$(1,075)	$(982)	$-	$-	$(1,399)	$(1,399)
					-
Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$(57)	$240	$183	$-	$-	$(387)	$(387)

(1)	RES warrants were permanently reclassified to additional paid-in capital as discussed above

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Fair Value of Long-Term Debt

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of debt obligations with similar credit risks. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy. Both the carrying value and estimated fair value of the Company’s long-term debt are presented net of deferred financing costs in the table below:

	Carrying value as of		Estimated fair value as of
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Held for use	$69,945	$56,775	$69,052	$56,842
Held for sale	3,288	5,945	3,288	6,378
Total	$73,233	$62,720	$72,340	$63,220

Impaired Hotel Properties

In the performance of impairment analysis for both held for sale and held for use properties, fair value is determined with the assistance of independent real estate brokers and through the use of operating results and revenue multiples based on the Company’s experience with hotel sales as well as available industry information.  For held for sale properties, estimated selling costs are based on our experience with similar asset sales.  These are considered Level 3 inputs.  All impairment in the table below related to held for use properties relates to impairments taken when those properties were previously held for sale or upon their reclassified to held for use. The amount of impairment and recovery of previously recorded impairment recognized in the three months ended March 31, 2017 and 2016 is shown in the tables below:

	Three months ended March 31,
	2017		2016
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Held for sale hotels:
Impairment loss	1	$(351)	2	$(676)
Impairment recovery	-	-	-	-
Sold hotels:
Impairment loss	-	-	1	(117)
Impairment recovery	2	80	-	-
Total net impairment (loss) recovery:	3	$(271)	3	$(793)

NOTE 9.  COMMON STOCK

The Company’s common stock is duly authorized, fully paid, and non-assessable.

On February 28, 2017, the holders of the Series D Preferred Stock voluntarily converted their shares into 6,004,957 shares of common stock (adjusted for the reverse stock split discussed below) at $10.40 per share pursuant to the terms of the preferred stock (see Note 10).

Effective on March 15, 2017, the Company effected a reverse stock split of its common stock at a ratio of 1-for-6.5.  No fractional shares of common stock were issued as fractional shares were settled in cash.  A total of 73 shares   were settled for $1. Unless otherwise noted, impacted amounts and share information included in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

On March 29, 2017, the Company closed an underwritten public offering of 4,772,500 shares of its common stock, including 622,500 shares issued pursuant to the full exercise of an option to purchase additional shares of common stock granted to the underwriters, at a public offering price per share of $10.50. Net proceeds, after the payment of related expenses, from this offering totaled $45,916.

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

On February 28, 2017, the holders of the Series D Preferred Stock voluntarily converted their shares into 6,004,957 shares of common stock at $10.40 per share pursuant to the terms of the preferred stock. The terms of the Series D Preferred Stock provided for automatic conversion following certain future common stock offerings, and also provided for potential additional payments to the holders depending on the sales price of common stock in the offerings. As a result of the voluntary conversion, the holders are no longer entitled to the potential payments. To induce the holders of the Series D Preferred Stock to voluntarily convert their shares, the Company issued the holders 925,000 shares of a new series of preferred stock, the Series E Preferred Stock.

The effect of these transactions on the Company’s preferred stock and the key terms of the remaining series of the Company’s preferred stock are discussed individually below.

Series A Preferred Stock

On April 15, 2016, the remaining 803,270 outstanding shares of Series A Preferred Stock were redeemed.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The difference between the recorded value of the Series A Preferred Stock prior to the issuance of the redemption notice and the redemption value of the Series A Preferred Stock plus related expenses, a total of $2,288, was recorded as a reduction of accumulated deficit during the three months ended March 31, 2016 as the amount is considered a deemed dividend on the Series A Preferred Stock. Of this amount, $836 for the three months ended March 31, 2016 was recorded as a reduction of net earnings attributable to common shareholders as the portion of this deemed dividends that was in excess of preferred dividends deducted to arrive at net earnings attributable to common shareholders in previous periods.

Series B Redeemable Preferred Stock

On April 15, 2016, the remaining 332,500 shares of Series B Preferred Stock were redeemed.

The difference between the recorded value of the Series B Preferred Stock prior to the issuance of the redemption notice and the redemption value of the Series B Preferred Stock, a total $2,740, was recorded as a reduction of accumulated deficit during the three months ended March 31, 2016 as the amount is considered a deemed dividend on the Series B Preferred Stock.  Of this amount,  $870 for the three months ended March 31, 2016 was recorded as a reduction of net earnings attributable to common shareholders as the portion of this deemed dividend that was in excess of preferred dividends deducted to arrive at net earnings attributable to common shareholders in previous periods.

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

On January 24, 2017, the Company exchanged 23,160 new warrants (the “New Warrants”) to purchase common stock of the Company for 576,923 warrants (the “Old Warrants”) held by RES. The number of New Warrants issued in exchange for the Old Warrants equals the number of shares of common stock issuable upon exercise of the Old Warrants pursuant to a cashless exercise provisions of the Old Warrants. The New Warrants are exercisable for 23,160 shares of common stock, have an exercise price of $0.0065 for each common share, and expire on January 24, 2019. On the date of the exchange, the New Warrants had a fair value in excess of the Old Warrants of $289, which is reflected as other expense and an increase in additional paid-in capital as the exchange is assumed to be equivalent to the modification of an equity classified instrument.

Series D Convertible Preferred Stock

Following the execution of the Stock Purchase Agreement and Exchange Agreement on March 16, 2016, there were 6,245,156 shares of Series D Preferred Stock outstanding.

The Series D Preferred stockholders ranked senior to the Company’s common stock and any other preferred stock issuances and received preferential cumulative cash dividends at a rate of 6.25% per annum, payable quarterly in arrears on each March 31, June 30, September 30, and December 31, or, if not a business day, the next succeeding business day, of the $10.00 face value per share.  Dividends on the Series D Preferred Stock accrued whether or not the Company had earnings, whether or not there were funds legally available for the payment of such dividends, whether or not such dividends were declared, and whether or not such dividends were prohibited by agreement. If the dividends on the Series D Preferred Stock had been in arrears for four consecutive quarters, then upon notice by holders of in the aggregate not less than 40% of the outstanding Series D Preferred Stock, the Company would (a) take all appropriate action reasonably within its means to maximize the assets legally available for paying such dividends and to monetize such assets (for example, but without limiting the generality of the foregoing, by selling or liquidating all of some of the Company’s assets or by selling the Company as a going concern), (b) pay out of all

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

such assets legally available (including any proceeds from any sale or liquidation of such assets) the maximum possible amount of such unpaid dividends, and (c) thereafter, at any time and from time to time when additional assets of the Company (including any proceeds from any sale or liquidation of such assets) became legally available to pay such unpaid dividends, pay such remaining unpaid dividends until all dividends accumulated on the Series D Preferred Stock had been fully paid.  Dividends were paid when due throughout the life of the instrument.

Each share of Series D Preferred Stock was convertible, at the option of the holder, at any time into a number of shares of common stock determined by dividing the conversion price of $10.40 into an amount equal to the $10.00 face value per share plus accrued and unpaid dividends, if any. The conversion price was subject to anti-dilution adjustments upon the occurrence of stock splits and stock dividends.  Each outstanding share of Series D Preferred Stock would be converted into a number of shares of common stock determined by dividing the conversion price of $10.40 into the $10.00 face value per share, which was equal to a rate of 0.9615385 shares of common stock for each share of Series D Preferred Stock, automatically upon closing of a Qualified Offering without any further action by the holders of such shares or the Company.

The Series D Preferred Stock was redeemable by the Company at any time subject to certain restrictions, in whole or in a partial redemption of up to $30,000, at $12.00 per share on or before March 16, 2019, $13.00 per share from March 16, 2019 to March 16, 2020, and $14.00 per share on or after March 16, 2020, plus all accrued and unpaid dividends.  If a Qualified Offering had not occurred on or before September 30, 2021, holders that hold in the aggregate not less than 40% of the outstanding shares of the Series D Preferred Stock had the right to elect to have the Company fully liquidate in a commercially reasonable manner as determined by the Board of Directors of the Company to provide for liquidation distributions to the holders of the Series D Preferred Stock in an amount per share equal to $14.00 in cash plus accrued and unpaid dividends.  Once this right had been exercised and the Company had been notified, the dividend rate on the Series D Preferred Stock after September 30, 2021 would increase from 6.25% per annum to 12.5% per annum. The holders of Series D Preferred Stock voted their Series D Preferred Stock as a single class with the holders of the common stock on all matters submitted to such holders for vote or consent. For each such vote or consent, each share of Series D Preferred Stock entitled the holder to cast one vote for each whole vote (rounded to the nearest whole number) that such holder would be entitled to cast had such holder converted its Series D Preferred Stock into shares of common stock as of the date immediately prior to the record date for determining the shareholders of the Company eligible to vote on any such matter.

The fair value of the Series D Preferred Stock was determined to be equal to its face value on the date of issuance.

As discussed above, on February 28, 2017, the holders of the Series D Preferred Stock voluntarily converted their shares into 6,004,957 shares of common stock at $10.40 per share pursuant to the terms of the preferred stock.  At the time of conversion, the Series D Preferred Stock holders were issued 925,000 shares of newly created Series E Preferred Stock.

Series E Redeemable Convertible Preferred Stock

Following the voluntary conversion of the Series D Preferred Stock on February 28, 2017, the only shares of preferred stock outstanding are 925,000 shares of Series E Preferred Stock.

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

Subject to certain shareholder approvals, required under Nasdaq Marketplace Rules, which Condor will seek and expects to obtain at the next annual shareholders meeting, each share of Series E Preferred Stock is convertible, at the option of the holder, at any time on or after February 28, 2019, into a number of shares of common stock determined by dividing the conversion price of $13.845 into an amount equal to the $10.00 face value per share plus

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

accrued and unpaid dividends, if any. Upon liquidation, each share of Series E Preferred Stock is entitled to $10.00 per share, accrued and unpaid dividends, and an additional amount based on liquidation preference that the holders may have foregone by converting their Series D Preferred Stock into common stock, as adjusted for stock appreciation and dividends paid on the common stock. The conversion price is subject to anti-dilution adjustments upon the occurrence of stock splits and stock dividends. Following a specific equity offering or offerings, from time to time a number of shares of Series E Preferred Stock automatically converts into common stock if the common stock trades at 120% of the conversion price for 60 trading days, and the number of shares converted will be determined by certain trading volumes measures.

The Company has rights to redeem up to 490,250 shares of the Series E Preferred Stock at prices from 110% to 130% of its liquidation value.  Subject to certain shareholder approvals, required under Nasdaq Marketplace Rules, which Condor will seek and expects to obtain at the next annual shareholders meeting, the holders have put rights commencing March 16, 2021 to put the Series E Preferred Stock to the Company at 130% of its liquidation preference, which the Company can satisfy with cash or common stock. The Series E Preferred Stock votes as a class on matters generally affecting the Series E Preferred Stock, and as long as 434,750 shares of Series E Preferred Stock (47% of the originally issued shares of Series E Preferred Stock) remain outstanding, then 75% approval of the Series E Preferred Stock will be required to approve merger, consolidation, liquidation or winding up of Condor, related party transactions exceeding $120, payment of dividends on common stock except from funds from operations or to maintain REIT status, the grant of exemptions from Condor’s charter limitation on ownership of 9.9% of any class or series of its securities (exclusive of persons currently holding exemptions), issuance of preferred stock or commitment or agreement to do any of the foregoing.

RES and SREP are the sole shareholders of the Series E Preferred Stock.  RES and SREP are also parties to director designation agreements pursuant to which each of RES and SREP have rights to designate directors for election, the number of which is determined by the percentage voting power they have in the election of directors.  The number of directors that may currently be designated constitutes a majority of the Company’s Board of Directors.  All of the directors designated by RES and SREP have been determined by the Company’s Board of Directors to be independent under applicable stock exchange rules.  However, because RES and SREP hold all of the Series E Preferred Stock and may designate a majority of the Board of Directors, they are deemed to have potential influence on the put and call options discussed above, and therefore the Series E Preferred Stock is classified as temporary equity.

The Series E Preferred Stock was determined to have a fair value of $9,900 on the date of issuance as measured using a trinomial lattice-based model.  From this value, the embedded redemption option (see Note 8), which was determined to be an asset with a fair value on the date of issuance of $150 using the same model, was bifurcated and will be accounted for at fair value at each period end.  These are considered Level 3 fair value measurements.  The issuance of the Series E Preferred Stock is considered an inducement to convert the Series D Preferred Stock to common stock and as such, its fair value at issuance, plus related expenses, is reflected as a reduction of retained earnings and an increase in dividends declared and undeclared and in kind dividends deemed on preferred stock.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Impact of Preferred Stock on Net Loss Attributable to Common Shareholders

The components of dividends declared and undeclared and in kind dividends deemed on preferred stock are as follows:

	Three months ended March 31,
	2017	2016
Preferred A dividends accrued at stated rate	$-	$190
Preferred A additional deemed dividends upon redemption	-	646
Preferred B dividends accrued at stated rate	-	208
Preferred B additional deemed dividends upon redemption	-	662
Preferred C dividends accrued at stated rate	-	455
Preferred C additional deemed dividends at exchange	-	15,419
Preferred D dividends accrued at stated rate	650	160
Preferred D inducement to convert	10,903	-
Preferred E dividends accrued at stated rate	50	-
Dividends declared and undeclared and in kind dividends deemed on preferred stock	$11,603	$17,740

NOTE 11.  NONCONTROLLING INTEREST OF PARTNERSHIP UNITS IN CHLP

Noncontrolling interest in CHLP represents the limited partners’ proportionate share of the equity in the operating partnership and long-term incentive plan (“LTIP”) units (see Note 12).  Earnings and loss are allocated to noncontrolling interest in accordance with the weighted average percentage ownership of CHLP during the period.

Our ownership interest in CHLP as of March 31, 2017 was 98.7% and as of December 31, 2016 was 97.8%, which includes consideration of the partnership units of the limited partners as well as the LTIP units. At March 31, 2017 and December 31, 2016,  8,466,839 and 7,872,943 CHLP partnership units owned by minority interest holders were outstanding, respectively, which includes 3,203,687 and 2,609,791 partnership units held by limited partners, respectively, and 5,263,152 LTIP units outstanding which were not yet earned at both periods. The combined redemption value for the partnership units and LTIP units was $1,726 and $2,008 at March 31, 2017 and December 31, 2016, respectively.

Each limited partner of CHLP may, subject to certain limitations, require that CHLP redeem all or a portion of his or her partnership units at any time after a specified period following the date the units were acquired, by delivering a redemption notice to CHLP. When a limited partner tenders partnership units for redemption, the Company can, at its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock at a rate of one share of common stock for each 52 partnership units redeemed or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. No partnership units were redeemed during the three months ended March 31, 2017 or 2016.

NOTE 12.  STOCK-BASED COMPENSATION

The Company previously had in place a 2006 Stock Plan which had been approved by the Company’s shareholders. The 2006 Stock Plan authorized the grant of stock options, stock appreciation rights, restricted stock, and stock bonuses of up to 9,615 shares of common stock. The 2006 Stock Plan expired on December 31, 2015.  As a replacement for the 2006 Stock Plan, the Board of Directors adopted the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 461,538.  During the three

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

months ended March 31, 2017,  714 shares of common stock were issued to members of the Investment Committee of the Board of Directors and 13,593 unvested share awards were issued to management under the 2016 Stock Plan.

Stock-based compensation for awards with a service condition only is measured based on the fair value of the award on the date of grant and recognized as compensation expense on a straight line basis over the service period.  The compensation cost related to awards for which vesting is contingent upon achieving a market based criteria is measured at the fair value of the award on the date of grant, including consideration of the market criteria, and amortized on a straight line basis over the performance period. The fair value of the award at grant is measured using either the closing stock price on the date of grant (for vested and unvested share awards), the Black-Scholes model (for options and warrants), or a Monte Carlo simulation (for LTIP awards), as appropriate. Compensation cost is recognized as additional paid-in capital for awards of the Company’s common stock and as noncontrolling interest for LTIP awards of CHLP partnership units.  The Company has elected to expense forfeitures of stock-based compensation as they occur.

Options and Unvested Share Awards

At March 31, 2017, the Company had a total of 865  vested stock options with a weighted average exercise price of $48.945 per share outstanding under the 2006 Stock Plan and no unvested stock options.

On March 31, 2017, the Company granted 13,593 unvested share awards to two executive officers. The fair value of these awards on the date of grant totaled $144, all of which is unrecognized compensation expense that will be recognized over the five year ratable vesting period of the shares.

Warrants

On March 2, 2015, the Company granted a warrant to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment. The warrant entitled the executive to purchase a total of 101,213 authorized but previously unissued shares of the Company’s common stock at a price of (i) $9.88 per share (the adjusted closing bid price of the common stock on Nasdaq on March 2, 2015) if at least one-third but not more than one-half of the shares were purchased on or prior to March 17, 2015, and (ii) $12.48 per share for shares purchased after that date. The warrant has a three-year term. The executive officer exercised the warrant in part to purchase 35,060 shares on March 11, 2015 at the price of $9.88 per share. The warrant remains exercisable for 66,153 shares at an exercise price of $12.48 per share.  As of March 31, 2017, the total unrecognized compensation cost related to these warrants was $91, which is expected to be recognized over the next 11 months.

Long-Term Incentive Plan Awards

On March 2, 2015, the Company granted an equity award of 5,263,152 LTIP units, representing profit interests in CHLP, to an executive officer of the Company. The LTIP units are earned in one-third increments upon the Company’s common stock achieving price per share milestones of $22.75,  $29.25, and $35.75, respectively.  Earned LTIP units vest in March 2018, or earlier upon a change in control of the Company, and upon vesting can be converted into CHLP partnership units which can be redeemed at the rate of one share of common stock for each 52 earned LTIP units for up to 101,213 common shares. As of March 31, 2017, the total unrecognized compensation cost related to these LTIP units was $156, which is expected to be recognized over the next 11 months.

Investment Committee Share Compensation

Independent directors serving as members of the Investment Committee of the Board of Directors receive their monthly Investment Committee fees in the form of shares of the Company’s common stock if issuance is available under a shareholder approved stock plan, priced as the average of the closing price of the stock for the first 20 trading days of the calendar year. A total of 714 and 0 shares, respectively, were issued to the independent directors of the Investment Committee during the three months ended March 31, 2017 and 2016.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation, including LTIP units, related to employees and directors for the three months ended March 31, 2017 and 2016 was $77 and $69, respectively, all of which is included in general and administrative expense.

NOTE 13.  INCOME TAXES

We have provided a full valuation allowance against our net deferred tax asset during all periods presented due to the uncertainty of realization resulting from past operating losses which results in no tax expense or benefit for the three months ended March 31, 2017 and 2016. After consideration of limitations related to a change in control as defined under Internal Revenue Code Section 382 (“Section 382”) following the Company’s 2012 transactions with RES (see Note 10), the TRS’s net operating loss carryforward at March 31, 2017 as determined for federal income tax purposes was $3,291. The availability of the loss carryforwards will expire from 2022 through 2035.  The Company is currently in the process of evaluating whether the Company’s 2016 and 2017 equity transactions (see Notes 9 and 10) will require further limitation of the usage of net operating losses under Section 382.

NOTE 14.   EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per common share (“EPS”):

	Three months ended March 31,
	2017	2016
Numerator: Basic and Diluted (1)
Net loss attributable to common shareholders:
Continuing operations	$(13,953)	$(11,146)
Discontinued operations	-	704
Total	$(13,953)	$(10,442)

Denominator
Weighted average number of common shares - Basic and Diluted	2,937,698	760,129

Earnings per Share
Continuing operations - Basic and Diluted	$(4.75)	$(14.63)
Discontinued operations - Basic and Diluted	-	0.91
Total - Basic and Diluted Earnings per Share	$(4.75)	$(13.72)

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Three months ended March 31,
	2017	2016
Outstanding stock options	865	865
Unvested stock awards	-	161
Warrants - RES	170,830	576,923
Warrants - Employees	66,153	66,153
Series C Preferred Stock	-	2,409,129
Series D Preferred Stock	3,936,347	1,055,816
Series E Preferred Stock	230,127	-
Convertible debt	97,269	17,102
LTIP partnership units (1)	101,213	101,213
CHLP partnership units (1)	51,076	46,074
Total potentially dilutive securities excluded from the denominator	4,653,880	4,273,436

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

Each of the management companies employed by the TRS at March 31, 2017 receive a base monthly management fee of 3.0% to 3.5% of gross hotel revenue, with incentives for performance which increase such fee to a maximum of 5.0%. For the three months ended March 31, 2017 and 2016, base management fees incurred totaled $324 and $399, respectively, all of which was included in continuing operations as hotel and property operations expense.  Incentive management fees, included in continuing operations in their entirety, totaled $25 and $6, respectively, for the three months ended March 31, 2017 and 2016.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Franchise Agreements

As of March 31, 2017,  18 of our 19 wholly owned properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue. The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term.  Franchise fee expense totaled $668 and $759,  for the three months ended March 31, 2017 and 2016, respectively,  all of which was included in continuing operations as hotel and property operations expense. The initial fees incurred to enter into the franchise agreements are capitalized and amortized over the life of the franchise agreements.

Leases

The Company assumed a land lease agreement at the time of purchase related to one hotel owned at March 31, 2017.  This lease requires monthly payments of the greater of $2 or 5% of room revenue and is associated with a property held for sale at March 31, 2017.  Land lease expense totaled $9 and $23, respectively, for the three months ended March 31, 2017 and 2016, all of which was included in continuing operations as hotel and property operations expense.

The Company entered into three new office lease agreements in 2016, replacing all existing office lease agreements which expired in 2016. These leases expire in 2019 through 2021 and have combined rent expense of approximately $153 annually.  Office lease expense totaled $38 and $46 in the three months ended March 31, 2017 and 2016, respectively, and is included in general and administrative expense.

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

NOTE 16.  SUBSEQUENT EVENTS

The Company sold the 61-room Comfort Inn in Harlan, Kentucky on April 3, 2017 for gross proceeds of $1,850 and the 62-room Comfort Suites in Lafayette, Indiana on April 18, 2017 for gross proceeds of $3,885. Net proceeds from the sales were applied to the Company’s credit facility.

On April 14, 2017, the Company closed on the acquisition of the Home2 Suites Memphis / Southaven for a purchase price of $19,000.  The acquisition of this hotel included the assumption of an existing securitized loan on the property totaling approximately $9,100.  The loan bears interest at a fixed rate of 4.54%, requires monthly principal and interest payments of $48, and matures on August 1, 2024.

On April 29, 2017, the Company entered into a hotel purchase agreement to purchase a Hampton Inn and Suites in Lake Mary, Florida, a suburb of Orlando, for $19,250.  The closing of the acquisition is subject to customary closing conditions including accuracy of representations and warranties and compliance with covenants and obligations and is expected to occur in the late second quarter or early third quarter of 2017.

On May 11, 2017, the Company closed on an expansion of its $90,000 credit facility to $150,000 of committed borrowing capacity.  The credit facility continues to include an accordion feature that would allow the Company to increase the size of the credit facility up to $400,000 with additional lender commitments.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 and our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Background

Condor Hospitality Trust, Inc. (“CDOR,” “Condor,” or the “Company”), which until July 15, 2015 was formerly named Supertel Hospitality, Inc., was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014.  CDOR is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of March 31, 2017, the Company owned 20 hotels, representing 2,188 rooms, in 10 states, including one hotel owned through an 80% interest in an unconsolidated joint venture (“Atlanta JV”).

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (“CHLP”), for which we serve as general partner. As of March 31, 2017, we owned an approximate 98.7% ownership interest in CHLP.  In the future, CHLP may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

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

Historically, as a result of the geographic areas in which we operate, the operations of our hotels have been seasonal in nature.  Generally, occupancy rates, revenue, and operating income have been greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of our hotels located in Florida, which experience peak demand in the first and fourth quarters annually.  The results of the hotels acquired in and since 2015, because of their locations and chain scale, are expected to be less seasonal in nature than our legacy portfolio of assets.

Overview

First Quarter Accomplishments

The Company continues to execute its stated strategy with multiple noteworthy accomplishments in the first quarter of 2017, including achieving a significant milestone of its strategic transition with a successful public offering of common stock.   In addition to its successful common stock offering, since the start of 2017 until the date hereof, the Company has acquired four hotel assets for $73.75 million, closed a new secured revolving credit facility, closed on the sale of four legacy hotel assets, executed a 1-for-6.5 reverse stock split, converted all outstanding Series D Preferred Stock into common stock, paid its fourth consecutive quarterly common dividend, and announced a purchase contract to acquire a premium-branded select-service asset in Florida.  Management believes all of these achievements have positioned the Company extremely well to continue to grow the Company and deliver shareholder value.

The aforementioned accomplishments are further detailed below:

Closed Public Offering of 4,772,500 Shares of Common Stock: On March 29, 2017, the Company announced the closing of its underwritten public offering of 4,772,500 shares of its common stock, including 622,500 shares issued pursuant to the full exercise of an option to purchase additional shares of common stock granted to the underwriters, at a public offering price per share of $10.50.  The Company used the net proceeds of the offering to repay amounts borrowed under its secured revolving credit facility, which amounts will then become available for future borrowings to fund future acquisitions.

Closed New $90 Million Secured Revolving Credit Facility and Announced Increase to $150 Million Subsequent to the Close of the First Quarter:  On March 1, 2017, the Company announced the closing of its new $90.0 million secured revolving credit facility.  On April 24, 2017, the Company announced that it had secured commitments from three lenders to increase the $90.0 million senior secured revolving credit facility to $150.0 million.  This increase in the facility closed on May 11, 2017.  KeyBanc Capital Markets, BMO Capital Markets, and The Huntington National Bank are Joint Lead Arrangers for the $150 million revolving credit facility with KeyBank National Association serving as Administrative Agent and The Huntington National Bank and BMO Capital Markets serving as Co-Syndication Agents.  The commitments include an accordion feature that would allow the Company to increase the size of the facility up to $400.0 million with additional lender commitments.  The facility matures in 2020 and has two one-year extension options following additional capital achievements.  Borrowings will continue to bear interest at a rate determined by a leverage-based pricing grid.

Closed Acquisition of Four Home2 Suites by Hilton (Including One Closed Subsequent to the Close of the First Quarter):  On March 27, 2017, the Company announced that it had closed on the acquisition of three Home2 Suites for $54.75 million.  The three hotels include the Home2 Suites Austin/Round Rock (Texas), the Home2 Suites Lexington University/Medical Center (Kentucky), and the Home2 Suites Tallahassee State Capitol (Florida).   Following the close of the first quarter on April 17, 2017, the Company announced that it had closed on the acquisition of the Home2 Suites Memphis/Southaven (Mississippi) for $19.0 million.  All four of the hotels will continue to be managed by the seller, Vista Host Inc.  With an average age of less than two years, these four Home2 Suites fit squarely within the Company’s stated investment strategy of acquiring newer, premium-branded select-service assets in secondary markets.

Four Non-Core Assets Sold (Including Two Closed Subsequent to the Close of the First Quarter): In the first quarter of 2017, the Company continued to successfully dispose of legacy assets at what the Company’s considers to be attractive valuations.  The Company sold two assets in the first quarter resulting in $6.8 million of gross proceeds.  Subsequent to the close of the first quarter, the Company closed on two additional assets resulting in $5.7 million of gross proceeds.  Thus, year-to-date as of the time of this document, the Company has sold four legacy assets totaling $12.5 million in gross proceeds. The Company plans to dispose of a total of seven legacy hotels, including the four closed dispositions aforementioned, in the first half of 2017 and will continue to utilize the net proceeds to strategically reposition the portfolio.

Converted All Outstanding Series D Preferred Stock to Common Stock:  On March 1, 2017, the Company announced that the holders of $62.5 million of outstanding Series D Preferred Stock, which represented all of Condor’s outstanding Series D Preferred Stock, voluntarily converted their preferred shares into an aggregate of 6,004,957 shares (adjusted on a post-split basis)  of the Company’s common stock plus 925,000 shares of newly issued Series E Preferred Stock, face value of $10 per share, in the aggregate amount of $9.25 million.  The common stock conversion price was previously established in the Series D Issuance Agreement in March 2016 and was $10.40 per share (adjusted on a post-split basis). The new Series E Preferred Stock issued as part of the conversion transaction pays dividends at an annual rate of 6.25% of the aggregate face value of $9.25 million.  Commencing February 28, 2019, the Series E Preferred Stock is convertible into common stock at a conversion price of $13.85 per share of common stock (adjusted on a post-split basis).

Executed 1-for-6.5 Reverse Stock Split: On March 15, 2017, the Company announced a 1-for-6.5 reverse stock split of its common stock which was effective after the close of business on the same day.

Common Dividend Payment: On March 21, 2017, the Board of Directors declared a common stock dividend of $0.195 per share related to the first quarter of 2017.  This represents $0.78 per share on an annualized basis.  The first quarter dividend was paid on April 7, 2017 to shareholders of record on March 31, 2017.  The first quarter dividend represents the fourth consecutive quarterly dividend for the Company since declaring a dividend in July of 2016 for the first time since 2009.

Subsequent to the close of the first quarter, the Company achieved the following significant accomplishment:

Announced Executed Agreement to Acquire the Hampton Inn and Suites Lake Mary:  On May 1, 2017, the Company announced that it had executed an agreement to purchase the 130-room Hampton Inn and Suites located in Lake Mary, a suburb approximately 18 miles northeast of Orlando, at 850 Village Oak Lane, Lake Mary, Florida.  The minimum purchase price of the hotel is $19.25 million with the potential to increase to $19.5 million under certain circumstances.  The hotel is expected to be managed by Peachtree Hospitality Management, LLC.  The closing of the acquisition of the hotel is expected to occur late second quarter or early third quarter, but is subject to customary closing conditions including accuracy of representations and warranties and compliance with covenants and obligations.

Outlook and Performance

The U.S. lodging industry continues to experience positive lodging fundamentals albeit at more modest growth levels than in past years.   The fourth quarter of 2016 provided encouraging Revenue Per Available Room (“RevPAR”) performance of an increase of 3.2%, primarily driven by an improvement in post-election consumer and business outlook.  In its January 2017 report, Hospitality Directions: January 2017, PricewaterhouseCoopers, LLP forecast continued moderated growth in 2017.  The report predicts that the continued supply growth in hotel rooms will drive national average occupancy levels marginally down to 65.3%.  Growth in average daily rate is expected to partially counteract this marginal decline in occupancy, leading to expected national average RevPAR growth of 2.3%.  We argue however that national averages do not necessarily paint the complete picture.  We continue to remain optimistic on the strength of lodging fundamentals in the secondary markets we target.  These markets have not experienced nearly as much supply growth as the primary markets and are less effected by alternative lodging platforms, such as Airbnb.  Additionally, we expect these markets will benefit from the growth in corporate transient demand expected in 2017.  As such, we believe that the combination of lower supply growth combined with the increase to corporate transient demand will lead our target markets to outperform the national average with regards to RevPAR growth for the foreseeable future.

We remain confident in our ability to continue to asset manage our existing portfolio of ten new investment platform hotels to achieve strong operating results and in our ability to continue to acquire high-quality, premium-branded select-service assets in attractive markets.  The successful closing of the four Home2 Suites by Hilton this year, the disposition of four legacy assets year-to-date, and the announcement of a purchase contract to acquire the Hampton Inn and Suites Lake Mary are evidence of our ability to continue to transform our hotel portfolio and our commitment to assembling the highest-quality portfolio of premium-branded select-service assets in secondary markets in the public REIT space.    With a strong foundation now in place, we are committed to and highly focused on continuing to execute our strategy in order to achieve our stated mission of providing our shareholders with attractive total returns in the lodging sector.

The Company details factors that are outside of its control and that may negatively effect its performance in the “Risk Factors” section of its Annual Report on Form 10-K for the year ended December 31, 2016 and other documents that may be filed with the SEC in the future.  We encourage our investors to become familiar with these risk factors.  The Company continues to closely monitor lodging industry fundamentals, the performance of its portfolio, its third-party managers, and its general performance, in an effort to accomplish its stated mission of providing attractive total returns in the lodging sector to its investors.

Hotel Property Portfolio and Activity

Hotel Property Portfolio

The following table sets forth certain information with respect to the hotels owned by us as of March 31, 2017:

Brand	City	State	Rooms

New Investment Platform
Hilton Garden Inn	Dowell	Maryland	100
Hotel Indigo	Atlanta (Airport)	Georgia	142
SpringHill Suites	San Antonio (Downtown)	Texas	116
Courtyard by Marriott	Jacksonville	Florida	120
Aloft	Leawood-Overland Park	Kansas	156
Aloft	Atlanta (Downtown) (2)	Georgia	254
Home 2 Suites	Lexington (4)	Kentucky	103
Home 2 Suites	Round Rock (4)	Texas	91
Home 2 Suites	Tallahassee (4)	Florida	132
			1,214
Legacy Hotels Held for Use
Comfort Suites	South Bend	Indiana	135
Comfort Suites	Fort Wayne	Indiana	127
Comfort Inn & Suites	Warsaw	Indiana	71
Quality Inn	Solomons	Maryland	59
Super 8	Creston	Iowa	121
Supertel Inn	Creston	Iowa	41
			554
Legacy Hotels Held for Sale
Comfort Suites	Lafayette (3)	Indiana	62
Comfort Inn	Harlan (1) (3)	Kentucky	61
Quality Inn	Morgantown	West Virginia	81
Days Inn	Bossier City	Louisiana	176
Key West Inn	Key Largo	Florida	40
			420
		Total Rooms	2,188

(1)	This property is subject to a long-term ground lease
(2)	This property is owned through an 80% interest in our unconsolidated Atlanta JV
(3)	This property was sold subsequent to March 31, 2017
(4)	This property was newly acquired in 2017

All of our properties with the exception of the property in Harlan, Kentucky are encumbered by either our credit facility or by mortgage debt at March 31, 2017.

Acquisitions

On March 24, 2017, the Company acquired three wholly owned properties, the Home2 Suites Lexington University / Medical Center (Kentucky), the Home2 Suites Austin / Round Rock, and the Home 2 Suites Tallahassee State Capitol.  The allocation of the purchase price based on fair value was as included in the table below (in thousands).

The $54.8 million purchase price was funded with a draw on the credit facility totaling $54.6 million and the issuance of 593,896 partnership units from CHLP with a value of $0.15 million.

	Land	Buildings, improvements, and vehicle	Furniture and equipment	Intangible asset	Total purchase price	Debt originated at acquisition	Issuance of CHLP partnership units	Net cash
Home2 Suites	$905	$14,204	$1,351	$40	$16,500	$16,455	$45	$-
Lexington, Kentucky
Home2 Suites	1,087	14,345	1,285	33	16,750	16,705	45	-
Round Rock, Texas
Home2 Suites	1,519	18,229	1,727	25	21,500	21,442	58	-
Tallahassee, Florida
Total	$3,511	$46,778	$4,363	$98	$54,750	$54,602	$148	$-

Subsequent to the end of the quarter, on April 14, 2017, the Company closed on the acquisition of the Home2 Suites Memphis / Southaven for a purchase price of $19.0 million.  The acquisition of this hotel included the assumption of an existing securitized loan on the property totaling approximately $9.1 million.  The loan bears interest at a fixed rate of 4.54%, requires monthly principal and interest payments of $0.05 million, and matures on August 1, 2024.

Additionally, on April 29, 2017, the Company entered into a hotel purchase agreement to purchase a Hampton Inn and Suites in Lake Mary, Florida, a suburb of Orlando, for $19.25 million.  The closing of the acquisition is subject to customary closing conditions including accuracy of representations and warranties and compliance with covenants and obligations and is expected to occur in the late second quarter or early third quarter of 2017.

Dispositions

Consistent with our strategic repositioning, the following hotel sales were executed in the three months ended March 31, 2017:

			Condor	Number of	Gross proceeds
Date of sale	Location	Brand	lender	rooms	(in thousands)
03/27/2017	New Castle, PA	Comfort Inn	Credit facility	79	2,500
03/28/2017	Billings, MT	Super 8	Credit facility	106	4,250
			Total	185	$6,750

All net proceeds from these hotel dispositions were used to repay borrowings under the Company’s $90.0 million credit facility.  In the three months ended March 31, 2016, four hotels with a total of 425 rooms were sold for gross proceeds of $9.4 million, and net proceeds, after expenses and debt repayment, of $3.7 million.

Subsequent to the end of the quarter, the Company sold the 61-room Comfort Inn in Harlan, Kentucky on April 3, 2017 for gross proceeds of $1.85 million and the 62-room Comfort Suites in Lafayette, Indiana on April 18, 2017 for gross proceeds of $3.885 million. Net proceeds from the sales were applied to the Company’s secured credit facility.

Based on the criteria discussed in the footnotes to the consolidated financial statements, as of March 31, 2017, the Company had five hotels classified as held for sale.  At the beginning of 2017, the Company had seven hotels held for sale and during the three months ended March 31, 2017 sold two properties.  None of the hotels reclassified as held for sale since the Company’s adoption of ASU 2014-08 on October 1, 2014 represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  As a result, only hotels classified as held for sale prior to October 1, 2014 (excluding those subsequently reclassified as held for use), the last of which was sold in January 2016, are included in discontinued operations with all other hotels, including those subsequently sold or classified as held for sale, reported in continuing operations.

Operating Performance Metrics

The following table presents our same property occupancy,  Average Daily Rate (“ADR”), and RevPAR for all our hotels owned at March 31, 2017.  Same property occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented.  Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.  The performance metrics for the hotel acquired through our Atlanta JV, also presented below, reflect 100% of the operating results of the property, including our interest and the interest of our partner.

	Three months ended March 31,
	2017			2016
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly owned properties	77.16%	$120.17	$92.72	75.07%	$116.05	$87.11
Atlanta Aloft JV	82.52%	135.12	111.50	69.52%	143.61	99.85
Total new investment platform	78.28%	$123.46	$96.65	73.91%	$121.48	$89.78

Legacy held for sale	46.11%	$77.24	$35.61	50.01%	$74.03	$37.02
Legacy held for use	66.20%	$70.77	$46.85	53.80%	$74.33	$39.99
Total legacy	57.56%	$73.00	$42.02	52.19%	$74.21	$38.73

Total portfolio as of March 31, 2017	69.06%	$104.74	$72.34	64.17%	$104.24	$66.89

Within the new investment platform, the largest changes in RevPAR relate to the Solomons Hilton Garden Inn (9.2% increase in RevPAR), the San Antonio SpringHill Suites (22.5% increase in RevPAR), the Tallahassee Home2 Suites (12.6% increase in RevPAR), and the Atlanta Aloft JV (11.7% increase in RevPAR).  At the Hilton Garden Inn, the increase was driven by increased business from a nearby power plant that underwent significant maintenance and upgrades in the first quarter of 2017.  At the SpringHill Suites, the increase was driven both by increased convention business following the completion in the third quarter of 2016 of a significant expansion and renovation of the convention center as well as increased repeat business as the renovation and rebranding of this hotel has now been completed for approximately a year and a half.  At the Tallahassee Home2 Suites, the increase in RevPAR was primarily the result of a changed meeting schedule used by the state legislature.  At the Atlanta Aloft JV, the increase in RevPAR was due to increased convention center business, increased business secured with flight crews, and an overall increased focus on sales efforts.

In the legacy held for use portfolio of hotels, RevPAR increased 17.2% from the first quarter of 2016 to the first quarter of 2017.  This increase in attributable to a 23.0% increase in occupancy to 66.2%, while ADR decreased by 4.8% to $70.77.

Results of Operations

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016 (in thousands)

	Three months ended March 31,
	2017	2016
	Continuing operations	Continuing operations	Discontinued operations	Total	Continuing operations variance
Revenue	$10,361	$12,503	$6	$12,509	$(2,142)
Hotel and property operations expense	(7,613)	(9,711)	(4)	(9,715)	2,098
Depreciation and amortization expense	(1,051)	(1,409)	-	(1,409)	358
General and administrative expense	(1,492)	(1,448)	-	(1,448)	(44)
Acquisition and terminated transactions expense	(502)	(94)	-	(94)	(408)
Equity transactions expense	(343)	-	-	-	(343)
Net gain (loss) on disposition of assets	(3)	3,367	681	4,048	(3,370)
Equity in earnings of joint venture	111	-	-	-	111
Net gain on derivatives and convertible debt	175	6,117	-	6,117	(5,942)
Other expense, net	(1)	(21)	-	(21)	20
Interest expense	(971)	(1,329)	(5)	(1,334)	358
Loss on extinguishment of debt	(800)	(173)	-	(173)	(627)
Impairment loss, net	(271)	(793)	-	(793)	522
Income tax expense	-	-	-	-	-
Net earnings (loss)	$(2,400)	$7,009	$678	$7,687	$(9,409)

Revenue

Revenue from continuing operations between the periods decreased by $2,142, or 17.1%.  Revenue from properties acquired after the first quarter of 2016 totaled $1,707 during the three months ended March 31, 2017 while revenue decreased by $4,401 as a result of decreased revenue from held for sale and sold properties included in continuing operations.  Revenue related to held for use properties increased in total by $552 as a result of the changes in RevPAR on the new investment platform hotels and legacy held for use hotels discussed above.

Expenses

Hotel and property operations expense from continuing operations decreased by $2,098, which was driven by decreased expenses from held for sale or sold properties included in continuing operations of $3,653, partially offset by expenses from newly acquired properties of $1,118 in the three months ended March 31, 2017.  In totality, hotel and operations expenses from continuing operations remained a decreased percentage of total revenue at 73.5% and 77.7% for the three months ended March 31, 2017 and 2016, respectively.  This decrease was both a result of increased ADR in our hotel portfolio and because the legacy hotels that remain in our portfolio and new investment platform hotels have higher operating margins than the hotels that were sold during and between the periods.

Depreciation expense and interest expense from continuing operations decreased by $358 and $358, respectively, between the periods as a result of a net decrease in the size of the Company’s hotel portfolio and thus its debt levels.  Additionally, interest expense was favorably impacted by a decrease in the weighted average interest rate on total debt outstanding between the periods, from 5.24% at March 31, 2016 to 4.61% at March 31, 2017, as a result of debt repaid upon the sale of properties and the lower than historical interest rate obtained on the credit facility refinancing in the first quarter of 2017.

General and administrative expense remained relatively stable, increasing by $44, between the periods.

Acquisition and terminated transaction costs will fluctuate period to period based on our acquisition activities.  Acquisition costs typically consist of transfer taxes, legal fees, and other costs associated with acquiring a hotel property as well as transactions that were terminated during the year and expense incurred pursuing potential acquisitions.  The increase in these expenses between the periods of $408 was a result of increased acquisition activity in 2017, including the consummation of three acquisitions during the first quarter.

Equity transaction costs totaled $343 in the first quarter of 2017 as a result of the one-time non-cash expense of $289 associated with the exchange of warrants as well as expenses associated with this transaction and the Company’s reverse stock split.

Net Gain/(Loss) on Disposition of Assets

In the three months ended March 31, 2017, two hotels were sold with no gains as these hotels had been previously impaired. In the three months ended March 31, 2016, four hotels were sold with gains totaling $4,059.

Net Gain on Derivatives and Convertible Debt

In the three months ended March 31, 2017, the Company recognized a minimal net gain on derivatives and convertible debt of $175.  In the three months ended March 31, 2016, the Company recognized a net gain totaling $6,117 primarily as a result of a decrease in the Company’s stock price, which in turn decreased the value assigned to the conversion feature of the Series C Preferred Stock and the outstanding common stock warrants, partially offset by a loss of $387 on the fair value of the convertible debt entered into on March 16, 2016 due to an increase in stock price from the date that note was entered into to March 31, 2016.

Loss on Extinguishment of Debt

The Company incurred a loss on the extinguishment of debt of $800 in the first quarter of 2017 as a result of the refinancing of a significant portion of the Company’s existing debt with the credit facility during the period.  The loss on the extinguishment of debt that was incurred in the first quarter of 2016 was a result of prepayment penalties upon the disposal of a properties encumbered by the Company’s Morgan Stanley debt.

Impairment Loss, net

In the three months ended March 31, 2017, we incurred $271 of net impairment losses, all of which was included in continuing operations. In the three months ended March 31, 2016, we recognized impairment losses totaling $793, all of which was included in continuing operations.  All impairments recognized in both periods related either to hotels held for sale or sold at some point during the periods.

Income Tax Expense

As of March 31, 2017 and 2016 and throughout the three months then ended, a full valuation allowance was recorded against the Company’s net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded in the three months ended March 31, 2017 or 2016.  Management believes the combined federal and state income tax rate for the TRS will be approximately 38% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

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

Funds from Operations (“FFO”) & Adjusted FFO (“AFFO”)

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net earnings computed in accordance with GAAP, excluding gains or losses from sales of real estate assets, impairment, and the depreciation and amortization of real estate assets.  FFO is calculated both for the Company in total and as FFO attributable to common shares and partnership units, which is FFO excluding preferred stock dividends.  AFFO is FFO attributable to common shares and partnership units adjusted to exclude items we do not believe are representative of the results from our core operations, such as non-cash gains or losses on derivative liabilities and convertible debt and cash charges for acquisition and equity transaction costs. All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

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

The following table reconciles net earnings (loss) to FFO and AFFO for the three months ended March 31, 2017 and 2016 (in thousands). All amounts presented include both continuing and discontinued operations as well as our portion of the results of our unconsolidated Atlanta JV.

	Three months ended
	March 31,
Reconciliation of Net earnings (loss) to FFO and AFFO	2017	2016
Net earnings (loss)	$(2,400)	$7,687
Depreciation and amortization expense	1,051	1,409
Depreciation and amortization expense from JV	411	-
Net loss (gain) on disposition of assets	3	(4,048)
Net loss on disposition of assets from JV	1	-
Impairment loss, net	271	793
FFO	(663)	5,841
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(11,603)	(17,740)
FFO attributable to common shares and partnership units	(12,266)	(11,899)
Net gain on derivatives and convertible debt	(175)	(6,117)
Acquisition and terminated transactions expense	502	94
Equity transactions expense	343	-
AFFO attributable to common shares and partnership units	$(11,596)	$(17,922)

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), Adjusted EBITDA, and Hotel EBITDA

We calculate EBITDA and Adjusted EBITDA by adding back to net earnings certain non-operating expenses and certain non-cash charges which are based on historical cost accounting that we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods. In calculating EBITDA, we add back to net earnings interest expense, loss on debt extinguishment, income tax expense, and depreciation and amortization expense. In calculating Adjusted EBITDA, we adjust EBITDA to add back net gain/loss on disposition of assets, acquisition and terminated transactions expense, and equity transactions expense, which are cash charges. We also add back impairment and gain or loss on derivatives and convertible debt, which are non-cash charges.  EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table reconciles net earnings (loss) to EBITDA, Adjusted EBITDA, and Hotel EBITDA for the three months ended March 31, 2017 and 2016 (in thousands). All amounts presented include both continuing and discontinued operations as well as our portion of the results of our unconsolidated Atlanta JV.

	Three months ended
	March 31,
Reconciliation of Net earnings (loss) to EBITDA, Adjusted EBITDA, and Hotel EBITDA	2017	2016
Net earnings (loss)	$(2,400)	$7,687
Interest expense	971	1,334
Interest expense from JV	605	-
Loss on debt extinguishment	800	173
Income tax expense	-	-
Depreciation and amortization expense	1,051	1,409
Depreciation and amortization expense from JV	411	-
EBITDA	1,438	10,603
Net loss (gain) on disposition of assets	3	(4,048)
Net loss on disposition of assets from JV	1	-
Impairment loss, net	271	793
Net gain on derivatives and convertible debt	(175)	(6,117)
Acquisition and terminated transactions expense	502	94
Equity transactions expense	343	-
Adjusted EBITDA	2,383	1,325
General and administrative expense	1,492	1,448
Other expense, net	1	21
Unallocated hotel and property operations expense	132	116
Hotel EBITDA	$4,008	$2,910

Revenue	$10,361	$12,509
JV revenue	2,989	-
Condor and JV revenue	$13,350	$12,509
Hotel EBITDA as a percentage of revenue	30%	23%

Liquidity, Capital Resources, and Equity Transactions

Liquidity Requirements

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our credit facility, and the release of restricted cash upon the satisfaction of usage requirements.  At March 31, 2017, the Company had $15.3 million of cash and cash equivalents on hand and $20.9 million of unused availability under its credit facility.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code and as required in connection with our Series E Preferred Stock. Prior to the consideration of any asset sales or our ability to refinance debt subsequent to March 31, 2017, contractual principal payments on our debt outstanding, which include only normal amortization, total $1.1 million through June 30, 2018.  We also presently expect to invest approximately $4.0 million to $5.0 million in capital expenditures related to hotel properties we currently own through June 30, 2018.

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

Our longer-term liquidity requirements consist primarily of the cost of acquiring additional hotel properties, renovations and other one-time capital expenditures that periodically are made related to our hotel properties, and scheduled debt payments, including maturing loans.  Possible sources of liquidity to fund debt maturities and acquisitions and to meet other obligations include additional secured or unsecured debt financings, proceeds from public or private issuances of debt or equity securities, and additional borrowings under our existing credit facility.

Sources and Uses of Cash

Cash provided by Operating Activities.  Our cash provided by operations was $1.2 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.  The increase in operating cash flows was the result of a decrease in cash basis net income of $0.2 million offset by differences in the changes in operating assets and liabilities between the periods, none of which were individually significant.

Cash provided by Investing Activities.  Our cash flows from investing activities was ($47.1) million and $9.3 million for the three months ended March 31, 2017 and 2016, respectively.  The decrease in these cash flows in 2017 was primarily the result of increased cash expenditures related to hotel acquisitions and deposits on acquisitions totaling $54.8 million and decreased net proceeds from the sale of properties of $2.5 million, partially offset with a net increase in cash received from capital expenditure escrows of $0.7 million.

Cash used in Financing Activities.  Our cash provided by financing activities was $52.6 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.  This increase was the result of increased cash flows from equity issuances, which included the issuance of common stock of $45.9 million in the first quarter of 2017 and the net cash flows from preferred stock issuances and redemptions in the first quarter of 2016 of $8.9 million.  Additionally, the Company had increased net cash inflows related to debt activity in the first quarter of 2017 of $15.7 million resulting from increased debt issuances related to the properties acquired and credit facility during the period.

Significant Equity Transactions

On February 28, 2017, the holders of the Series D Preferred Stock voluntarily converted their shares into 6,004,957 shares of common stock at $10.40 per share pursuant to the terms of the preferred stock. The terms of the Series D Preferred Stock provided for automatic conversion following certain future common stock offerings, and also provided for potential additional payments to the holders depending on the sales price of common stock in the offerings. As a result of the voluntary conversion, the holders are no longer entitled to the potential payments. To induce the holders of the Series D Preferred Stock to voluntarily convert their shares, the Company issued the holders $9,250 of a new series of preferred stock, the Series E Preferred Stock.

The terms of the Series E Preferred Stock are discussed in Note 10, Preferred Stock, to our consolidated interim financial statements.

Effective on March 15, 2017, the Company effected a reverse stock split of its common stock at a ratio of 1-for-6.5. No fractional shares of common stock were issued as fractional shares were settled in cash.

On March 29, 2017, the Company closed an underwritten public offering of 4,772,500 shares of its common stock, including 622,500 shares issued pursuant to the full exercise of an option to purchase additional shares of common stock granted to the underwriters, at a public offering price per share of $10.50.  Net proceeds, after the payment of related expenses, from this offering total $45.9 million.

Outstanding Indebtedness

Significant Debt Transactions

On March 1, 2017, a significant portion of the Company’s debt (including all debt outstanding at December 31, 2016 with the exception of the two variable rate Western Alliance Bank loans and the two fixed rate Great Western Bank loans) was refinanced with a secured credit facility that matures on March 1, 2020.  The credit agreement was entered into with KeyBank National Association, as administrative agent and lender, KeyBanc Capital Markets Inc. and The Huntington National Bank, as joint leader arrangers, and other lenders and agents party thereto.

The credit agreement provides for a $90.0 million senior secured credit facility and includes an accordion feature that would allow the facility to be increased to $400.0 million with additional lender commitments. On May 11, 2017, the Company closed on an increase in the credit facility from $90.0 million to $150.0 million.  Available borrowing capacity under the facility is based on a borrowing base formula for the pool of hotel properties securing the facility. As of the closing date, the collateral pool consisted of 14 hotel properties and total available borrowing capacity under the facility was $41.05 million.  At March 31, 2017, following the subsequent purchases and sales of hotels during the quarter and the common stock equity raise, the collateral pool consisted of 15 hotel properties and a total available borrowing capacity under the facility totaled $66.5 million.

The facility is guaranteed by the Company and its material subsidiaries that do not have stand-alone financing. Borrowings under the facility accrue interest based on a leverage-based pricing grid, at the Company’s option, at either LIBOR plus a spread ranging from 2.25% to 3.00% (depending on leverage) or a base rate plus a spread ranging from 1.25% to 2.00% (depending on leverage). The facility matures in March 2020 and has two one-year extension options, subject to certain conditions, including the completion of specific capital achievements. The facility contains customary representations and warranties, covenants and events of default.

Upon the closing of the credit facility, $34.25 million was immediately drawn down.  Prior to March 31, 2017, net proceeds from the Company’s hotel sales were used to pay down a total of $6.44 million on the credit facility, proceeds from the credit facility totaling $54.75 million were used to fund the Company’s acquisitions, and proceeds from the Company’s common stock offering totaling $37.0 million were used to pay down the credit facility.  The outstanding balance under the credit facility at March 31, 2017 was $45.6 million.

Outstanding Debt

At March 31, 2017, we had long-term debt of $72.5 million associated with assets held for use with a weighted average term to maturity of 3.4 years and a weighted average interest rate of 4.60%.  Of this total, at March 31, 2017, $15.8 million was fixed rate debt with a weighted average term to maturity of 4.7 years and a weighted average interest rate of 4.33% and $56.7 million was variable rate debt with a weighted average term to maturity of 3.1 years and a weighted average interest rate of 4.67%. At December 31, 2016, we had long-term debt of $57.4 million associated with assets held for use with a weighted average term to maturity of 2.9 years and a weighted average interest rate of 4.89%. Of this total, at December 31, 2016, $26.1 million was fixed rate debt with a weighted average term to maturity of 2.8 years and a weighted average interest rate of 4.78% and $31.3 million was variable rate debt with a weighted average term to maturity of 2.9 years and a weighted average interest rate of 4.98%.

Debt is classified as held for sale if the properties collateralizing it are held for sale. Debt associated with assets held for sale is classified in the table below based on its contractual maturity although the balances are expected to be repaid within one year upon the sale of the related hotel properties. Aggregate annual principal payments on debt for the remainder of 2017 and thereafter are as follows:

	Held for sale	Held for use	Total
Remainder of 2017	$-	$652	$652
2018	-	909	909
2019	-	950	950
2020	3,475	56,325	59,800
2021	-	13,672	13,672
Total	$3,475	$72,508	$75,983

Financial Covenants

The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service and fixed charge coverage, required loan-to-value and leverage ratios, required levels of tangible net worth, and place certain restrictions on dividends.  As of March 31, 2017, we were in compliance with our financial covenants.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of March 31, 2017, we are not in default of any of our loans.

Contractual Obligations

Below is a summary of certain obligations that will require capital as of March 31, 2017 (in thousands):

		Payments due by period
Contractual obligations	Total	Remainder of 2017	2018-2019	2020-2021	After 2022
Long-term debt including interest (1)	$84,340	$3,161	$8,431	$72,748	$-
Office leases	528	123	297	108	-
Total contractual obligations	$84,868	$3,284	$8,728	$72,856	$-

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at March 31, 2017

Long-term debt and office lease payments above include only amounts related to properties classified as held for use.  Future debt payments, including interest, related to the five held for sale properties that are expected to be sold within the next 12 months of $4.0 million and future obligations on the one land lease related to a  held for sale property totaling $1.8 million are not included in the table above.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that effect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Standards

See Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated interim financial statements for additional information relating to recently adopted and recently issued accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At March 31, 2017, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt and the embedded redemption right in the Series E Preferred Stock that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

The table below provides information about financial instruments that are sensitive to changes in interest rates.  The table presents scheduled maturities, including the amortization of principal and related weighted-average interest rates for the debt maturing in each specified period, excluding $3.5 million of debt related to hotel properties held for sale (dollars in thousands):

	2017	2018	2019	2020	2021	Total
Fixed rate debt	$391	$545	$569	$593	$13,672	$15,770
Average fixed interest rate	4.33%	4.33%	4.33%	4.33%	4.33%	4.33%
Variable rate debt	$261	$364	$381	$55,732	$-	$56,738
Average variable interest rate	4.31%	4.31%	4.31%	4.68%	-%	4.67%
Total debt	$652	$909	$950	$56,325	$13,672	$72,508
Total average interest rate	4.32%	4.32%	4.32%	4.68%	4.33%	4.60%

At March 31, 2017, we have an interest rate cap in place which caps the 30-day LIBOR interest rate on our credit facility (March 31, 2017 balance on the credit facility of $45.6 million) at 2.5%. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

At March 31, 2017, approximately 21.7% of our outstanding debt, excluding debt related to hotel properties held for sale, is subject to fixed interest rates, while 78.3% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at March 31, 2017, if interest rates increased by 1.0% our cash flow related to hotel properties held for use would decrease by approximately $0.6 million per year.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (a) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures and (b) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

3.1

Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 15, 2017).

3.2

Articles Supplementary of the Company classifying and establishing the Series E Preferred Stock and filed as a supplement to the Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 28, 2017).

3.3

Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company, as amended, effecting a 6.5-to-1 reverse stock split of the Company’s common stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 15, 2017).

10.1

Purchase and Sale Agreement dated as of January 23, 2017 between Condor Hospitality Limited Partnership and VHRMR TALL, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.2

Purchase and Sale Agreement dated as of January 23, 2017 between Condor Hospitality Limited Partnership and EASTVHR HS ROUND ROCK, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.3

Purchase and Sale Agreement dated as of January 23, 2017 between Condor Hospitality Limited Partnership and CVH LEXINGTON, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.4

Purchase and Sale Agreement dated as of January 23, 2017 between Condor Hospitality Limited Partnership and CVH SOUTHAVEN, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.5

Warrant dated January 24, 2017 issued to Real Estate Strategies L.P. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.6

Agreement, dated as of February 28, 2017, between SREP III Flight-Investco, L.P., StepStone Group Real Estate LP and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 28, 2017).

10.7

Agreement, dated as of February 28, 2017, by and among Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anónima and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 28, 2017).

10.8

Hotel Management Agreement dated as of March 24, 2017 between TRS TLH Magnolia, LLC and Vista Host Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 24, 2017).

10.9

Hotel Management Agreement dated as of March 24, 2017 between TRS AUS Louis, LLC and Vista Host Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 24, 2017).

10.10

Hotel Management Agreement dated as of March 24, 2017 between TRS LEX Lowry, LLC and Vista Host Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 24, 2017).

10.11	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 29, 2017).
31.1*	Section 302 Certificate of Chief Executive Office
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
May 15, 2017
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

/s/ Jonathan Gantt
Jonathan Gantt
Senior Vice President and Chief Financial Officer