Form 10-Q
period 2017-06-30
CONDOR HOSPITALITY TRUST, INC.
filed 2017-08-08
CIK 929545

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definitions of “large accelerated file,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b2 of the Exchange Act.

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

As of July 31, 2017 there were 11,630,357 shares of common stock, par value $.01 per share, outstanding.

Condor Hospitality Trust, Inc. and Subsidiaries

Table of Contents

PART I.  FINANCIAL INFORMATION

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share data)

	As of
	June 30,	December 31,
	2017	2016

Assets
Investment in hotel properties, net	$187,737	$96,158
Investment in unconsolidated joint venture	8,772	9,036
Cash and cash equivalents	5,930	8,326
Restricted cash, property escrows	4,542	5,350
Accounts receivable, net of allowance for doubtful accounts of $25 and $21	1,727	1,416
Prepaid expenses and other assets	1,614	1,666
Derivative assets, at fair value	339	-
Investment in hotel properties held for sale, net	3,800	18,713
Total Assets	$214,461	$140,665

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$6,882	$4,698
Dividends payable	2,267	1,125
Derivative liabilities, at fair value	-	8
Convertible debt, at fair value	1,050	1,315
Long-term debt, net of deferred financing costs	90,176	56,775
Long-term debt related to hotel properties held for sale, net of deferred financing costs	421	5,945
Total Liabilities	100,796	69,866

Equity
Shareholders' equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series D, 6,700,000 shares authorized, $.01 par value, 6,245,156 shares outstanding, liquidation preference of $63,427	-	61,333
6.25% Series E, 925,000 shares authorized, $.01 par value, 925,000 shares outstanding, liquidation preference of $9,250	10,050	-
Common stock, $.01 par value, 200,000,000 shares authorized; 11,628,139 and 762,590 shares outstanding	116	8
Additional paid-in capital	228,069	118,655
Accumulated deficit	(125,843)	(112,024)
Total Shareholders' Equity	112,392	67,972
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $786 and $2,008	1,273	2,827
Total Equity	113,665	70,799

Total Liabilities and Equity	$214,461	$140,665

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue
Room rentals and other hotel services	$14,252	$14,155	$24,613	$26,658
Operating Expenses
Hotel and property operations	9,224	9,889	16,837	19,600
Depreciation and amortization	1,769	1,289	2,820	2,698
General and administrative	1,511	1,277	3,003	2,725
Acquisition and terminated transactions	215	53	717	147
Equity transactions	-	-	343	-
Total operating expenses	12,719	12,508	23,720	25,170
Operating income	1,533	1,647	893	1,488
Net gain on disposition of assets	4,852	8,856	4,849	12,223
Equity in earnings of joint venture	25	-	136	-
Net gain on derivatives and convertible debt	227	162	402	6,279
Other income (expense), net	(39)	23	(40)	2
Interest expense	(1,092)	(1,248)	(2,063)	(2,577)
Loss on debt extinguishment	-	(976)	(800)	(1,149)
Impairment loss, net	(479)	(121)	(750)	(914)
Earnings from continuing operations before income taxes	5,027	8,343	2,627	15,352
Income tax expense	35	-	35	-
Earnings from continuing operations	4,992	8,343	2,592	15,352
Gain from discontinued operations, net of tax	-	-	-	678
Net earnings	4,992	8,343	2,592	16,030
Earnings attributable to noncontrolling interest	(67)	(178)	(17)	(567)
Net earnings attributable to controlling interests	4,925	8,165	2,575	15,463
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(271)	(1,057)	(11,874)	(18,797)
Net earnings (loss) attributable to common shareholders	$4,654	$7,108	$(9,299)	$(3,334)

Earnings per Share
Continuing operations - Basic	$0.40	$9.36	$(1.28)	$(5.25)
Discontinued operations - Basic	-	-	-	0.86
Total - Basic Earnings per Share	$0.40	$9.36	$(1.28)	$(4.39)

Continuing operations - Diluted	$0.37	$1.17	$(1.28)	$(5.25)
Discontinued operations - Diluted	-	-	-	0.86
Total - Diluted Earnings per Share	$0.37	$1.17	$(1.28)	$(4.39)

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Six months ended June 30, 2016
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2015	3,803	$38	760	$8	$138,428	$(105,858)	$32,616	$1,879	$34,495
Stock-based compensation	-	-	-	-	54	-	54	-	54
Long-term incentive plan	-	-	-	-	-	-	-	85	85
Series D Preferred dividends declared	-	-	-	-	-	(1,139)	(1,139)	-	(1,139)
Redemption of Series A and B Preferred	(803)	(8)	-	-	(7,390)	(5,107)	(12,505)	-	(12,505)
Exchange of Series C Preferred and issuance of Series D Preferred	3,245	61,351	-	-	(12,517)	(20,417)	28,417	-	28,417
Net earnings	-	-	-	-	-	15,463	15,463	567	16,030
Balance at June 30, 2016	6,245	$61,381	760	$8	$118,575	$(117,058)	$62,906	$2,531	$65,437

	Six months ended June 30, 2017
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2016	6,245	$61,333	763	$8	$118,655	$(112,024)	$67,972	$2,827	$70,799
Stock-based compensation	-	-	88	1	71	-	72	-	72
Long-term incentive plan	-	-	-	-	-	-	-	85	85
Conversion of Series D Preferred to common stock and issuance of Series E Preferred	(5,320)	(51,283)	6,005	60	61,273	(11,030)	(980)	-	(980)
Issuance of Common stock	-	-	4,772	47	45,841	-	45,888	-	45,888
Fractional common shares settled in reverse stock split	-	-	-	-	(1)	-	(1)	-	(1)
Issuance of common units	-	-	-	-	-	-	-	285	285
Cancellation of LTIP units	-	-	-	-	1,941		1,941	(1,941)	-
Series D Preferred dividends declared	-	-	-	-	-	(650)	(650)	-	(650)
Series E Preferred dividends declared	-	-	-	-	-	(194)	(194)	-	(194)
Common stock dividends declared ($0.39 dividend per share)	-	-	-	-	-	(4,520)	(4,520)	-	(4,520)
Warrant exchange	-	-	-	-	289	-	289	-	289
Net earnings	-	-	-	-	-	2,575	2,575	17	2,592
Balance at June 30, 2017	925	$10,050	11,628	$116	$228,069	$(125,843)	$112,392	$1,273	$113,665

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited – In thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$2,592	$16,030
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	2,820	2,698
Net gain on disposition of assets	(4,849)	(12,904)
Net gain on derivatives and convertible debt	(402)	(6,279)
Equity in earnings of joint venture	(136)	-
Amortization of deferred financing costs	416	349
Loss on extinguishment of debt	800	1,149
Impairment loss	750	914
Stock-based compensation and long term incentive plan expense	157	139
Warrant issuance costs	289	12
Changes in operating assets and liabilities:
Increase in assets	(341)	(1,150)
Increase in liabilities	1,895	1,283
Net cash provided by operating activities	3,991	2,241

Cash flows from investing activities:
Additions to hotel properties	(1,554)	(1,890)
Distribution in excess of cumulative earnings from joint venture	400	-
Hotel acquisitions	(83,619)	-
Proceeds from sale of hotel assets	19,300	24,957
Net change in capital expenditure escrows	1,033	920
Net cash provided by (used in) investing activities	(64,440)	23,987

Cash flows from financing activities:
Deferred financing costs	(3,550)	(21)
Proceeds from long-term debt	109,000	10,040
Principal payments on long-term debt	(87,422)	(27,313)
Debt early extinguishment penalties	(454)	(939)
Proceeds from common stock issuance	45,888	-
Series A and B Preferred Stock redemption, including accumulated dividends	-	(20,167)
Series D Preferred Stock issuance	-	28,930
Series E Preferred Stock issuance costs	(1,130)	-
Cash dividends paid to common shareholders	(2,402)	-
Cash dividends paid to preferred shareholders	(1,820)	(2,623)
Other items	(57)	(6)
Net cash provided by (used in) financing activities	58,053	(12,099)

Increase (decrease) in cash and cash equivalents	(2,396)	14,129
Cash and cash equivalents, beginning of period	8,326	4,870
Cash and cash equivalents, end of period	$5,930	$18,999

Supplemental cash flow information:
Interest paid	$1,651	$2,279
Income taxes paid	$88	$-

Schedule of noncash investing and financing activities:
Fair value of CHLP common units issued in acquisitions	$285	$-
In kind dividends deemed on preferred stock	$9,900	$20,218
Debt assumed in acquisition	$9,096	$-

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“CDOR,” “Condor,” or the “Company”) was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. CDOR is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of June 30,  2017, the Company owned 19 hotels in 11 states, including one hotel owned through an 80% interest in an unconsolidated joint venture (the “Atlanta JV”).

Condor, through its wholly owned subsidiary Condor Hospitality REIT Trust, owns a controlling interest in Condor Hospitality Limited Partnership (“CHLP”), for which we serve as general partner.  CHLP, including its various subsidiaries, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of 16 properties held by TRS Leasing, Inc.) and conducts all of its operations. At June 30, 2017, the Company owned 99.4% of the partnership operating units (“partnership units”) of CHLP with the remaining partnership units owned by other limited partners. The Company’s 100% owned E&P Financing Limited Partnership no longer owns any assets or conducts any operations following the sale of its last remaining property in January 2016.

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

Investment in Hotel Properties

At the time of acquisition, the Company allocates the purchase price of assets to asset classes based on the fair value of the acquired real estate, furniture, fixtures, and equipment, and intangible assets, if any, and the fair value of liabilities assumed, including debt. Acquisition date fair values are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers including discounted cash flows and capitalization rates.  Acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees, are expensed as incurred.

The Company’s investments in hotel properties and franchise fees are recorded at cost and are depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings and improvements and 3 to 12 years for furniture and equipment.

Renovations and/or replacements that improve or extend the life of the hotel properties are capitalized and depreciated over their useful lives. Repairs and maintenance are expensed as incurred.

The initial fees incurred to enter into the franchise agreements are capitalized and amortized over the life of the franchise agreements using the straight-line method.  Amortization expense is included in depreciation and amortization in the consolidated statements of operations.

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

Distributions received from a joint venture are classified in the consolidated statements of cash flows using the cumulative distributions approach. Distributions are classified as cash inflows from operating activities unless cumulative distributions, including those from prior periods not designated as a return of investment, exceed cumulative recognized equity in earnings of the joint venture. Excess distributions are classified as cash inflows from investing activities as a return of investment.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are utilized to determine the value of certain liabilities and equity instruments, to perform impairment assessments, to account for hotel acquisitions, in the valuation of stock-based compensation, and for disclosure purposes. Fair value measurements are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the consolidated balance sheet as a direct deduction from the associated debt liability.  The Company adopted this standard on January 1, 2016 and presents all debt issuance costs as a direct deduction from the carrying value of the debt liability. Adoption of this standard was applied retrospectively for all periods presented, effecting only the presentation of the consolidated balance sheet. The adoption of this standard did not have a material impact on the Company's financial position and had no impact on the results of operations or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes most existing lease guidance in U.S. GAAP when it becomes effective. ASU 2016-02 requires, among other changes to the lease accounting guidance, lessees to recognize most leases on-balance sheet via a right of use asset and lease liability and additional qualitative and quantitative disclosures. ASU 2016-02 is effective for the Company for annual periods in fiscal years beginning after December 15, 2018, permits early adoption, and mandates a modified retrospective transition method. The Company is required to adopt ASU 2016-02 on January 1, 2019. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business combinations. As a result of the standard, we anticipate that the majority of our hotel purchases will be considered asset purchases as opposed to business combinations and as such the related acquisition costs will be capitalized. However, the determination will be made on a transaction-by-transaction basis and we do not expect the determination to materially change the recognition of the assets and liabilities acquired. This standard will be applied on a prospective basis and, therefore, it does not affect the accounting for any of our previous transactions.  This standard will be effective for annual periods beginning after December 15, 2017, although early adoption is permitted.

Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

Liquidity

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our $150,000 secured revolving credit facility (the “credit facility”), and the release of restricted cash upon the satisfaction of usage requirements.  At June 30, 2017, the Company had $5,930 of cash and cash equivalents on hand and $18,961 of unused availability under its credit facility.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code and as required in connection with our Series E Preferred Stock. Prior to the consideration of any asset sales or our ability to refinance debt subsequent to June 30, 2017, contractual principal payments on our debt outstanding, which include only normal amortization, total $1,296 through September 30, 2018.  We also presently expect to invest approximately $4,000 to $5,000 in capital expenditures related to hotel properties we currently own through September 30, 2018.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES

Investments in hotel properties consisted of the following at June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017			December 31, 2016
	Held for sale	Held for use	Total	Held for sale	Held for use	Total
Land	$526	$20,043	$20,569	$2,392	$14,020	$16,412
Buildings, improvements, vehicle	4,896	165,627	170,523	23,118	85,565	108,683
Furniture and equipment	1,879	19,399	21,278	5,233	12,108	17,341
Initial franchise fees	31	1,444	1,475	194	668	862
Construction-in-progress	-	277	277	23	63	86
Investment in hotel properties	7,332	206,790	214,122	30,960	112,424	143,384
Less accumulated depreciation	(3,532)	(19,053)	(22,585)	(12,247)	(16,266)	(28,513)
Investment in hotel properties, net	$3,800	$187,737	$191,537	$18,713	$96,158	$114,871

NOTE 3.  ACQUISITION OF HOTEL PROPERTIES

During the six months ended June 30, 2017, the Company acquired five wholly owned hotel properties.  The allocation of the purchase price based on fair value, which was determined using Level 3 fair value inputs, was as included in the table below.

	Date of acquisition	Land	Buildings, improvements, and vehicle	Furniture and equipment	Intangible asset	Estimated earn out	Total purchase price	Debt originated at acquisition	Issuance of CHLP partnership units	Net cash
Home2 Suites	03/24/2017	$905	$14,204	$1,351	$40	$-	$16,500	$16,455	$45	$-
Lexington, KY
Home2 Suites	03/24/2017	1,087	14,345	1,285	33	-	16,750	16,705	45	-
Round Rock, TX
Home2 Suites	03/24/2017	1,519	18,229	1,727	25	-	21,500	21,442	58	-
Tallahassee, FL
Home 2 Suites	04/14/2017	1,311	16,792	897	-	-	19,000	9,096	52	9,852
Southaven, MS
Hampton Inn & Suites	06/19/2017	1,200	16,432	1,773	-	(155) (1)	19,250	19,165	85	-
Lake Mary, FL
Total		$6,022	$80,002	$7,033	$98	$(155)	$93,000	$82,863	$285	$9,852

(1)

The Lake Mary purchase price is subject to a post-closing adjustment of up to $250 to be paid to the seller if the hotel achieves a stipulated hotel net operating income level in 2017.  This contingent consideration is included in the purchase price allocation at its estimated fair value on the date of the acquisition.

The total purchase price of $93,000 for these hotels was funded with the assumption of one loan with an aggregate outstanding principal balance of $9,096,  draws on the credit facility totaling $73,767, the issuance of 1,211,648

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

partnership units from CHLP with a total value at issuance of $285, and cash of $9,852. The assumed loan bears interest at a fixed rate of 4.54%, requires monthly principal and interest payments of $48, and matures on August 1, 2024.

During the three and six months ended June 30, 2017, included in the consolidated statement of operations from the hotels we acquired during the six months ended June 30, 2017 is revenue totaling $4,325 and $4,630, respectively, and net earnings, excluding the consideration of acquisition costs, totaling $831 and $968, respectively.

The Company had no acquisitions of wholly owned properties during the six months ended June 30, 2016.

Pro Forma Results

In addition to the five properties discussed above, the Company also entered into the Atlanta JV which then acquired one hotel in August of 2016 (see Note 4) and the Company acquired one wholly owned property, the Aloft Leawood / Overland Park (Kansas City), for a purchase price of $22,500 on December 14, 2016.  The following condensed pro forma financial data is presented as if all acquisitions completed in 2016 and 2017, including that completed by the Atlanta JV, had been completed on January 1, 2016.  Supplemental pro forma earnings were adjusted to exclude all acquisition expense recognized in the periods presented as if these acquisition costs had been incurred in prior periods but were not adjusted to remove the results of hotels sold during and between the periods.  Results for periods prior to the Company’s ownership are based on information provided by the prior owners, adjusted for differences in interest expense, depreciation expense, and management fees following the Company’s ownership.  The condensed pro forma financial data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2016, nor do they purport to represent the results of operations for future periods.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Total revenue	$15,442	$20,949	$30,594	$39,443
Operating income	$2,229	$3,477	$3,272	$4,520
Net earnings (loss) attributable to common shareholders	$5,127	$7,883	$(8,066)	$(2,764)
Net earnings (loss) per share attributable to common shareholders - Basic	$0.44	$10.37	$(1.11)	$(3.64)
Net earnings (loss) per share attributable to common shareholders - Diluted	$0.41	$1.26	$(1.11)	$(3.64)

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

The purchase price for the Atlanta Aloft was partially paid with $33,750 of proceeds from a term loan secured by the property. The term loan, obtained from LoanCore Capital Credit REIT LLC, has an initial term of 24 months with three 12-month extension periods, which may be exercised at the Atlanta JV’s option subject to certain conditions and fees.  The interest rate is a floating rate calculated on the one-month LIBOR plus 5.0%, and as a condition to closing, the Atlanta JV purchased a LIBOR cap of 3.0%.  The current interest rate on the loan is 6.19%.  The loan is non-recourse to the Atlanta JV, subject to specified exceptions.  The loan is also non-recourse to Condor, except for certain customary carve-outs which are guaranteed by the Company.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Under the Atlanta JV agreement, the Atlanta JV is managed by TWC in accordance with business plans and budgets approved by both partners.  Major decisions as detailed in the agreement also require joint approval.  Condor may remove TWC as manager of the Atlanta JV and appoint a new manager only upon the occurrence of certain events.  The Atlanta Aloft hotel is managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC.  The Atlanta JV paid to Boast total management fees of $93 and $182 for the three and six months ended June 30, 2017.

Net cash flow from the Atlanta JV will be distributed each fiscal year first with a 10% preferred return on capital contributions to Condor, second with a 10% preferred return on capital contributions to TWC, and third with any remainder distributed to the partners based on their pro-rata equity ownership. Profits are allocated in the same proportion as net cash flow. Losses are allocated based on pro-rata equity ownership. The Atlanta JV agreement also includes buy-sell rights for both members (generally after three years of hotel ownership for Condor and after five years for TWC) and Condor has a purchase option for TWC’s Atlanta JV ownership interest exercisable between the third and fifth anniversary of the hotel closing.

The following tables represent the total assets, liabilities, equity, and components of net earnings, including the Company’s share, of the Atlanta JV as of and for the three and six months ended June 30, 2017:

As of June 30, 2017
Investment in hotel properties, net	$48,659
Cash and cash equivalents	1,860
Restricted cash, property escrows	910
Accounts receivable, prepaid expenses, and other assets	485
Total Assets	$51,914

Accounts payable, accrued expenses, and other liabilities	$1,491
Land option liability	6,190
Long-term debt, net of deferred financing costs	33,268
Total Liabilities	40,949
Condor equity	8,772
TWC equity	2,193
Total Equity	10,965
Total Liabilities and Equity	$51,914

	Three months ended June 30, 2017	Six months ended June 30, 2017
Revenue
Room rentals and other hotel services	$3,061	$6,050
Operating Expenses
Hotel and property operations	2,062	3,923
Depreciation and amortization	412	823
Total operating expenses	2,474	4,746
Operating income	587	1,304
Net loss on disposition of assets	(3)	(4)
Net loss on derivative	(2)	(2)
Interest expense	(523)	(1,128)
Net earnings	$59	$170

Condor allocated earnings	$25	$136
TWC allocated earnings	34	34
Net earnings	$59	$170

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 5.  DISPOSITIONS OF HOTEL PROPERTIES AND DISCONTINUED OPERATIONS

As of June 30, 2017, the Company had two hotels classified as held for sale. At the beginning of 2017, the Company had seven hotels held for sale and during the three and six months ended June 30, 2017 sold three and five properties, respectively.  None of the hotels reclassified as held for sale since the Company’s adoption of ASU 2014-08 on October 1, 2014 represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  As a result, only hotels classified as held for sale prior to October 1, 2014 (excluding those subsequently reclassified as held for use),  the last of which was sold in January 2016, are included in discontinued operations with all other hotels, including those subsequently sold or classified as held for sale, reported in continuing operations.

In the three months ended June 30, 2017 and 2016, the Company sold three and seven hotels, respectively, resulting in total gains of $5,031 and $8,886,  respectively, all of which was included in continuing operations.  In the six months ended June 30, 2017 and 2016, the Company sold five and 11 hotels, respectively, resulting in total gains of $5,031 and $12,945,  respectively, of which $5,031 and $12,264, respectively, was included in continuing operations.  The hotels sold during the three months ended March 31, 2017 had been previously impaired and recoveries of impairment totaling $80 were recognized upon their sale.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of disposal transactions. The following table sets forth the components of discontinued operations for the six months ended June 30, 2016, all of which was recognized in the first quarter of 2016:

Six months ended June 30, 2016
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

The original credit agreement provided for a $90,000 senior secured credit facility and includes an accordion feature that would allow the credit facility to be increased to $400,000 with additional lender commitments. On May 11, 2017, the Company closed on an increase in the credit facility from $90,000 to $150,000 with the credit facility continuing to retain its $400,000 accordion feature.  Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility. As of the closing date, the collateral pool consisted of 14 hotel properties and total available borrowing capacity under the credit facility was $41,050.  At June 30, 2017, following the subsequent purchases and sales of hotels subsequent to March 1, 2017

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

(see Notes 3 and 5) and the common stock equity raise (see Note 9), the collateral pool consisted of 14 hotel properties and total available borrowing capacity under the  credit facility totaled $73,743.

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

Upon the closing of the credit facility, $34,250 was immediately drawn down to repay existing debt and related expenses.  Prior to June 30, 2017, net proceeds from the Company’s hotel sales (see Note 5) were used to pay down a total of $17,218 on the credit facility, proceeds from the credit facility totaling $74,750 were used to fund the Company’s acquisitions plus related expenses (see Note 3), and a portion of the proceeds from the Company’s common stock offering totaling $37,000 (see Note 9) was used to pay down the credit facility.

Long-term debt related to wholly owned properties, including debt related to hotel properties held for sale, consisted of the following loans payable at June 30, 2017 and December 31, 2016:

Lender	Balance at June 30, 2017	Interest rate at June 30, 2017	Maturity	Amortization provision	Properties encumbered at June 30, 2017	Balance at December 31, 2016
Fixed rate debt
Great Western Bank (1)	$14,143	4.33%	12/2021	25 years	1	$14,326
Great Western Bank (1)	1,498	4.33%	12/2021	7 years	-	1,599
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18	9,069	4.54%	08/2024	25 years	1	-
Western Alliance Bank	-	-	-	-	-	4,806
Western Alliance Bank	-	-	-	-	-	2,803
Cantor Commercial Real Estate Lending	-	-	-	-	-	5,713
Morgan Stanley Mortgage Capital Holdings, LLC	-	-	-	-	-	912
Total fixed rate debt	24,710					30,159

Variable rate debt
Western Alliance Bank	4,824	4.46% (2)	11/2020	25 years	1	4,882
Western Alliance Bank	9,747	4.46% (2)	11/2020	25 years	1	9,863
KeyBank credit facility (3)	54,782	3.72% (4)	03/2020	Interest only	14	-
The Huntington National Bank	-	-	-	-	-	7,361
LMREC 2015 - CREI, Inc. (Latitude)	-	-	-	-	-	11,124
Total variable rate debt	69,353				18	33,230

Total long-term debt	$94,063					$63,389
Less: Deferred financing costs	(3,466)					(669)
Total long-term debt, net of deferred financing costs	90,597					62,720
Less: Long-term debt related to hotel properties held for sale, net of deferred financing costs of $24 and $55	(421)					(5,945)
Long-term debt related to hotel properties held for use, net of deferred financing costs of $3,442 and $614	$90,176					$56,775

(1) Both loans are collateralized by Aloft Leawood

(2)  90-day LIBOR plus 3.25%

(3) Total unused availability under this credit facility was $18,961 at June 30, 2017; commitment fee on unused facility is 0.20%

(4) Borrowings under the facility accrue interest based on a leverage-based pricing grid, at the Company’s option, at either LIBOR plus a spread ranging from 2.25% to 3.00% (depending on leverage) or a base rate plus a spread ranging from 1.25% to 2.00% (depending on leverage);  30-day LIBOR for $50,000 notional capped at 2.5% after giving effect to market rate cap (see Note 8)

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

	Held for sale	Held for use	Total
Remainder of 2017	$-	$509	$509
2018	-	1,057	1,057
2019	-	1,105	1,105
2020	445	68,822	69,267
2021	-	13,867	13,867
Thereafter	-	8,258	8,258
Total	$445	$93,618	$94,063

Financial Covenants

The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service and fixed charge coverage, required loan-to-value and leverage ratios, required levels of tangible net worth, and place certain restrictions on dividends.  As of June 30, 2017, we were in compliance with our financial covenants.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of June 30, 2017, we are not in default of any of our loans.

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

The Company has made an irrevocable election to record this Convertible Debt in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of this Note. As such, gains and losses on the Note are included in net gain on derivatives and convertible debt within net earnings each reporting period. Gains (losses) related to this Note were recognized totaling $25 and $208 during the three months ended June 30, 2017 and 2016, respectively, and $265 and ($179) during the six months ended June 30, 2017 and 2016, respectively.  The fair value of the Note was determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options. The fair value of the Note on the date of issuance was determined to be equal to its principal amount. Interest expense related to this Note is recorded separately from other changes in its fair value within interest expense each period.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of June  30, 2017:

	Fair value as of June 30, 2017	Unpaid principal balance as of June 30, 2017	Fair value carrying amount over/(under) unpaid principal
6.25% Convertible Debt	$1,050	$1,012	$38

NOTE 8. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At June 30, 2017, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired properties in 2017 (see Note 3), in the accounting for the Company’s equity transactions that occurred in March 2016 and 2017 (see Note 10),  and in the valuation of the stock-based compensation grants (see Note 12) and impaired hotels during the three and six months ended June 30, 2017 and 2016.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on expectations of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at June 30, 2017 and December 31, 2016 are as follows:

Associated debt	Type	Terms	Effective date	Maturity date	Notional amount at June 30, 2017	Notional amount at December 31, 2016
Credit facility	Cap	Caps 30-day LIBOR at 2.50%	03/2017	03/2019	$50,000	$-

Huntington	Swap	Swaps 30-day LIBOR + 2.25% for fixed rate of 4.13% cancellable at Company's option anytime after 11/01/2018 without penalty	11/2015	11/2020	$-	$7,361
Latitude	Cap	Caps 30-day LIBOR at 1.0%	03/016	06/2017	$-	$11,124

Additionally, prior to the execution of the Exchange Agreement (see Note 10) on March 16, 2016, which extinguished the instrument, the Company was required to bifurcate and include on the consolidated balance sheet at fair value the embedded conversion option in the 6.25% Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) due to the presence of an antidilution provision that required an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instrument’s original conversion price of $52.00 per share.

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

Included in the Series E Preferred Stock issued on March 1, 2017 is a redemption right that allows the Company, upon the occurrence of a Qualified Offering (defined as a single offering of common stock of at least $50,000 or up to three offerings in the aggregate of at least $75,000, all with certain minimum prices per share and a potential make whole payment required in certain scenarios), to redeem up to a total of 490,250 shares of Series E Preferred Stock for specific percentages of its liquidation preference (see Note 10).  Because this redemption right is contingent upon the occurrence of a Qualified Offering, the Company was required to bifurcate and include on the consolidated balance sheet at fair value the embedded redemption right. This option was determined to be an asset with a fair value on the date of issuance of $150 using a trinomial lattice-based model, considered a Level 3 fair value measurement.  A Qualified Offering was completed on March 29, 2017 (see Note 9).

All derivatives recognized by the Company are reported as either derivative assets or liabilities on the consolidated balance sheets and are adjusted to their fair value at each reporting date. All gains and losses on derivative instruments are included in net gain on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the consolidated statements of operations. Net gains (losses) of $202 and ($46) for the three months ended June 30, 2017 and 2016, respectively, and $137 and $6,458 for the six months ended June 30, 2017 and 2016, respectively, were recognized related to derivative instruments.

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial assets and (liabilities) carried at fair value and measured on a recurring basis:

	Fair value at
	June 30, 2017	Level 1	Level 2	Level 3
Interest rate derivatives	$6	$-	$6	$-
Series E Preferred embedded redemption option	333	-	-	333
Convertible debt	(1,050)	-	-	(1,050)
Total	$(711)	$-	$6	$(717)

	Fair value at
	December 31, 2016	Level 1	Level 2	Level 3
Interest rate derivatives	$(8)	$-	$(8)	$-
Convertible debt	(1,315)	-	-	(1,315)
Total	$(1,323)	$-	$(8)	$(1,315)

There were no transfers between levels during the three or six months ended June 30, 2017 or 2016.

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the consolidated statements of operations during the periods:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Three months ended June 30,
	2017			2016
	Series E Preferred embedded redemption option	Convertible debt	Total	Convertible debt
Fair value, beginning of period	$93	$(1,075)	$(982)	$(1,399)
Net gains recognized in earnings	240	25	265	208
Purchase and issuances	-	-	-	-
Sales and settlements	-	-	-	-
Gross transfers into Level 3	-	-	-	-
Gross transfers out of Level 3	-	-	-	-
Fair value, end of period	$333	$(1,050)	$(717)	$(1,191)
			-
Total unrealized gains during the period included in earnings related to instruments held at end of period	$240	$25	$265	$208

	Six months ended June 30,
	2017			2016
	Series E Preferred embedded redemption option	Convertible debt	Total	Series C Preferred embedded derivative	RES warrant derivative	Convertible debt	Total
Fair value, beginning of period	$-	$(1,315)	$(1,315)	$(6,271)	$(2,411)	$-	$(8,682)
Net gains (losses) recognized in earnings	183	265	448	4,848	1,800	(179)	6,469
Purchase and issuances	150	-	150	-	-	(1,012)	(1,012)
Sales and settlements	-	-	-	1,423	-	-	1,423
Gross transfers into Level 3	-	-	-	-	-	-	-
Gross transfers out of Level 3	-	-	-	-	611 (1)	-	611
Fair value, end of period	$333	$(1,050)	$(717)	$-	$-	$(1,191)	$(1,191)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$183	$265	$448	$-	$-	$(179)	$(179)

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

	Carrying value as of		Estimated fair value as of
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Held for use	$90,176	$56,775	$90,175	$56,842
Held for sale	421	5,945	421	6,378
Total	$90,597	$62,720	$90,596	$63,220

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Impaired Hotel Properties

In the performance of impairment analysis for both held for sale and held for use properties, fair value is determined with the assistance of independent real estate brokers and through the use of operating results and revenue multiples based on the Company’s experience with hotel sales as well as available industry information.  For held for sale properties, estimated selling costs are based on our experience with similar asset sales.  These are considered Level 3 inputs. The amount of impairment and recovery of previously recorded impairment recognized in the three and six months ended June 30, 2017 and 2016 is shown in the tables below:

	Three months ended June 30,
	2017		2016
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Held for sale hotels:
Impairment loss	2	$(479)	1	$(5)
Impairment recovery	-	-	-	-
Sold hotels:
Impairment loss	-	-	1	(116)
Impairment recovery	-	-	-	-
Total net impairment loss:	2	$(479)	2	$(121)

	Six months ended June 30,
	2017		2016
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Held for sale hotels:
Impairment loss	2	$(830)	1	$(512)
Impairment recovery	-	-	-	-
Sold hotels:
Impairment loss	-	-	2	(402)
Impairment recovery	2	80	-	-
Total net impairment loss:	4	$(750)	3	$(914)

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

On March 29, 2017, the Company closed an underwritten public offering of 4,772,500 shares of its common stock, including 622,500 shares issued pursuant to the full exercise of an option to purchase additional shares of common stock granted to the underwriters, at a public offering price per share of $10.50. Net proceeds, after the payment of related expenses, from this offering totaled $45,888.

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

Series A Preferred Stock

On April 15, 2016, the remaining 803,270 outstanding shares of Series A Preferred Stock were redeemed.

The difference between the recorded value of the Series A Preferred Stock prior to the issuance of the redemption notice and the redemption value of the Series A Preferred Stock plus related expenses, a total of $2,326, was recorded as a reduction of accumulated deficit during the six months ended June 30, 2016 as the amount is considered a deemed dividend on the Series A Preferred Stock. $2,288 of this amount was recorded during the three months ended March 31, 2016 upon the Series A Preferred Stock becoming mandatorily redeemable and liability classified prior to its redemption.  Of these amounts,  $38 and $874 for the three and six months ended June 30, 2016, respectively, was recorded as a reduction of net earnings attributable to common shareholders as the portion of this deemed dividends that was in excess of preferred dividends deducted to arrive at net earnings attributable to common shareholders in previous periods.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Series B Redeemable Preferred Stock

On April 15, 2016, the remaining 332,500 shares of Series B Preferred Stock were redeemed.

The difference between the recorded value of the Series B Preferred Stock prior to the issuance of the redemption notice and the redemption value of the Series B Preferred Stock, a total $2,781, was recorded as a reduction of accumulated deficit during the six months ended June 30, 2016 as the amount is considered a deemed dividend on the Series B Preferred Stock.  $2,740 of this amount was recorded during the three months ended March 31, 2016 upon the Series B Preferred Stock becoming mandatorily redeemable and liability classified prior to its redemption.  Of these amounts,  $41 and $911 for the three and six months ended June 30, 2016, respectively, was recorded as a reduction of net earnings attributable to common shareholders as the portion of this deemed dividend that was in excess of preferred dividends deducted to arrive at net earnings attributable to common shareholders in previous periods.

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

On January 24, 2017, the Company exchanged 23,160 new warrants (the “New Warrants”) to purchase common stock of the Company for 576,923 warrants (the “Old Warrants”) held by RES. The number of New Warrants issued in exchange for the Old Warrants equals the number of shares of common stock issuable upon exercise of the Old Warrants pursuant to a cashless exercise provisions of the Old Warrants. The New Warrants are exercisable for 23,160 shares of common stock, have an exercise price of $0.0065 for each common share, and expire on January 24, 2019. On the date of the exchange, the New Warrants had a fair value in excess of the Old Warrants of $289, which is reflected as other expense and an increase in additional paid-in capital as the exchange is assumed to be equivalent to the modification of an equity classified instrument.  The New Warrants remain outstanding in their entirety at June 30, 2017.

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

The Series E Preferred Stock ranks senior to the Company’s common stock and any other preferred stock issuances and receives preferential cumulative cash dividends at a rate of 6.25% per annum, payable quarterly of the $10.00 face value per share. If the Company fails to pay a dividend then during the period that dividends are not paid, the dividend rate increases to 9.50% per annum. Dividends on the Series E Preferred Stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared, and whether or not such dividends are prohibited by agreement.

Each share of Series E Preferred Stock is convertible, at the option of the holder, at any time on or after February 28, 2019, into a number of shares of common stock determined by dividing the conversion price of $13.845 into an amount equal to the $10.00 face value per share plus accrued and unpaid dividends, if any. Upon liquidation, each share of Series E Preferred Stock is entitled to $10.00 per share and accrued and unpaid dividends. The conversion price is subject to anti-dilution adjustments upon the occurrence of stock splits and stock dividends. Following a specific equity offering or offerings, from time to time a number of shares of Series E Preferred Stock automatically converts into common stock if the common stock trades at 120% of the conversion price for 60 trading days, and the number of shares converted will be determined by certain trading volumes measures.

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

RES and SREP are the only shareholders of the Series E Preferred Stock.  RES and SREP are also parties to director designation agreements pursuant to which each of RES and SREP have rights to designate directors for election, the number of which is determined by the percentage voting power they have in the election of directors.  All of the directors designated by RES and SREP have been determined by the Company’s Board of Directors to be independent under applicable stock exchange rules.  However, notwithstanding that all of the directors designed by RES and SREP are independent directors under exchange rules and neither RES or SREP may alone designate a majority of the Company’s Board of Directors, because RES and SREP hold all of the Series E Preferred Stock and the directors designated by them collectively constitute a majority of the Board of Directors, as of March 31, 2017, they were deemed to have potential influence on the put and call options discussed above, and therefore the Series E Preferred Stock was at that time classified as temporary equity.  During the three months ended June 30, 2017, the Board of Directors established a special committee, which excludes the directors designated by RES and SREP, with the sole power to govern the put and call options, and as such, the Series E Preferred Stock was reclassified into permanent equity during that period.

The Series E Preferred Stock was determined to have a fair value of $9,900 on the date of issuance as measured using a trinomial lattice-based model.  From this value, the embedded redemption option (see Note 8), which was determined to be an asset with a fair value on the date of issuance of $150 using the same model, was bifurcated and will be accounted for at fair value at each period end.  These are considered Level 3 fair value measurements.  The issuance of the Series E Preferred Stock is considered an inducement to convert the Series D Preferred Stock to common stock and as such, its fair value at issuance, plus related expenses totaling $127 and $1,130 in the three and six months ended June 30, 2017, respectively, are reflected as a reduction of retained earnings and an increase in dividends declared and undeclared and in kind dividends deemed on preferred stock.

Impact of Preferred Stock on Net Earnings (Loss) Attributable to Common Shareholders

The components of dividends declared and undeclared and in kind dividends deemed on preferred stock are as follows:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Preferred A dividends accrued at stated rate	$-	$32	$-	$222
Preferred A additional deemed dividends upon redemption	-	6	-	652
Preferred B dividends accrued at stated rate	-	35	-	243
Preferred B additional deemed dividends upon redemption	-	6	-	668
Preferred C dividends accrued at stated rate	-	-	-	455
Preferred C additional deemed dividends at exchange	-	-	-	15,419
Preferred D dividends accrued at stated rate	-	978	650	1,138
Preferred D inducement to convert	127	-	11,030	-
Preferred E dividends accrued at stated rate	144	-	194	-
Dividends declared and undeclared and in kind dividends deemed on preferred stock	$271	$1,057	$11,874	$18,797

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

Our ownership interest in CHLP as of June 30, 2017 was 99.4% and as of December 31, 2016 was 97.8%, which includes consideration of the partnership units of the limited partners as well as the LTIP units. At June 30, 2017 and December 31, 2016,  3,821,439 and 7,872,943 CHLP partnership units owned by minority interest holders were outstanding, respectively, which includes 3,821,439 and 2,609,791 partnership units held by limited partners, respectively, and 5,263,152 LTIP units outstanding at December 31, 2016 that were subsequently cancelled on June 28, 2017 (see Note 12). The combined redemption value for the partnership units and LTIP units was $786 and $2,008 at June 30, 2017 and December 31, 2016, respectively.

Each limited partner of CHLP may, subject to certain limitations, require that CHLP redeem all or a portion of his or her partnership units at any time after a specified period following the date the units were acquired, by delivering a redemption notice to CHLP. When a limited partner tenders partnership units for redemption, the Company can, at its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock at a rate of one share of common stock for each 52 partnership units redeemed or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. No partnership units were redeemed during the three or six months ended June 30, 2017 or 2016.

NOTE 12.  STOCK-BASED COMPENSATION

The Company previously had in place a 2006 Stock Plan which had been approved by the Company’s shareholders. The 2006 Stock Plan authorized the grant of stock options, stock appreciation rights, restricted stock, and stock bonuses of up to 9,615 shares of common stock. The 2006 Stock Plan expired on December 31, 2015.  As a replacement for the 2006 Stock Plan, the Board of Directors adopted the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 461,538.  As of June 30, 2017, there were 371,012 common shares available for issuance under the 2016 Stock Plan.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Equity-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the requisite service period. Stock-based compensation awards that contain a performance condition are reviewed at least quarterly to assess the achievement of the performance condition. Compensation expense will be adjusted when a change in the assessment of achievement of the specific performance condition level is determined to be probable. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of our stock, expected dividend yield, expected term, and assumptions of whether these awards will achieve performance thresholds. We believe that the assumptions and estimates utilized are appropriate based on the information available to management at the point of measurement.  Compensation cost is recognized as additional paid-in capital for awards of the Company’s common stock and as noncontrolling interest for LTIP awards of CHLP partnership units.  The Company has elected to account for forfeitures of stock-based compensation as they occur.

Service Condition Share Awards

On March 31, 2017, the Company granted awards of 13,656 restricted shares of common stock to two executive officers for incentive performance pursuant to their annual incentive objectives.  On June 28, 2017, the Company granted an award of 73,385 restricted shares of common stock awards to one executive officer.  All of the shares of restricted stock just described were issued under the 2016 Stock Plan and have five year ratable vesting periods based on continued employment.  Dividends paid on these restricted shares during the vesting period are not forfeited in the event that the shares fail to vest. The following table presents a summary of the service condition unvested share activity for the six months ended June 30, 2017:

	Shares	Weighted-average grant date fair value
Unvested at December 31, 2016	-	$-
Granted	87,041	$10.60
Vested	-	$-
Forfeited	-	$-
Unvested at June 30, 2017	87,041	$10.60

The fair value of the service condition unvested share awards was determined based on the closing price of the Company’s common stock on the grant date.    The total unrecognized compensation cost related to service condition unvested share awards at June 30, 2017 was $960, which is expected to be recognized over weighted-average remaining service period of 4.9 years.

Market Based Awards

Pursuant to an amendment of an employment agreement on June 28, 2017, an executive officer may earn shares of common stock if certain market share prices of common stock are attained.  Any such shares, if earned, will be issued under the 2016 Stock Plan or another shareholder approved plan.  The executive officer will earn and be issued 36,692 common shares each time stock market price targets of $11.00 to $18.00 (in one dollar increments) per common share are first achieved prior to March 31, 2022 based on the weighted-average common stock price for 60 consecutive trading days.

The compensation cost related to awards that are contingent upon achieving a market based criteria is measured at the fair value of the award on the date of grant using the Monte Carlo simulation, including consideration of the market criteria, and amortized on a straight line basis over the derived performance period which is also estimated using this model.  The grant date fair value of this award was determined using the following assumptions:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Volatility	25.0%
Stock price	$ 10.60
Dividend yield	7.4%
Risk free interest rate	0.89% - 1.81% based upon expected time of vesting

The total grant date fair value of this market based share award, all of which is unrecognized compensation cost at June 30, 2017, was $1,305, which is expected to be recognized over the weighted-average remaining derived service period of 1.3 years.

Performance Based Share Awards

Pursuant to an amendment of an employment agreement on June 28, 2017, an executive officer may earn shares of common stock if certain operating results of the Company are obtained.  Any such shares, if earned, will be issued under the 2016 Stock Plan or another shareholder approved plan.  For each of the Company’s fiscal years 2017 through 2021, if the Company achieves between 85% and 101% of budgeted Funds from Operations (“FFO”) as approved by the Board of Directors, the executive shall earn and be issued between 11,741 and 19,569 shares of common stock, determined on a straight-line basis based on the percentage of budgeted FFO achieved.  In addition, for any fiscal year in which the Company achieves in excess of 101% of budgeted FFO, an additional 391 shares of common stock will be earned for each percentage actual FFO exceeds 101% of budgeted FFO, up to a total of 3,910 additional shares of common stock per year.

The fair value of the performance based share awards is based on the closing price of the Company’s common stock on the grant date, discounted for estimated common stock dividends to be declared prior to the shares being issued.  The grant date occurs on an annual basis when budgeted FFO is approved by the Board of Directors.  The total grant date fair value of the 2017 portion of this performance based share award, assuming that 100% of budgeted FFO is achieved, all of which is unrecognized compensation cost at June 30, 2017, was $191, which, after adjustment for the reassessment of the performance condition at each reporting date, is expected to be recognized over the remaining service period of 0.5 years.

Warrants

On March 2, 2015, the Company granted a warrant to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment.  The Black-Scholes model was utilized at issuance for the determination of the fair value of the award.  The warrant entitled the executive to purchase a total of 101,213 authorized but previously unissued shares of the Company’s common stock at a price of (i) $9.88 per share (the adjusted closing bid price of the common stock on Nasdaq on March 2, 2015) if at least one-third but not more than one-half of the shares were purchased on or prior to March 17, 2015, and (ii) $12.48 per share for shares purchased after that date. The warrant has a three-year term. The executive officer exercised the warrant in part to purchase 35,060 shares on March 11, 2015 at the price of $9.88 per share. The warrant remains exercisable for 66,153 shares at an exercise price of $12.48 per share.  As of June 30, 2017, the total unrecognized compensation cost related to these warrants was $66, which is expected to be recognized over the remaining service period of 0.7 years.

Long-Term Incentive Plan Awards

On March 2, 2015, the Company granted an equity award of 5,263,152 LTIP units, representing profit interests in CHLP, to an executive officer of the Company.  A Monte Carlo simulation was utilized at issuance for the determination of the fair value of the award.  The LTIP units were to be earned in one-third increments upon the Company’s common stock achieving price per share milestones of $22.75,  $29.25,  and $35.75, respectively.  Earned LTIP units were to vest in March 2018, or earlier upon a change in control of the Company, and upon vesting could be converted into CHLP partnership units which can be redeemed at the rate of one share of common stock for each 52 earned LTIP units for up to 101,213 common shares.  These LTIP units were cancelled on June 28, 2017 pursuant to an amendment of the employment agreement with the executive officer.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Investment Committee Share Compensation

Independent directors serving as members of the Investment Committee of the Board of Directors receive their monthly Investment Committee fees in the form of shares of the Company’s common stock if issuance is available under a shareholder approved stock plan, priced as the average of the closing price of the stock for the first 20 trading days of the calendar year. A total of 409 and 1,123 shares, respectively, were issued to the independent directors of the Investment Committee during the three and six months ended June 30,  2017 under the 2016 Stock Plan.  On July 15, 2016, the Company issued 1,837 shares of common stock under the 2016 Stock Plan to the independent directors of the Investment Committee for their service during the six months ended June 30, 2016.

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation, including LTIP units, related to employees and directors for the three months ended June 30, 2017 and 2016 was $80 and $70, respectively, and for the six months ended June 30, 2017 and 2016 was $157 and $139, respectively, all of which is included in general and administrative expense.

NOTE 13.  INCOME TAXES

We have provided a full valuation allowance against our net deferred tax asset during all periods presented due to the uncertainty of realization resulting from past operating losses which results in no tax expense or benefit for the three and six months ended June 30, 2017 and 2016 with the exception of an alternative minimum tax estimate of $35 recorded in the TRS in 2017 as a result of the application of limits on the use of net operating losses under that system of taxation. After consideration of limitations related to a change in control as defined under Internal Revenue Code Section 382 (“Section 382”) following the Company’s 2012 transactions with RES (see Note 10), the TRS’s net operating loss carryforward at June 30, 2017 as determined for federal income tax purposes was $2,020. The availability of the loss carryforwards will expire from 2022 through 2035.  The Company is currently in the process of evaluating whether the Company’s 2016 and 2017 equity transactions (see Notes 9 and 10) will require further limitation of the usage of net operating losses under Section 382.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 14.   EARNINGS PER SHARE

The two-class method is utilized to compute earnings per common share (“EPS”) as our unvested restricted stock awards with non-forfeitable dividends are considered participating securities.  Under the two-class method, losses are allocated only to those securities that have a contractual obligation to share in the losses of the Company.  Our unvested restricted stock is not obligated to absorb Company losses and accordingly is not allocated losses.  The following is a reconciliation of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator: Basic (1)
Net earnings (loss) attributable to common shareholders:
Continuing operations	$4,654	$7,108	$(9,299)	$(3,988)
Discontinued operations	-	-	-	654
Total Net earnings (loss) attributable to common shareholders	4,654	7,108	(9,299)	(3,334)
Less: Allocation to participating securities	(20)	-	(20)	-
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$4,634	$7,108	$(9,319)	$(3,334)

Numerator: Diluted (1)
Net earnings (loss) attributable to common shareholders from continuing operations, net of amount allocated to participating securities	$4,634	$7,108	$(9,319)	$(3,988)
Dividends on Series D Preferred Stock	-	978	-	-
Dividends and fair value adjustment on Series E Preferred Stock	(95)	-	-	-
Interest and fair value adjustment on Convertible Debt	(9)	(192)	-	-
Continuing operations - Diluted	4,530	7,894	(9,319)	(3,988)
Discontinued operations - Diluted	-	-	-	654
Total Diluted	$4,530	$7,894	$(9,319)	$(3,334)

Denominator
Weighted average number of common shares - Basic	11,541,085	760,129	7,263,158	760,129
Unvested restricted stock	-	111	-	-
Series D Preferred Stock	-	6,004,957	-	-
Series E Preferred Stock	668,111	-	-	-
Warrants - RES	23,146	20,294	-	-
Convertible Debt	97,269	97,269	-	-
Weighted average number of common shares - Diluted	12,329,611	6,882,760	7,263,158	760,129

Earnings per Share
Continuing operations - Basic	$0.40	$9.36	$(1.28)	$(5.25)
Discontinued operations - Basic	-	-	-	0.86
Total - Basic Earnings per Share	$0.40	$9.36	$(1.28)	$(4.39)

Continuing operations - Diluted	$0.37	$1.17	$(1.28)	$(5.25)
Discontinued operations - Diluted	-	-	-	0.86
Total - Diluted Earnings per Share	$0.37	$1.17	$(1.28)	$(4.39)

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Outstanding stock options	481	865	481	865
Unvested restricted stock	15,269	-	7,677	161
Warrants - RES	-	-	96,587	576,923
Warrants - Employees	66,153	66,153	66,153	66,153
Series C Preferred Stock	-	-	-	1,204,564
Series D Preferred Stock	-	-	1,957,300	57,185
Series E Preferred Stock	-	-	450,239	-
Convertible debt	-	-	97,269	-
LTIP partnership units (1)	98,989	101,213	100,095	101,213
CHLP partnership units (1)	65,920	46,074	58,539	46,074
Total potentially dilutive securities excluded from the denominator	246,812	214,305	2,834,340	2,053,138

(1)

LTIP and partnership units of CHLP have been omitted from the denominator for the purpose of computing diluted EPS since the effect of including these amounts in the numerator and denominator would have no impact on calculated EPS. All LTIP units were cancelled effective June 28, 2017 (see Note 12).

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

Each of the management companies employed by the TRS at June 30, 2017 receive a base monthly management fee of 3.0% to 3.5% of gross hotel revenue, with incentives for performance which increase such fee to a maximum of 5.0%.  Base management fees totaled  $440 and $452, respectively, for the three months ended June 30, 2017 and 2016, and $764 and $851, respectively, for the six months ended June 30, 2017 and 2016, all of which was included in continuing operations as hotel and property operations expense.  Incentive management fees, included in continuing operations in their entirety, totaled $8 and $0, respectively, for the three months ended June 30, 2017 and 2016, and $33 and $21, respectively, for the six months ended June 30, 2017 and 2016.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Franchise Agreements

As of June 30, 2017, 17 of our 18 wholly owned properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue. The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term.  Franchise fee expense totaled $947 and $884,  for the three months ended June 30, 2017 and 2016, respectively,  and $1,615 and $1,643, for the six months ended June 30, 2017 and 2016, respectively, all of which was included in continuing operations as hotel and property operations expense.

Leases

The Company has no land lease agreements in place related to properties owned at June 30, 2017. Land lease expense related to properties previously owned totaled $0 and $30, respectively, for the three months ended June 30, 2017 and 2016,  and $9 and $53, respectively, for the six months ended June 30, 2017 and 2016, all of which was included in continuing operations as hotel and property operations expense.

The Company entered into three new office lease agreements in 2016, replacing all existing office lease agreements which expired in 2016. These leases expire in 2019 through 2021 and have combined rent expense of approximately $157 annually.  Office lease expense totaled $39 and $48 in the three months ended June 30, 2017 and 2016, respectively, and $77 and $94 in the six months ended June 30, 2017 and 2016, respectively, and is included in general and administrative expense.

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

NOTE 16.  SUBSEQUENT EVENTS

On July 17, 2017, the Company entered into hotel purchase agreements to purchase three Texas properties, the Fairfield Inn & Suites El Paso Airport for $16,100, the TownePlace Suites Austin North Tech Ridge for $21,750, and the Residence Inn Austin Airport for $21,750.  The closing of these acquisitions is subject to customary closing conditions including accuracy of representations and warranties and compliance with covenants and obligations.  The closings of the El Paso and Austin Airport properties are expected to occur in the late third quarter of 2017 while the closing of the Austin North Tech Ridge property is expected to occur in the first quarter of 2018.  However, there can be no guarantee that these transactions will close.  Should the Company close on these acquisitions, the Company may accelerate the disposition of up to five more of the legacy assets.

The Company’s common stock began trading on the NYSE MKT under its current symbol “CDOR” beginning at the open of market trading on July 21, 2017.  The Company’s common stock previously traded on the NASDAQ Stock Market.

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

Background

Condor Hospitality Trust, Inc. (“CDOR,” “Condor,” or the “Company”) was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014.  CDOR is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of June 30, 2017, the Company owned 19 hotels, representing 2,260 rooms, in 11 states, including one hotel owned through an 80% interest in an unconsolidated joint venture (“Atlanta JV”).

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (“CHLP”), for which we serve as general partner. As of June 30, 2017, we owned an approximate 99.4% ownership interest in CHLP.  In the future, CHLP may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

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

Overview

The Company continues to execute its stated strategy with multiple noteworthy accomplishments in the second quarter of 2017.  In the second quarter of 2017, the Company successfully closed an increase to its secured credit facility to $150.0 million, closed on the sale of three legacy assets, and declared and paid its fifth consecutive common dividend.  Subsequent to the close of the quarter, the Company executed an agreement to acquire three Marriott-branded Hotels in Texas and transferred its common stock to the NYSE MKT.  Management believes all of these achievements have positioned the company extremely well to continue to deliver shareholder value.

The key second quarter 2017 accomplishments are further detailed below:

Revenue:    Condor’s second quarter 2017 revenue from continuing operations was $14.3 million compared to $14.2 million in the same 2016 period.

Net Earnings:    Second quarter net earnings attributable to common shareholders was $4.7 million, or $0.40 per basic and $0.37 per diluted share, compared to $7.1 million, or $9.36 per basic and $1.17 per diluted share for the same 2016 period.

4.4% New Investment Platform RevPAR Growth:    For the second quarter, Revenue per Available Room (“RevPAR”) for the 11 hotels considered the new investment platform hotels (includes the Hampton Inn & Suites Lake Mary acquired in 2017, the four Home2 Suites acquired in 2017, the two Alofts acquired in 2016, the three hotels acquired in 2015, and the Hilton Garden Inn acquired in 2012) increased by 4.4% to $102.09 from $97.74 for the same period in 2016 (comparable operating results given for these hotels include results prior to the Company’s ownership based on information obtained from the prior owners).  The increase is attributable to a 1.3% increase in Average Daily Rate (“ADR”) over the same period 2016 and a 3.1% increase in occupancy.

Increased Secured Revolving Credit Facility to $150 Million:  On May 12, 2017, the Company announced that it had successfully closed on an increase to its senior secured revolving credit facility from $90.0 million to $150.0 million.  The revolving credit facility now provides for up to $150.0 million of committed borrowing capacity and continues to include an accordion feature that would allow the Company to increase the size of the facility up to $400.0 million with additional lender commitments.

Closed Two Hotel Acquisitions, the Home2 Suites Memphis/Southaven and the Hampton Inn & Suites Lake Mary:  On April 17, 2017, the Company announced that it had closed on the acquisition of the Home2 Suites Memphis/Southaven (Mississippi) for $19.0 million.  This purchase completed the Company’s acquisition of the four Home2 Suites hotels announced in January of 2017.  On June 20, 2017, the Company announced that it had closed on the acquisition of the 130-room Hampton Inn and Suites in Lake Mary, Florida for $19.3 million just 51 days after the signing of the purchase contract.  The closing of the Hampton Inn and Suites Lake Mary represented the tenth high-quality premium-branded select-service hotel acquired in the past six quarters.  The Company now owns 11 high-quality, premium-branded select service hotels with an average age of 4 years.

Sold Three Legacy Assets:  In the second quarter of 2017, the Company continued to successfully dispose of legacy assets at what the Company considers to be attractive valuations.  The Company sold three assets in the second quarter resulting in $13.3 million of gross proceeds.  Year-to-date the Company has sold five legacy assets totaling $20.1 million in gross proceeds.  Currently, the Company has placed under contract two additional legacy hotels; however, there can be no guarantee these transactions will close.  The Company has announced that due to the signing of the contact to acquire three hotels in Texas, with one of these assets expected to close in 2018, the Company may accelerate the disposition of up to five more of the legacy assets.  Should the Company close on the new acquisitions and decide to accelerate additional legacy hotel dispositions, the Company would anticipate to have sold or have under contract to be sold these additional assets by year-end 2017.

Declared and Paid Second Quarter Common Dividend:  On June 13, 2017, the Board of Directors declared a common stock dividend of $0.195 per share related to the second quarter of 2017.  This represents $0.78 per share on an annualized basis and a yield of 7.5% based on Condor’s closing stock price prior to the announcement.  The second quarter dividend was paid on July 7, 2017 to shareholders of record on June 30, 2017.

Subsequent to the close of the first quarter, the Company achieved the following significant accomplishments:

Executed Agreement to Acquire Three Marriott-Branded Hotels in Texas:    On July 18, 2017, the Company announced that it had executed agreements to purchase a portfolio of three Marriott-branded hotels for $59.6 million.  The portfolio hotels are: the Fairfield Inn & Suites El Paso Airport, the TownePlace Suites Austin North Tech Ridge, and the Residence Inn Austin Airport.  The Company expects that the hotels will continue to be managed by Aimbridge Hospitality.  This acquisition presents a unique opportunity to acquire three high-quality hotels that fit squarely within our investment strategy of investing in newer, premium-branded select-service assets in secondary markets.  The hotels have an average age of less than two years, have a design aesthetic that we believe appeals to the modern traveler, and are located in growing, attractive secondary markets.  We expect to close the acquisition of the Fairfield Inn & Suites and Residence Inn in the third quarter of 2017 and the TownePlace Suites in early 2018.

Transferred Common Stock to the NYSE MKT and Rang the Opening Bell of the New York Stock Exchange: On July 21, 2017, President and Chief Executive Officer Bill Blackham accompanied by the Executive team rang the opening bell of the New York Stock Exchange to celebrate the Company’s transfer of trading of its common stock from the NASDAQ Stock Market to the NYSE MKT.  Mr. Blackham was joined by Senior Vice President and Chief Financial Officer Jonathan Gantt, Senior Vice President and Chief Operating Officer Jeff Dougan, Chief Accounting Officer Arinn Cavey, and General Counsel Lauren Green, together with other key Condor team members and alliance partners.  The Company's common stock trades under the trading symbol "CDOR", its previous trading symbol, on the NYSE MKT and began trading at the opening bell on Friday, July 21, 2017.

Outlook and Performance

The hotel sector headlines continue to focus on the continued deceleration of Revenue per Available Room (“RevPAR”) growth and this headline is reinforced by RevPAR outlooks for the remainder of 2017 detailed by many of our public peers.  We believe that our unique investment strategy of focusing on the secondary markets will deliver outperformance in the near-term.  More specifically, we expect that the secondary markets we target, defined as the top 100 Metropolitan Statistical Areas (“MSAs”) with a particular focus on the top 20-60 MSAs, will deliver higher than national average RevPAR growth.  The combination of slower supply growth combined with increasing demand due to continued economic expansion in these markets should lead to RevPAR outperformance, as evidenced by our RevPAR performance for the first and second quarters of 2017.  Factors that might affect our performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and other documents that we may file with the SEC in the future. We will continue to monitor lodging demand and rates in our markets, our third-party hotel managers, and our performance overall.  The Company currently expects to continue the positive momentum of the first half of 2017 through the end of the year.

Hotel Property Portfolio and Activity

Hotel Property Portfolio

The following table sets forth certain information with respect to the hotels owned by us as of June 30, 2017:

Brand	City	State	Rooms

New Investment Platform
Hilton Garden Inn	Dowell	Maryland	100
Hotel Indigo	Atlanta (Airport)	Georgia	142
SpringHill Suites	San Antonio (Downtown)	Texas	116
Courtyard by Marriott	Jacksonville	Florida	120
Aloft	Leawood-Overland Park	Kansas	156
Aloft	Atlanta (Downtown) (1)	Georgia	254
Home 2 Suites	Lexington (2)	Kentucky	103
Home 2 Suites	Round Rock (2)	Texas	91
Home 2 Suites	Tallahassee (2)	Florida	132
Home 2 Suites	Southaven (2)	Mississippi	105
Hampton Inn and Suites	Lake Mary (2)	Florida	130
			1,449
Legacy Hotels Held for Use
Comfort Suites	South Bend	Indiana	135
Comfort Suites	Fort Wayne	Indiana	127
Comfort Inn & Suites	Warsaw	Indiana	71
Quality Inn	Solomons	Maryland	59
Super 8	Creston	Iowa	121
Supertel Inn	Creston	Iowa	41
			554
Legacy Hotels Held for Sale
Quality Inn	Morgantown	West Virginia	81
Days Inn	Bossier City	Louisiana	176
			257
		Total Rooms	2,260

(1)	This property is owned through an 80% interest in our unconsolidated Atlanta JV
(2)	This property was newly acquired in 2017

All of our properties are encumbered by either our credit facility or by mortgage debt at June 30, 2017.

Acquisitions

In the six months ended June 30, 2017, the Company acquired five wholly owned properties, including, on March 24, 2017, the Home2 Suites Lexington University / Medical Center (Kentucky), the Home2 Suites Austin / Round Rock, and the Home 2 Suites Tallahassee State Capitol; on April 14, 2017, the Home2 Suites Memphis / Southaven; and on June 19, 2017, the Hampton Inn & Suites Orlando / Lake Mary.  The allocations of purchase price based on fair value was as included in the table below (in thousands).

	Date of acquisition	Land	Buildings, improvements, and vehicle	Furniture and equipment	Intangible asset	Estimated earn out	Total purchase price	Debt originated at acquisition	Issuance of CHLP partnership units	Net cash
Home2 Suites	03/24/2017	$905	$14,204	$1,351	$40	$-	$16,500	$16,455	$45	$-
Lexington, KY
Home2 Suites	03/24/2017	1,087	14,345	1,285	33	-	16,750	16,705	45	-
Round Rock, TX
Home2 Suites	03/24/2017	1,519	18,229	1,727	25	-	21,500	21,442	58	-
Tallahassee, FL
Home 2 Suites	04/14/2017	1,311	16,792	897	-	-	19,000	9,096	52	9,852
Southaven, MS
Hampton Inn & Suites	06/19/2017	1,200	16,432	1,773	-	(155) (1)	19,250	19,165	85	-
Lake Mary, FL
Total		$6,022	$80,002	$7,033	$98	$(155)	$93,000	$82,863	$285	$9,852

(1)

The Lake Mary purchase price is subject to a post-closing adjustment of up to $250 to be paid to the seller if the hotel achieves a stipulated hotel net operating income level in 2017.  This contingent consideration is included in the purchase price allocation at its estimated fair value on the date of the acquisition.

The total purchase price of $93.0 million for these hotels was funded with the assumption of one loan with an aggregate outstanding principal balance of $9.1 million, draws on the credit facility totaling $73.8 million, the issuance of 1,211,648 partnership units from CHLP with a total value at issuance of $0.3 million, and cash of $9.8 million. The assumed loan bears interest at a fixed rate of 4.54%, requires monthly principal and interest payments of approximately $0.05 million, and matures on August 1, 2024.

The Company had no acquisitions of wholly owned properties during the six months ended June 30, 2016.

Additionally, on July 17, 2017, the Company entered into hotel purchase agreements to purchase three Texas properties, the Fairfield Inn & Suites El Paso Airport for $16.1 million, the TownePlace Suites Austin North Tech Ridge for $21.8 million, and the Residence Inn Austin Airport for $21.8 million.  The closing of these acquisitions is subject to customary closing conditions including accuracy of representations and warranties and compliance with covenants and obligations.  The closings of the El Paso and Austin Airport properties are expected to occur in the late third quarter of 2017 while the closing of the Austin North Tech Ridge property is expected to occur in the first quarter of 2018.  However, there can be no guarantee that these transactions will close.

Dispositions

Consistent with our strategic repositioning, the following hotel sales were executed in the six months ended June 30, 2017:

			Condor	Number of	Gross proceeds
Date of sale	Location	Brand	lender	rooms	(in thousands)
03/27/2017	New Castle, PA	Comfort Inn	Credit facility	79	2,500
03/28/2017	Billings, MT	Super 8	Credit facility	106	4,250
04/03/2017	Harlan, KY	Comfort Inn	Unencumbered	61	1,850
04/18/2017	Lafayette, IN	Comfort Suites	Credit facility	62	3,885
05/17/2017	Key Largo, FL	Key West Inn	Credit facility	40	7,600

			Total	348	$20,085

All net proceeds from the hotel dispositions in 2017 to date were used to repay borrowings under the Company’s $150.0 million credit facility with the exception of the net proceeds from the sale of Harlan, which was unencumbered at the time of its sale.  In the three months ended June 30, 2016, seven hotels with a total of 447 rooms were sold for gross proceeds of $16.6 million, and net proceeds, after expenses and debt repayment, of $4.6 million.  In the six months ended June 30, 2016, 11 hotels with a total of 872 rooms were sold for gross proceeds of $26.0 million, and net proceeds, after expenses and debt repayment, of $8.4 million.

Based on the criteria discussed in the footnotes to the consolidated financial statements, as of June 30, 2017, the Company had two hotels classified as held for sale.  At the beginning of 2017, the Company had seven hotels held for sale and during the three and six months ended June 30, 2017 sold two and five properties, respectively.  None of the hotels reclassified as held for sale since the Company’s adoption of ASU 2014-08 on October 1, 2014 represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  As a result, only hotels classified as held for sale prior to October 1, 2014 (excluding those subsequently reclassified as held for use), the last of which was sold in January 2016, are included in discontinued operations with all other hotels, including those subsequently sold or classified as held for sale, reported in continuing operations.

As previously discussed, the Company currently has three properties under contract for purchase.  Should the Company close on these acquisitions, the Company may accelerate the disposition of up to five additional legacy assets.  Should these assets be reclassified as held for sale in future periods, the Company may recognize impairment expense at the time of reclassification.

Operating Performance Metrics

The following tables present our same property occupancy,  Average Daily Rate (“ADR”), and RevPAR for all our hotels owned at June 30, 2017.  Same property occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented.  Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.  The performance metrics for the hotel acquired through our Atlanta JV, also presented below, reflect 100% of the operating results of the property, including our interest and the interest of our partner.

	Three months ended June 30,
	2017			2016
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly owned new investment platform properties	82.90%	$121.02	$100.33	81.11%	$118.23	$95.90
Atlanta Aloft JV	84.16%	$131.12	$110.35	78.31%	$135.88	$106.41
Total New investment platform	83.13%	$122.81	$102.09	80.62%	$121.24	$97.74

Legacy hotels held for sale	50.83%	$50.71	$25.78	52.09%	$47.33	$24.65
Legacy hotels held for use	71.94%	$80.13	$57.65	65.44%	$79.20	$51.83
Total Legacy	65.32%	$72.95	$47.65	61.21%	$70.60	$43.21

Total portfolio as of June 30, 2017	76.75%	$107.61	$82.59	73.64%	$106.11	$78.15

	Six months ended June 30,
	2017			2016
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly owned new investment platform properties	80.99%	$121.69	$98.56	78.39%	$117.11	$91.81
Atlanta Aloft JV	83.34%	$133.09	$110.92	73.92%	$139.52	$103.13
Total New investment platform	81.40%	$123.73	$100.72	77.61%	$120.85	$93.79

Legacy hotels held for sale	43.67%	$49.23	$21.50	47.28%	$46.06	$21.78
Legacy hotels held for use	69.09%	$75.67	$52.28	59.55%	$76.97	$45.84
Total Legacy	61.10%	$69.73	$42.60	55.70%	$68.73	$38.28

Total portfolio as of June 30, 2017	74.13%	$107.78	$79.89	69.70%	$105.82	$73.76

In the new investment platform hotels, total RevPAR increased by 4.4% in the second quarter of 2017, driven by increases in both ADR of 1.3% and occupancy of 3.1%.  Within this same portfolio, total RevPAR increased 7.4% in 2017 year-to-date through the second quarter, also driven by both increases in ADR of 2.4% and occupancy of 4.9%.  The largest increases in RevPAR for these hotels in both periods related to the San Antonio SpringHill Suites, the Lexington Home2 Suites, the Tallahassee Home2 Suites, and the Lake Mary Hampton Inn and Suites.  At the SpringHill Suites, the increase was driven both by increased convention business following the completion in the third quarter of 2016 of a significant expansion and renovation of the convention center as well as increased government business following a focused sales effort to increase this sector.  At the Lexington Home2 Suites, the increase was driven by an increased relationship with the University of Kentucky as well as a soft 2016 during a period of absorption of the opening of a new hotel nearby.  At the Tallahassee Home2 Suites, the increase in RevPAR was primarily the result of a changed meeting schedule used by the state legislature combined with increased awareness of the property by both area colleges and government travelers.  At the Lake Mary Hampton Inn and Suites, 2016 results were impacted by ongoing renovations.

In the legacy held for use portfolio of hotels, total RevPAR increased by 11.2% in the second quarter of 2017, driven by increases in both ADR of 1.2% and occupancy of 9.9%.  Within this same portfolio, total RevPAR increased 14.0% in 2017 year-to-date through the second quarter, driven by an increase in occupancy of 16.0% slightly offset by a decrease in ADR of 1.7%.  These increases in RevPAR were driven both by the completion of renovations that were ongoing in 2016 in three hotels in Indiana and an increase in construction business in one hotel.

Results of Operations

Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016 (in thousands)

	Three months ended June 30,
	2017	2016	Variance
Revenue	$14,252	$14,155	$97
Hotel and property operations expense	(9,224)	(9,889)	665
Depreciation and amortization expense	(1,769)	(1,289)	(480)
General and administrative expense	(1,511)	(1,277)	(234)
Acquisition and terminated transactions expense	(215)	(53)	(162)
Net gain on disposition of assets	4,852	8,856	(4,004)
Equity in earnings of joint venture	25	-	25
Net gain on derivatives and convertible debt	227	162	65
Other income (expense), net	(39)	23	(62)
Interest expense	(1,092)	(1,248)	156
Loss on extinguishment of debt	-	(976)	976
Impairment loss, net	(479)	(121)	(358)
Income tax expense	(35)	-	(35)
Net earnings	$4,992	$8,343	$(3,351)

Revenue

Revenue between the periods remained relatively stable in total, increasing by $97, or 0.7%.  Revenue from properties acquired after the second quarter of 2016 totaled $6,027 during the three months ended June 30, 2017 while revenue decreased by $7,037 as a result of decreased revenue from held for sale and sold properties.  Revenue related to held for use properties increased in total by $1,107 as a result of the changes in RevPAR on the new investment platform hotels and legacy held for use hotels discussed above.

Expenses

Hotel and property operations expense decreased by $665, which was driven by decreased expenses from held for sale or sold properties of $4,908, partially offset by expenses from newly acquired properties of $3,499 in the three months ended June 30, 2017.  In totality, hotel and operations expenses decreased as a percentage of total revenue to 64.7% and 69.9% for the three months ended June 30, 2017 and 2016, respectively.  This decrease was both a result of increased ADR in our hotel portfolio and because the legacy hotels that remain in our portfolio and new investment platform hotels have higher operating margins than the hotels that were sold during and between the periods.

Depreciation expense increased by $480 between the periods as a result of an increase in the value of the Company’s held for use hotel property portfolio between the periods (from $111,361 gross investment at June 30, 2016 to $206,790 gross investment at June 30, 2017), largely due to the five acquisitions made during 2017 to date with values totaling $93,000.

Despite an increase in debt balances between the periods (from $70,263 at June 30, 2016 to 94,063 at June 30, 2017), interest expense decreased by $156.  Interest expense was favorably impacted by a decrease in the weighted average interest rate on total debt outstanding between the periods, from 5.16% at June 30, 2016 to 4.02% at June 30, 2017, largely as a result of the lower than historical interest rate obtained on the credit facility refinancing in the first quarter of 2017.

General and administrative expense increased by $234 between the periods largely as a result of increased payroll costs as well as professional fees primarily related to control evaluation procedures undertaken relative to the new management companies engaged by the Company, partially offset by period over period savings on the Company’s Directors and Officers insurance coverage.

Acquisition and terminated transaction costs will fluctuate period to period based on our acquisition activities.  Acquisition costs typically consist of transfer taxes, legal fees, and other costs associated with acquiring a hotel property as well as transactions that were terminated during the year and expense incurred pursuing potential acquisitions.  The increase in these expenses between the periods of $162 was a result of increased acquisition activity in 2017, including the consummation of two acquisitions during the second quarter.

Net Gain on Disposition of Assets

In the three months ended June 30, 2017, three hotels were sold with gains totaling $5,031. In the three months ended June 30, 2016, seven hotels were sold with gains totaling $8,886.

Loss on Extinguishment of Debt

The loss on the extinguishment of debt that was incurred in the second quarter of 2016 was a result of prepayment penalties upon the disposal of a properties encumbered by the Company’s Morgan Stanley debt.  There were no prepayment penalties incurred in the second quarter of 2017.

Impairment Loss, net

In the three months ended June 30, 2017, we incurred $479 of impairment losses. In the three months ended June 30, 2016, we recognized impairment losses totaling $121.  All impairments recognized in both periods related either to hotels held for sale or sold at some point during the periods.

Income Tax Expense

As of June 30, 2017 and 2016 and throughout the three months then ended, a full valuation allowance was recorded against the Company’s net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded in the three months ended June 30, 2017 or 2016 with the exception of $35 recorded in the second quarter of 2017 for alternative minimum tax related to the use of net operating losses during the period.  Management believes the combined federal and state income tax rate for the TRS will be approximately 38% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016 (in thousands)

	Six months ended June 30,
	2017	2016
	Continuing operations and Total	Continuing operations	Discontinued operations	Total	Continuing operations variance
Revenue	$24,613	$26,658	$6	$26,664	$(2,045)
Hotel and property operations expense	(16,837)	(19,600)	(4)	(19,604)	2,763
Depreciation and amortization expense	(2,820)	(2,698)	-	(2,698)	(122)
General and administrative expense	(3,003)	(2,725)	-	(2,725)	(278)
Acquisition and terminated transactions expense	(717)	(147)	-	(147)	(570)
Equity transactions expense	(343)	-	-	-	(343)
Net gain on disposition of assets	4,849	12,223	681	12,904	(7,374)
Equity in earnings of joint venture	136	-	-	-	136
Net gain on derivatives and convertible debt	402	6,279	-	6,279	(5,877)
Other income (expense), net	(40)	2	-	2	(42)
Interest expense	(2,063)	(2,577)	(5)	(2,582)	514
Loss on extinguishment of debt	(800)	(1,149)	-	(1,149)	349
Impairment loss, net	(750)	(914)	-	(914)	164
Income tax expense	(35)	-	-	-	(35)
Net earnings	$2,592	$15,352	$678	$16,030	$(12,760)

Revenue

Revenue from continuing operations between the periods decreased by $2,045, or 7.7%.  Revenue from properties acquired after the second quarter of 2016 totaled $7,735 during the six months ended June 30, 2017 while revenue decreased by $12,128 as a result of decreased revenue from held for sale and sold properties included in continuing operations.  Revenue related to held for use properties increased in total by $2,348 as a result of the changes in RevPAR on the new investment platform hotels discussed above.

Expenses

Hotel and property operations expense from continuing operations decreased by $2,763, which was driven by decreased expenses from held for sale or sold properties included in continuing operations of $9,056, partially offset by expenses from newly acquired properties of $4,617 in the six months ended June 30, 2017.  In totality, hotel and operations expenses from continuing operations decreased as a percentage of total revenue to 68.4% and 73.5% for the six months ended June 30, 2017 and 2016, respectively.  This decrease was both a result of increased ADR in our hotel portfolio and because the legacy hotels that remain in our portfolio and new investment platform hotels have higher operating margins than the hotels that were sold during and between the periods.

Depreciation expense increased by $122 between the periods as a result of an increase in the value of the Company’s held for use hotel property portfolio between the periods as discussed above, largely due to the five acquisitions made during 2017 to date with values totaling $93,000.

Despite an increase in debt balances between the periods as discussed above, interest expense decreased by $514.  Interest expense was favorably impacted by a decrease in the weighted average interest rate on total debt outstanding between the periods, from 5.16% at June 30, 2016 to 4.02% at June 30, 2017, largely as a result of the lower than historical interest rate obtained on the credit facility refinancing in the first quarter of 2017.

General and administrative expense increased by $278 between the periods largely as a result of increased payroll costs as well as professional fees primarily related to control evaluation procedures undertaken relative to the new management companies engaged by the Company, partially offset by period over period savings on the Company’s Directors and Officers insurance coverage.

Acquisition and terminated transaction costs will fluctuate period to period based on our acquisition activities.  Acquisition costs typically consist of transfer taxes, legal fees, and other costs associated with acquiring a hotel property as well as transactions that were terminated during the year and expense incurred pursuing potential acquisitions.  The increase in these expenses between the periods of $570 was a result of increased acquisition activity in 2017, including the consummation of five acquisitions during the first two quarters of the year.

Equity transaction costs totaled $343, all of which was incurred in the first quarter of 2017 as a result of the one-time non-cash expense of $289 associated with the exchange of warrants as well as expenses associated with this transaction.

Net Gain/(Loss) on Disposition of Assets

In the six months ended June 30, 2017, five hotels were sold with gains totaling $5,031. In the six months ended June 30, 2016, five hotels were sold with gains totaling $12,945.

Net Gain on Derivatives and Convertible Debt

In the six months ended June 30, 2017, the Company recognized a net gain on derivatives and convertible debt of $402, including both a gain on convertible debt of $265 and a gain on derivatives of $137.  In the six months ended June 30, 2016, the Company recognized a net gain totaling $6,279 primarily as a result of a decrease in the Company’s stock price, which in turn decreased the value assigned to the conversion feature of the Series C Preferred Stock and the outstanding common stock warrants, partially offset by a loss of $179 on the fair value of the convertible debt entered into on March 16, 2016 due to an increase in stock price from the date that note was entered into through June 30, 2016.

Loss on Extinguishment of Debt

The Company incurred a loss on the extinguishment of debt of $800 in the first quarter of 2017 as a result of the refinancing of a significant portion of the Company’s existing debt with the credit facility during the period.  The loss on the extinguishment of debt that was incurred in the first two quarters of 2016 was a result of prepayment penalties upon the disposal of a properties encumbered by the Company’s Morgan Stanley debt.

Impairment Loss, net

In the six months ended June 30, 2017, we incurred $750 of impairment losses.  In the six months ended June 30, 2016, we recognized impairment losses totaling $914.  All impairments recognized in both periods related either to hotels held for sale or sold at some point during the periods.

Income Tax Expense

As of June 30, 2017 and 2016 and throughout the six months then ended, a full valuation allowance was recorded against the Company’s net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded in the six months ended June 30, 2017 or 2016 with the exception of $35 recorded in the second quarter of 2017 for alternative minimum tax related to the use of net operating losses during the period.  Management believes the combined federal and state income tax rate for the TRS will be approximately 38% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

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

Funds from Operations (“FFO”) & Adjusted FFO (“AFFO”)

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net earnings computed in accordance with GAAP, excluding gains or losses from sales of real estate assets, impairment, and the depreciation and amortization of real estate assets.  FFO is calculated both for the Company in total and as FFO attributable to common shares and partnership units, which is FFO excluding preferred stock dividends.  AFFO is FFO attributable to common shares and partnership units adjusted to exclude items we do not believe are representative of the results from our core operations, such as non-cash gains or losses on derivative liabilities and convertible debt, stock-based compensation expense, amortization of certain fees, losses on debt extinguishment, and in-kind dividends above stated rates, and cash charges for acquisition and equity transaction costs. All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

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

The following table reconciles net earnings to FFO and AFFO for the three and six months ended June 30, 2017 and 2016 (in thousands). All amounts presented include both continuing and discontinued operations as well as our portion of the results of our unconsolidated Atlanta JV.

	Three months ended		Six months ended
	June 30,		June 30,
Reconciliation of Net earnings to FFO and AFFO	2017	2016	2017	2016
Net earnings	$4,992	$8,343	$2,592	$16,030
Depreciation and amortization expense	1,769	1,289	2,820	2,698
Depreciation and amortization expense from JV	247	-	658	-
Net gain on disposition of assets	(4,852)	(8,856)	(4,849)	(12,904)
Net loss on disposition of assets from JV	2	-	3	-
Impairment loss, net	479	121	750	914
FFO	2,637	897	1,974	6,738
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(271)	(1,057)	(11,874)	(18,797)
FFO attributable to common shares and partnership units	2,366	(160)	(9,900)	(12,059)
Net gain on derivatives and convertible debt	(227)	(162)	(402)	(6,279)
Net loss on derivative from JV	2	-	2	-
Acquisition and terminated transactions expense	215	53	717	147
Equity transactions expense	-	-	343	-
Loss on debt extinguishment	-	976	800	1,149
Stock-based compensation and LTIP expense	80	70	157	139
Amortization of deferred financing fees	280	174	416	349
Non-recurring dividends above stated rates declared and undeclared and in kind dividends deemed on preferred stock	127	12	11,030	16,739
AFFO attributable to common shares and partnership units	$2,843	$963	$3,163	$185

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

The following table reconciles net earnings to EBITDA, Adjusted EBITDA, and Hotel EBITDA for the three and six months ended June 30, 2017 and 2016 (in thousands). All amounts presented include both continuing and discontinued operations as well as our portion of the results of our unconsolidated Atlanta JV.

	Three months ended		Six months ended
	June 30,		June 30,
Reconciliation of Net earnings to EBITDA, Adjusted EBITDA, and Hotel EBITDA	2017	2016	2017	2016
Net earnings	$4,992	$8,343	$2,592	$16,030
Interest expense	1,092	1,248	2,063	2,582
Interest expense from JV	297	-	902	-
Loss on debt extinguishment	-	976	800	1,149
Income tax expense	35	-	35	-
Depreciation and amortization expense	1,769	1,289	2,820	2,698
Depreciation and amortization expense from JV	247	-	658	-
EBITDA	8,432	11,856	9,870	22,459
Net gain on disposition of assets	(4,852)	(8,856)	(4,849)	(12,904)
Net loss on disposition of assets from JV	2	-	3	-
Impairment loss, net	479	121	750	914
Net gain on derivatives and convertible debt	(227)	(162)	(402)	(6,279)
Net loss on derivative from JV	2	-	2	-
Stock-based compensation and LTIP expense	80	70	157	139
Acquisition and terminated transactions expense	215	53	717	147
Equity transactions expense	-	-	343	-
Adjusted EBITDA	4,131	3,082	6,591	4,476
General and administrative expense, excluding stock comp and LTIP expense	1,431	1,207	2,846	2,586
Other expense (income), net	39	(23)	40	(2)
Unallocated hotel and property operations expense	65	162	197	278
Hotel EBITDA	$5,666	$4,428	$9,674	$7,338

Revenue	$14,252	$14,155	$24,613	$26,664
JV revenue	1,851	-	4,840	-
Condor and JV revenue	$16,103	$14,155	$29,453	$26,664
Hotel EBITDA as a percentage of revenue	35.2%	31.3%	32.8%	27.5%

Liquidity, Capital Resources, and Equity Transactions

Liquidity Requirements

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our credit facility, and the release of restricted cash upon the satisfaction of usage requirements.  At June 30, 2017, the Company had $5.9 million of cash and cash equivalents on hand and $19.0 million of unused availability under its credit facility.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code and as required in connection with our Series E Preferred Stock. Prior to the consideration of any asset sales or our ability to refinance debt subsequent to June 30, 2017, contractual principal payments on our debt outstanding, which include only normal amortization, total $1.3 million through September 30, 2018.  We also presently expect to invest approximately $4.0 million to $5.0 million in capital expenditures related to hotel properties we currently own through September 30, 2018.

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

Sources and Uses of Cash

Cash provided by Operating Activities.  Our cash provided by operations was $4.0 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively.  The increase in operating cash flows was the result of an increase in net income, after adjustments for non-cash items, of $0.3 million as well as differences in the changes in operating assets and liabilities between the periods, none of which were individually significant.

Cash provided by (used in) Investing Activities.  Our cash flows from investing activities were ($64.4) million and $24.0 million for the six months ended June 30, 2017 and 2016, respectively.  The decrease in these cash flows in 2017 was primarily the result of increased cash expenditures related to hotel acquisitions totaling $83.6 million and decreased net proceeds from the sale of properties of $5.7 million between the periods.

Cash provided by (used in) Financing Activities.  Our cash flows from financing activities were $58.1 million and ($12.1) million for the six months ended June 30, 2017 and 2016, respectively.  This increase was the result of increased cash flows from equity issuances, which included the issuance of common stock of $45.9 million in the first quarter of 2017 and the net cash flows from preferred stock issuances and redemptions in the first quarter of 2016 of $8.8 million.  Additionally, the Company had increased net cash inflows related to debt activity in the first two quarters of 2017 of $35.8 million resulting from increased debt issuances related to the properties acquired and credit facility during the period, including consideration of the payment of related deferred financing costs and early extinguishment penalties.

Significant Equity Transactions

On February 28, 2017, the holders of the Series D Preferred Stock voluntarily converted their shares into 6,004,957 shares of common stock at $10.40 per share pursuant to the terms of the preferred stock. The terms of the Series D Preferred Stock provided for automatic conversion following certain future common stock offerings, and also provided for potential additional payments to the holders depending on the sales price of common stock in the offerings. As a result of the voluntary conversion, the holders are no longer entitled to the potential payments. To induce the holders of the Series D Preferred Stock to voluntarily convert their shares, the Company issued the holders $9,250 in face value of a new series of preferred stock, the Series E Preferred Stock.

The terms of the Series E Preferred Stock are discussed in Note 10, Preferred Stock, to our consolidated interim financial statements.

Effective on March 15, 2017, the Company effected a reverse stock split of its common stock at a ratio of 1-for-6.5. No fractional shares of common stock were issued as fractional shares were settled in cash.

On March 29, 2017, the Company closed an underwritten public offering of 4,772,500 shares of its common stock, including 622,500 shares issued pursuant to the full exercise of an option to purchase additional shares of common stock granted to the underwriters, at a public offering price per share of $10.50.  Net proceeds, after the payment of related expenses, from this offering totaled  $45.9 million.

Subsequent to the end of the quarter, the Company’s common stock began trading on the NYSE MKT under its current symbol “CDOR” beginning at the open of market trading on July 21, 2017.  The Company’s common stock previously traded on the NASDAQ Stock Market.

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

The original credit agreement provided for a $90.0 million senior secured credit facility and includes an accordion feature that would allow the credit facility to be increased to $400.0 million with additional lender commitments. On May 11, 2017, the Company closed on an increase in the credit facility from $90.0 million to $150.0 million with the credit facility continuing to retain its $400.0 million accordion feature.  Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility. As of the closing date, the collateral pool consisted of 14 hotel properties and total available borrowing capacity under the credit facility was $41.05 million.  At June 30, 2017, following the subsequent purchases and sales of hotels subsequent to March 1, 2017 and the common stock equity raise, the collateral pool consisted of 14 hotel properties and total available borrowing capacity under the credit facility totaled $73.7 million.

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

Upon the closing of the credit facility, $34.25 million was immediately drawn down to repay existing debt and related expenses.  Prior to June 30, 2017, net proceeds from the Company’s hotel sales were used to pay down a total of $17.2 on the credit facility, proceeds from the credit facility totaling $74.8 were used to fund the Company’s acquisitions plus related expenses, and a portion of the proceeds from the Company’s common stock offering totaling $37.0 million was used to pay down the credit facility.

In connection with the acquisition of the Home2 Suites Memphis / Southaven, on April 14, 2017 the Company assumed an existing securitized loan on the property with outstanding principal totaling approximately $9.1 million.  The loan bears interest at a fixed rate of 4.54%, required monthly principal and interest payments of $0.05 million, and matures on August 1, 2024.

Outstanding Debt

At June 30, 2017, we had long-term debt of $93.6 million associated with assets held for use with a weighted average term to maturity of 3.5 years and a weighted average interest rate of 4.02%.  Of this total, at June 30, 2017, $24.7 million was fixed rate debt with a weighted average term to maturity of 5.4 years and a weighted average interest rate of 4.41% and $68.9 million was variable rate debt with a weighted average term to maturity of 2.8 years and a weighted average interest rate of 3.88%. At December 31, 2016, we had long-term debt of $57.4 million associated with assets held for use with a weighted average term to maturity of 2.9 years and a weighted average interest rate of 4.89%. Of this total, at December 31, 2016, $26.1 million was fixed rate debt with a weighted average term to maturity of 2.8 years and a weighted average interest rate of 4.78% and $31.3 million was variable rate debt with a weighted average term to maturity of 2.9 years and a weighted average interest rate of 4.98%.

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

	Held for sale	Held for use	Total
Remainder of 2017	$-	$509	$509
2018	-	1,057	1,057
2019	-	1,105	1,105
2020	445	68,822	69,267
2021	-	13,867	13,867
Thereafter	-	8,258	8,258
Total	$445	$93,618	$94,063

Financial Covenants

The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service and fixed charge coverage, required loan-to-value and leverage ratios, required levels of tangible net worth, and place certain restrictions on dividends.  As of June 30, 2017, we were in compliance with our financial covenants.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of June 30, 2017, we are not in default of any of our loans.

Contractual Obligations

Below is a summary of certain obligations that will require capital as of June 30, 2017 (in thousands):

		Payments due by period
Contractual obligations	Total	Remainder of 2017	2018-2019	2020-2021	After 2022
Long-term debt including interest (1)	$106,806	$2,399	$9,594	$85,574	$9,239
Office leases	484	79	297	108	-
Total contractual obligations	$107,290	$2,478	$9,891	$85,682	$9,239

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at March 31, 2017

Long-term debt and office lease payments above include only amounts related to properties classified as held for use.  Future debt payments, including interest, related to the two held for sale properties that are expected to be sold within the next 12 months of $0.5 million are not included in the table above.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At June 30, 2017, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt and the embedded redemption right in the Series E Preferred Stock that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

The table below provides information about financial instruments that are sensitive to changes in interest rates.  The table presents scheduled maturities, including the amortization of principal and related weighted-average interest rates for the debt maturing in each specified period, excluding $0.4 million of debt related to hotel properties held for sale (dollars in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt	$344	$715	$747	$778	$13,867	$8,258	$24,709
Average fixed interest rate	4.38%	4.38%	4.38%	4.38%	4.33%	4.54%	4.41%
Variable rate debt	$165	$342	$358	$68,044	$-	$-	$68,909
Average variable interest rate	4.46%	4.46%	4.46%	3.87%	-%	-%	3.88%
Total debt	$509	$1,057	$1,105	$68,822	$13,867	$8,258	$93,618
Total average interest rate	4.41%	4.41%	4.41%	3.87%	4.33%	4.54%	4.02%

At June 30, 2017, we have an interest rate cap in place which caps the 30-day LIBOR interest rate on our credit facility (June 30, 2017 balance on the credit facility of $54.8 million) at 2.5%. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

At June 30, 2017, approximately 26.4% of our outstanding debt, excluding debt related to hotel properties held for sale, is subject to fixed interest rates, while 73.6% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at June 30, 2017, if interest rates increased by 1.0% our cash flow related to hotel properties held for use would decrease by approximately $0.7 million per year.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

3.1

Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 24, 2017)

3.2	Articles of Amendment (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 24, 2017)
3.3	Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 28, 2017)
10.1

Hotel Management Agreement dated as of April 14, 2017 between TRS MEM Southcrest, LLC and Vista Host Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (Commission file number 001-34087) dated March 24, 2017).

10.2

Purchase and Sale Agreement dated as of April 29, 2017 between Condor Hospitality Limited Partnership and SI Lake Mary, LP. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated April 29, 2017)

10.3

First Amendment to Credit Agreement dated as of May 11, 2017 among Condor Hospitality Limited Partnership, as Borrower, the Company and the other subsidiary guarantors party thereto, as Guarantors, Keybank National Association and the other lenders party thereto, as Lenders, and Keybank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 11, 2017)

10.4

Hotel Management Agreement dated as of June 19, 2017 between TRS MCO Village, LLC and Peachtree Hospitality Management, LLC. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 19, 2017)

10.5	Form of Director Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 19, 2017)
10.6

Amendment of Employment Agreement dated June 28, 2017 between J. William Blackham and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 28, 2017)

31.1*	Section 302 Certificate of Chief Executive Office
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
August 7, 2017
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

/s/ Jonathan Gantt
Jonathan Gantt
Senior Vice President and Chief Financial Officer