Form 10-Q
period 2017-09-30
CONDOR HOSPITALITY TRUST, INC.
filed 2017-11-06
CIK 929545

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

As of October 31, 2017 there were 11,679,209 shares of common stock, par value $.01 per share, outstanding.

Condor Hospitality Trust, Inc. and Subsidiaries

Table of Contents

PART I.  FINANCIAL INFORMATION

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share data)

	As of
	September 30,	December 31,
	2017	2016

Assets
Investment in hotel properties, net	$208,611	$79,231
Investment in unconsolidated joint venture	8,651	9,036
Cash and cash equivalents	5,161	8,326
Restricted cash, property escrows	5,435	5,350
Accounts receivable, net of allowance for doubtful accounts of $17 and $21	2,265	1,416
Prepaid expenses and other assets	2,475	1,666
Derivative assets, at fair value	340	-
Investment in hotel properties held for sale, net	15,700	35,640
Total Assets	$248,638	$140,665

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$8,649	$4,698
Dividends payable	2,419	1,125
Derivative liabilities, at fair value	-	8
Convertible debt, at fair value	1,038	1,315
Long-term debt, net of deferred financing costs	118,387	47,918
Long-term debt related to hotel properties held for sale, net of deferred financing costs	7,289	14,802
Total Liabilities	137,782	69,866

Equity
Shareholders' Equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series D, 6,700,000 shares authorized, $.01 par value, 6,245,156 shares outstanding, liquidation preference of $63,427	-	61,333
6.25% Series E, 925,000 shares authorized, $.01 par value, 925,000 shares outstanding, liquidation preference of $9,395	10,050	-
Common stock, $.01 par value, 200,000,000 shares authorized; 11,659,467 and 762,590 shares outstanding	116	8
Additional paid-in capital	228,629	118,655
Accumulated deficit	(129,355)	(112,024)
Total Shareholders' Equity	109,440	67,972
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $914 and $2,008	1,416	2,827
Total Equity	110,856	70,799

Total Liabilities and Equity	$248,638	$140,665

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue
Room rentals and other hotel services	$15,562	$13,519	$40,175	$40,177
Operating Expenses
Hotel and property operations	10,269	9,452	27,106	29,052
Depreciation and amortization	1,993	1,398	4,813	4,096
General and administrative	1,702	1,367	4,705	4,092
Acquisition and terminated transactions	453	228	1,170	375
Equity transactions	-	-	343	-
Total operating expenses	14,417	12,445	38,137	37,615
Operating income	1,145	1,074	2,038	2,562
Net gain (loss) on disposition of assets	(46)	3,591	4,803	15,814
Equity in earnings (loss) of joint venture	159	(54)	295	(54)
Net gain on derivatives and convertible debt	14	26	416	6,305
Other income (expense), net	(43)	85	(83)	87
Interest expense	(1,405)	(1,127)	(3,468)	(3,704)
Loss on debt extinguishment	-	(399)	(800)	(1,548)
Impairment loss, net	(848)	(343)	(1,598)	(1,257)
Earnings (loss) from continuing operations before income taxes	(1,024)	2,853	1,603	18,205
Income tax expense	15	-	50	-
Earnings (loss) from continuing operations	(1,039)	2,853	1,553	18,205
Gain from discontinued operations, net of tax	-	-	-	678
Net earnings (loss)	(1,039)	2,853	1,553	18,883
(Earnings) loss attributable to noncontrolling interest	7	(61)	(10)	(628)
Net earnings (loss) attributable to controlling interests	(1,032)	2,792	1,543	18,255
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(205)	(976)	(12,079)	(19,773)
Net earnings (loss) attributable to common shareholders	$(1,237)	$1,816	$(10,536)	$(1,518)

Earnings per Share
Continuing operations - Basic	$(0.11)	$2.41	$(1.21)	$(2.86)
Discontinued operations - Basic	-	-	-	0.86
Total - Basic Earnings (Loss) per Share	$(0.11)	$2.41	$(1.21)	$(2.00)

Continuing operations - Diluted	$(0.11)	$0.39	$(1.21)	$(2.86)
Discontinued operations - Diluted	-	-	-	0.86
Total - Diluted Earnings (Loss) per Share	$(0.11)	$0.39	$(1.21)	$(2.00)

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Nine months ended September 30, 2016
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2015	3,803	$38	760	$8	$138,428	$(105,858)	$32,616	$1,879	$34,495
Stock-based compensation	-	-	2	-	100	-	100	-	100
Long-term incentive plan	-	-	-	-	-	-	-	128	128
Common stock dividends declared ($0.26 per share)	-	-	-	-	-	(198)	(198)	-	(198)
Series D Preferred dividends declared	-	-	-	-	-	(2,115)	(2,115)	-	(2,115)
Redemption of Series A and B Preferred	(803)	(8)	-	-	(7,390)	(5,107)	(12,505)	-	(12,505)
Exchange of Series C Preferred and issuance of Series D Preferred	3,245	61,305	-	-	(12,517)	(20,417)	28,371	-	28,371
Net earnings	-	-	-	-	-	18,255	18,255	628	18,883
Balance at September 30, 2016	6,245	$61,335	762	$8	$118,621	$(115,440)	$64,524	$2,635	$67,159

	Nine months ended September 30, 2017
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2016	6,245	$61,333	763	$8	$118,655	$(112,024)	$67,972	$2,827	$70,799
Stock-based compensation	-	-	90	1	579	-	580	-	580
Long-term incentive plan	-	-	-	-	-	-	-	85	85
Conversion of Series D Preferred to common stock and issuance of Series E Preferred	(5,320)	(51,283)	6,005	60	61,273	(11,090)	(1,040)	-	(1,040)
Issuance of common stock	-	-	4,801	47	45,893	-	45,940	-	45,940
Fractional common shares settled in reverse stock split	-	-	-	-	(1)	-	(1)	-	(1)
Issuance of common units	-	-	-	-	-	-	-	435	435
Cancellation of LTIP units	-	-	-	-	1,941	-	1,941	(1,941)	-
Warrant exchange	-	-	-	-	289	-	289	-	289
Series D Preferred dividends declared	-	-	-	-	-	(650)	(650)	-	(650)
Series E Preferred dividends declared	-	-	-	-	-	(339)	(339)	-	(339)
Common stock dividends declared ($0.585 per share)	-	-	-	-	-	(6,795)	(6,795)	-	(6,795)
Net earnings	-	-	-	-	-	1,543	1,543	10	1,553
Balance at September 30, 2017	925	$10,050	11,659	$116	$228,629	$(129,355)	$109,440	$1,416	$110,856

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited – In thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$1,553	$18,883
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	4,813	4,096
Net gain on disposition of assets	(4,803)	(16,495)
Net gain on derivatives and convertible debt	(416)	(6,305)
Equity in (earnings) loss of joint venture	(295)	54
Distributions from cumulative earnings of joint venture	51	-
Amortization of deferred financing costs	726	492
Loss on extinguishment of debt	800	1,548
Impairment loss, net	1,598	1,257
Stock-based compensation and long-term incentive plan expense	665	228
Warrant issuance costs	289	12
Changes in operating assets and liabilities:
Increase in assets	(1,902)	(687)
Increase in liabilities	3,603	1,038
Net cash provided by operating activities	6,682	4,121

Cash flows from investing activities:
Additions to investment in hotel properties	(2,245)	(2,784)
Deposit on hotel property and franchise fees	(475)	(288)
Investment in joint venture	-	(9,280)
Distributions in excess of cumulative earnings from joint venture	628	-
Hotel acquisitions	(122,269)	-
Net proceeds from sale of hotel assets	23,167	33,374
Net change in capital expenditure escrows	863	709
Net cash provided by (used in) investing activities	(100,331)	21,731

Cash flows from financing activities:
Deferred financing costs	(3,611)	(29)
Proceeds from long-term debt	147,500	10,131
Principal payments on long-term debt	(91,091)	(33,264)
Debt early extinguishment penalties	(454)	(1,268)
Proceeds from common stock issuance	45,879	-
Series A and B Preferred Stock redemption, including accumulated dividends	-	(20,167)
Series D Preferred Stock issuance	-	28,884
Series E Preferred Stock issuance costs	(1,190)	-
Cash dividends paid to common shareholders	(4,669)	(49)
Cash dividends paid to preferred shareholders	(1,821)	(3,598)
Other items	(59)	(7)
Net cash provided by (used in) financing activities	90,484	(19,367)

Increase (decrease) in cash and cash equivalents	(3,165)	6,485
Cash and cash equivalents, beginning of period	8,326	4,870
Cash and cash equivalents, end of period	$5,161	$11,355

Supplemental cash flow information:
Interest paid	$2,652	$3,312
Income taxes paid	$88	$-

Schedule of noncash investing and financing activities:
Fair value of CHLP common units issued in acquisitions	$435	$-
In kind dividends deemed on preferred stock	$9,900	$20,218
Debt assumed in acquisition	$9,096	$-

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“CDOR,” “Condor,” or the “Company”) was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. CDOR is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of September 30,  2017, the Company owned 19 hotels in 9 states, including one hotel owned through an 80% interest in an unconsolidated joint venture (the “Atlanta JV”).

Condor, through its wholly owned subsidiary Condor Hospitality REIT Trust, owns a controlling interest in Condor Hospitality Limited Partnership (“CHLP”), for which we serve as general partner.  CHLP, including its various subsidiaries, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of 16 properties held by TRS Leasing, Inc.) and conducts all of its operations. At September 30, 2017, the Company owned 99.3% of the partnership operating units (“partnership units”) of CHLP with the remaining partnership units owned by other limited partners. The Company’s 100% owned E&P Financing Limited Partnership no longer owns any assets or conducts any operations following the sale of its last remaining property in January 2016.

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

Impairment Losses

On an ongoing basis, the Company reviews the carrying value of each held for use hotel to determine if certain circumstances, known as triggering events, exist indicating impairment to the carrying value of the hotel or that depreciation periods should be modified.  These triggering events include a significant change in the cash flows of or a significant adverse change in the business climate for a hotel.  If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on these undiscounted future cash flows. If the investment is not recoverable based on this analysis, an impairment charge will be taken, if necessary, to reduce the carrying value of the hotel to the hotel’s fair value.

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

Income Taxes

The Company qualifies and intends to continue to qualify as a REIT under the applicable provisions of the Internal Revenue Code (the “Code”), as amended.  In general, under such Code provisions, an entity which has made the required election and, in the taxable year, meets certain requirements and distributes to its shareholders at least 90% of its REIT taxable income, will not be subject to federal income tax to the extent of the income currently distributed to shareholders.  A REIT will incur a 100% tax on the net gain derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We do not believe any of our hotels were held primarily for sale in the ordinary course of our trade or business. However, if the IRS would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Taxable income from non-REIT activities managed through the TRS is subject to federal, state, and local income taxes.  We account for the federal income taxes of our TRS using the asset and liability method.  Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of the TRS and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on the consideration of available evidence, including tax planning strategies and projections for future taxable income over the periods in which the remaining deferred tax assets are deductible.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not (defined as a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

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

Our estimates of fair value are determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or valuation techniques may have a material effect on estimated fair value measurements.  We classify assets and liabilities in the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation - Amendments to the Consolidation Analysis, which amends the current consolidation guidance effecting both the VIE and VOE consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The Company adopted this standard on January 1, 2016 and concluded that CHLP meets the criteria to be considered a VIE of which the Company is the primary beneficiary and, accordingly, the Company continues to consolidate CHLP. The Company’s sole significant asset is its investment in CHLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of CHLP. All of the Company’s debt is an obligation of CHLP.  This ASU was also used in the determination of the accounting for the Atlanta JV entered into in August 2016 (see Note 4).

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The original updated accounting guidance was effective for annual and interim reporting periods in fiscal years beginning after December 15, 2016, however, in July 2015, the FASB approved a one year delay of the effective date to fiscal years beginning after December 15, 2017.  As such, the standard will be effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. Based on preliminary assessments, the Company does not expect the adoption of this guidance to materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales, however, our final evaluation has not been concluded. Our assessment of new disclosure requirements is also ongoing. Furthermore, for real estate sales to third parties, primarily a result of disposition of real estate in exchange for cash with few contingencies, we do not expect the standard to significantly impact the recognition of our accounting for these sales.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires companies to show the changes in the total of cash, cash equivalents, and restricted cash equivalents in the statement of cash flows. This guidance is effective for the Company for years beginning after

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

December 15, 2017, including interim periods within those years. Early adoption is permitted.  The adoption of ASU No. 2016-18 will change the presentation of the statement of cash flows for the Company and we will utilize a retrospective transition method for each period presented within financial statements for periods subsequent to the date of adoption.

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

Liquidity

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our $150,000 secured revolving credit facility (the “credit facility”), and the release of restricted cash upon the satisfaction of usage requirements.  At September 30, 2017, the Company had $5,161 of cash and cash equivalents on hand and $8,309 of unused availability under its credit facility.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code and as required in connection with our Series E Preferred Stock. Prior to the consideration of any asset sales or our ability to refinance debt subsequent to September 30, 2017, contractual principal payments on our debt outstanding, which include only normal amortization, total $1,298 through December 31, 2018.  We also presently expect to invest approximately $3,000 to $4,000 in capital expenditures related to hotel properties we currently own through December 31, 2018.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consisted of the following at September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017			December 31, 2016
	Held for sale	Held for use	Total	Held for sale	Held for use	Total
Land	$2,291	$20,216	$22,507	$4,727	$11,685	$16,412
Buildings, improvements, vehicle	16,100	182,861	198,961	40,006	68,677	108,683
Furniture and equipment	4,285	17,620	21,905	9,330	8,011	17,341
Initial franchise fees	165	1,529	1,694	359	503	862
Construction-in-progress	20	208	228	55	31	86
Investment in hotel properties	22,861	222,434	245,295	54,477	88,907	143,384
Less accumulated depreciation	(7,161)	(13,823)	(20,984)	(18,837)	(9,676)	(28,513)
Investment in hotel properties, net	$15,700	$208,611	$224,311	$35,640	$79,231	$114,871

NOTE 3.  ACQUISITION OF HOTEL PROPERTIES

During the nine months ended September 30, 2017, the Company acquired seven wholly owned hotel properties.  The allocation of the purchase price based on fair value, which was determined using Level 3 fair value inputs, was as included in the table below.

	Date of acquisition	Land	Buildings, improvements, and vehicle	Furniture and equipment	Intangible asset	Estimated earn out	Total purchase price	Debt at acquisition (2)	Issuance of CHLP partnership units	Net cash
Home2 Suites	03/24/2017	$905	$14,204	$1,351	$40	$-	$16,500	$16,455	$45	$-
Lexington, KY
Home2 Suites	03/24/2017	1,087	14,345	1,285	33	-	16,750	16,705	45	-
Round Rock, TX
Home2 Suites	03/24/2017	1,519	18,229	1,727	25	-	21,500	21,442	58	-
Tallahassee, FL
Home 2 Suites	04/14/2017	1,311	16,792	897	-	-	19,000	9,096	52	9,852
Southaven, MS
Hampton Inn & Suites	06/19/2017	1,200	16,432	1,773	-	(155) (1)	19,250	19,165	85	-
Lake Mary, FL
Fairfield Inn & Suites	08/31/2017	1,014	14,297	1,089	-	-	16,400	16,336	64	-
EL Paso, TX
Residence Inn	08/31/2017	1,495	19,630	1,275	-	-	22,400	22,314	86	-
Austin, TX
Total		$8,531	$113,929	$9,397	$98	$(155)	$131,800	$121,513	$435 (3)	$9,852

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

(2)

Debt of $9,096 was assumed related to the Home2 Suites Southaven, MS acquisition. The assumed loan bears interest at a fixed rate of 4.54%, requires monthly principal and interest payments of $48, and matures on August 1, 2024.    All other debt was drawn from the credit facility at acquisition.

(3)	Total issuance of 1,940,451 partnership units in CHLP.

During the three and nine months ended September 30, 2017, included in the consolidated statements of operations from the hotels we acquired during the nine months ended September 30, 2017 is revenue totaling $5,723 and $10,352, respectively, and net earnings, excluding the consideration of acquisition costs, totaling $843 and $1,917, respectively.

On July 17, 2017, the Company entered into a hotel purchase agreement to purchase the TownePlace Suites Austin North Tech Ridge, after subsequent amendments, for $19,750.  The closing of this acquisition is subject to customary closing conditions including accuracy of representations and warranties and compliance with covenants and obligations and is expected to occur in the first quarter of 2018.  However, there can be no guarantee that this transaction will close.

The Company had no acquisitions of wholly owned properties during the nine months ended September 30, 2016.

Pro Forma Results

In addition to the seven properties acquired in 2017, the Company also entered into the Atlanta JV which then acquired one hotel in August of 2016 (see Note 4) and the Company acquired one wholly owned property, the Aloft Leawood / Overland Park (Kansas City), for a purchase price of $22,500 on December 14, 2016.  The following condensed pro forma financial data is presented as if all acquisitions completed in 2017 were completed on January 1, 2016 and all acquisitions completed in 2016, including that completed by the Atlanta JV, had been completed on January 1, 2015. Supplemental pro forma earnings were adjusted to exclude all acquisition expenses recognized in the periods presented as if these acquisition costs had been incurred in prior periods but were not adjusted to remove the results of hotels sold during and between the periods.  Results for periods prior to the Company’s ownership are based on information provided by the prior owners, adjusted for differences in interest expense, depreciation expense, and management fees following the Company’s ownership and have not been audited or reviewed by our independent auditors.  All hotels were in operation for all periods presented with the exception of the Residence Inn Austin which opened on August 3, 2016.  The condensed pro forma financial data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2016 or 2015, nor do they purport to represent the results of operations for future periods.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total revenue	$16,813	$21,292	$51,616	$62,627
Operating income	$1,667	$2,826	$6,198	$7,939
Net earnings (loss) attributable to common shareholders	$(1,071)	$2,350	$(8,580)	$105
Net earnings (loss) per share - Basic	$(0.09)	$3.09	$(0.99)	$0.14
Net earnings (loss) per share - Diluted	$(0.09)	$0.49	$(0.99)	$0.08

NOTE 4.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On August 1, 2016, the Company entered into a joint venture, the Atlanta JV, with Three Wall Capital LLC and certain of its affiliates (“TWC”) to acquire an Aloft hotel in downtown Atlanta, Georgia.  The Company accounts for the Atlanta JV under the equity method.  Condor owns 80% of the Atlanta JV with TWC owning the remaining 20%.  The Atlanta JV is comprised of two companies: Spring Street Hotel Property II LLC, of which CHLP

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

indirectly owns an 80% equity interest, and Spring Street Hotel OpCo II LLC, of which our TRS indirectly owns an 80% equity interest.  TWC owns the remaining 20% equity interest in these two companies.

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

The purchase price for the Atlanta Aloft was paid with $9,800 in cash, of which $7,840 was contributed by Condor and $1,960 was contributed by TWC, and $33,750 of proceeds from a term loan secured by the property.  Condor additionally contributed $1,440 and TWC additionally contributed $360 to the Atlanta JV to cover acquisition costs and to provide working capital to the entity.  The term loan, obtained from LoanCore Capital Credit REIT LLC, has an initial term of 24 months with three 12-month extension periods, which may be exercised at the Atlanta JV’s option subject to certain conditions and fees.  The interest rate is a floating rate calculated on the one-month LIBOR plus 5.0%, and as a condition to closing, the Atlanta JV purchased a LIBOR cap of 3.0%.  The current interest rate on the loan is 6.25%.  The loan is non-recourse to the Atlanta JV, subject to specified exceptions.  The loan is also non-recourse to Condor, except for certain customary carve-outs which are guaranteed by the Company.

Under the Atlanta JV agreement, the Atlanta JV is managed by TWC in accordance with business plans and budgets approved by both partners.  Major decisions as detailed in the agreement also require joint approval.  Condor may remove TWC as manager of the Atlanta JV and appoint a new manager only upon the occurrence of certain events.  The Atlanta Aloft hotel is managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC.  The Atlanta JV paid to Boast total management fees of $91 and $273 for the three and nine months ended September 30, 2017, respectively, and $46 for the three and nine months ended September 30, 2016.

Net cash flow from the Atlanta JV is distributed each quarter first with a 10% annual preferred return on capital contributions to Condor, second with a 10% annual preferred return on capital contributions to TWC, and third with any remainder distributed to the partners based on their pro-rata equity ownership. Profits are allocated in the same proportion as net cash flow. Losses are allocated based on pro-rata equity ownership. Cash distributions totaling $280 and $680 were received by the Company from the Atlanta JV in the three and nine months ended September 30, 2017, respectively. The Atlanta JV agreement also includes buy-sell rights for both members (generally after three years of hotel ownership for Condor and after five years for TWC) and Condor has a purchase option for TWC’s Atlanta JV ownership interest exercisable between the third and fifth anniversary of the hotel closing.

The following table represents the total assets, liabilities, and equity, including the Company’s share, of the Atlanta JV as of September 30, 2017 and December 31, 2016:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	As of
	September 30, 2017	December 31, 2016
Investment in hotel properties, net	$48,340	$49,305
Cash and cash equivalents	2,065	1,184
Restricted cash, property escrows	1,083	464
Accounts receivable, prepaid expenses, and other assets	207	320
Total Assets	$51,695	$51,273

Accounts payable, accrued expenses, and other liabilities	$1,366	$633
Land option liability	6,190	6,190
Long-term debt, net of deferred financing costs	33,325	33,155
Total Liabilities	40,881	39,978
Condor equity	8,651	9,036
TWC equity	2,163	2,259
Total Equity	10,814	11,295
Total Liabilities and Equity	$51,695	$51,273

The table below provides the components of net earnings (loss), including the Company’s share of the Atlanta JV, for the three and nine months ending September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue
Room rentals and other hotel services	$3,049	$1,310	$9,099	$1,310
Operating Expenses
Hotel and property operations	1,895	739	5,818	739
Depreciation and amortization	413	118	1,236	118
Acquisition and terminated transactions	-	280	-	280
Total operating expenses	2,308	1,137	7,054	1,137
Operating income	741	173	2,045	173
Net loss on disposition of assets	(1)	(1)	(5)	(1)
Net loss on derivatives	(1)	-	(3)	-
Interest expense	(540)	(239)	(1,668)	(239)
Net earnings (loss)	$199	$(67)	$369	$(67)

Condor allocated earnings (loss)	$159	$(54)	$295	$(54)
TWC allocated earnings (loss)	40	(13)	74	(13)
Net earnings (loss)	$199	$(67)	$369	$(67)

NOTE 5.  DISPOSITIONS OF HOTEL PROPERTIES AND DISCONTINUED OPERATIONS

As of September 30, 2017, the Company had four hotels classified as held for sale.  At June 30, 2017, the Company had two hotels held for sale and during the three months ended September 30, 2017 sold two properties and classified an additional four properties as held for sale.  At December 31, 2016, the Company had seven hotels held for sale and during the nine months ended September 30, 2017 sold seven properties and classified an additional four properties as held for sale.  None of the hotels reclassified as held for sale since the Company’s adoption of ASU 2014-08 on October 1, 2014 represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  As a result, only hotels classified as held for sale prior to October 1, 2014 (excluding those subsequently reclassified as held for use),  the last of which was sold in January 2016, are included

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

in discontinued operations with all other hotels, including those subsequently sold or classified as held for sale, reported in continuing operations.

In the three months ended September 30, 2017 and 2016, the Company sold two and four hotels, respectively, resulting in total gains of $0 and $3,632,  respectively, all of which was included in continuing operations.  In the nine months ended September 30, 2017 and 2016, the Company sold seven and 15 hotels, respectively, resulting in total gains of $5,031 and $16,577,  respectively, of which $5,031 and $15,896, respectively, was included in continuing operations.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of disposal transactions. The following table sets forth the components of discontinued operations for the nine months ended September 30, 2016, all of which was recognized in the first quarter of 2016:

Nine months ended September 30, 2016
Revenue	$6
Hotel and property operations expense	(4)
Net gain on disposition of assets	681
Interest expense	(5)
Gain from discontinued operations, net of tax	$678

Capital expenditures	$-

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

The original credit agreement provided for a $90,000 senior secured credit facility and includes an accordion feature that would allow the credit facility to be increased to $400,000 with additional lender commitments. On May 11, 2017, the Company closed on an increase in the credit facility from $90,000 to $150,000 with the credit facility continuing to retain its $400,000 accordion feature.  Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility. As of the closing date, the collateral pool consisted of 14 hotel properties and total available borrowing capacity under the credit facility was $41,050.  At September 30, 2017, following the purchases and sales of hotels subsequent to March 1, 2017 (see Notes 3 and 5) and the common stock equity raise (see Note 9), the collateral pool consisted of 14 hotel properties and total available borrowing capacity under the  credit facility was $98,170.    At September 30, 2017, $89,861 was outstanding under the credit facility.

The credit facility is guaranteed by the Company and its material subsidiaries that do not have stand-alone financing. Borrowings under the credit facility accrue interest based on a leverage-based pricing grid, at the Company’s option, at either LIBOR plus a spread ranging from 2.25% to 3.00% (depending on leverage) or a base rate plus a spread ranging from 1.25% to 2.00% (depending on leverage). The credit facility matures in March 2020 and has two one-year extension options, subject to certain conditions, including the completion of specific capital achievements. The credit facility contains customary representations and warranties, covenants, and events of default.

Upon the closing of the credit facility, $34,250 was immediately drawn down to repay existing debt and related expenses.  Prior to September 30, 2017, net proceeds from the Company’s hotel sales (see Note 5) were used to pay down a total of $20,639 on the credit facility, proceeds from the credit facility totaling $113,250 were used to fund

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

the Company’s acquisitions plus related expenses (see Note 3), and a portion of the proceeds from the Company’s common stock offering totaling $37,000 (see Note 9) was used to pay down the credit facility.

Long-term debt related to wholly owned properties, including debt related to hotel properties held for sale, consisted of the following loans payable at September 30, 2017 and December 31, 2016:

Lender	Balance at September 30, 2017	Interest rate at September 30, 2017	Maturity	Amortization provision	Properties encumbered at September 30, 2017	Balance at December 31, 2016
Fixed rate debt
Great Western Bank (1)	$14,064	4.33%	12/2021	25 years	1	$14,326
Great Western Bank (1)	1,448	4.33%	12/2021	7 years	-	1,599
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18	9,029	4.54%	08/2024	25 years	1	-
Western Alliance Bank	-	-	-	-	-	4,806
Western Alliance Bank	-	-	-	-	-	2,803
Cantor Commercial Real Estate Lending	-	-	-	-	-	5,713
Morgan Stanley Mortgage Capital Holdings, LLC	-	-	-	-	-	912
Total fixed rate debt	24,541					30,159

Variable rate debt
Western Alliance Bank	4,797	4.55% (2)	11/2020	25 years	1	4,882
Western Alliance Bank	9,695	4.55% (2)	11/2020	25 years	1	9,863
KeyBank credit facility (3)	89,861	3.74% (4)	03/2020	Interest only	14	-
The Huntington National Bank	-	-	-	-	-	7,361
LMREC 2015 - CREI, Inc. (Latitude)	-	-	-	-	-	11,124
Total variable rate debt	104,353				18	33,230

Total long-term debt	$128,894					$63,389
Less: Deferred financing costs	(3,218)					(669)
Total long-term debt, net of deferred financing costs	125,676					62,720
Less: Long-term debt related to hotel properties held for sale, net of deferred financing costs of $233 and $168	(7,289)					(14,802)
Long-term debt related to hotel properties held for use, net of deferred financing costs of $2,985 and $501	$118,387					$47,918

(1) Both loans are collateralized by Aloft Leawood

(2)  90-day LIBOR plus 3.25%

(3) Total unused availability under this credit facility was $8,309 at September 30, 2017; commitment fee on unused facility is 0.20%

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Held for sale	Held for use	Total
Remainder of 2017	$-	$255	$255
2018	-	1,043	1,043
2019	-	1,091	1,091
2020	7,522	96,857	104,379
2021	-	13,868	13,868
Thereafter	-	8,258	8,258
Total	$7,522	$121,372	$128,894

Financial Covenants

The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service and fixed charge coverage, required loan-to-value and leverage ratios, required levels of tangible net worth, and place certain restrictions on dividends.  As of September 30, 2017, we were in compliance with our financial covenants.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of September 30, 2017, we are not in default of any of our loans.

NOTE 7.  CONVERTIBLE DEBT AT FAIR VALUE

As part of an agreement entered into on March 16, 2016 (the “Exchange Agreement”) with Real Estate Strategies, L.P. (“RES”) (see Note 10), the Company issued to RES a Convertible Promissory Note (the “Note”), bearing interest at 6.25% per annum, in the principal amount of $1,012 initially convertible into shares of Series D Preferred Stock, which could be subsequently converted into 97,269 shares of common stock.  Following the conversion of all of the outstanding Series D Preferred Stock into common stock and the issuance of the Series E Preferred Stock on March 1, 2017, the Note was amended to be convertible directly into 97,269 shares of common stock at any time at the option of RES or automatically when the Series E Preferred Stock is required to be converted or is redeemed in whole (see Note 10).  The Note is not convertible to the extent that a conversion would cause RES, together with its affiliates, to beneficially own more than 49% of the voting stock of the Company at the time of the conversion.  Any conversion reduces the principal amount of the Note proportionally.

The Company has made an irrevocable election to record this convertible debt in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of this Note. As such, gains and losses on the Note are included in net gain on derivatives and convertible debt within net earnings each reporting period. Gains (losses) related to this Note were recognized totaling $12 and ($45) during the three months ended September 30, 2017 and 2016, respectively, and $277 and ($224) during the nine months ended September 30, 2017 and 2016, respectively.  The fair value of the Note is determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options. The fair value of the Note on the date of issuance was determined to be equal to its principal amount. Interest expense related to this Note is recorded separately from other changes in its fair value within interest expense each period.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of September  30, 2017:

	Fair value as of September 30, 2017	Unpaid principal balance as of September 30, 2017	Fair value carrying amount over/(under) unpaid principal
6.25% Convertible Debt	$1,038	$1,012	$26

NOTE 8. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At September 30, 2017, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired properties in 2017 and 2016 (see Notes  3 and 4), in the accounting for the Company’s equity transactions that occurred in March 2016 and 2017 (see Note 10),  and in the valuation of the stock-based compensation grants (see Note 12) and impaired hotels during the three and nine months ended September 30, 2017 and 2016.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on expectations of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at September 30, 2017 and December 31, 2016 are as follows:

Associated debt	Type	Terms	Effective date	Maturity date	Notional amount at September 30, 2017	Notional amount at December 31, 2016
Credit facility	Cap	Caps 30-day LIBOR at 2.50%	03/2017	03/2019	$50,000	$-

Huntington	Swap	Swaps 30-day LIBOR + 2.25% for fixed rate of 4.13% cancellable at Company's option anytime after 11/01/2018 without penalty	11/2015	11/2020	$-	$7,361
Latitude	Cap	Caps 30-day LIBOR at 1.0%	03/016	06/2017	$-	$11,124

Additionally, prior to the execution of the Exchange Agreement (see Note 10) on March 16, 2016, which extinguished the instrument, the Company was required to bifurcate and include on the consolidated balance sheet at fair value the embedded conversion option in the 6.25% Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) due to the presence of an antidilution provision that required an adjustment in the common stock conversion price should subsequent issuances of the Company’s common stock be issued below the instrument’s original common stock conversion price.

Similarly, at December 31, 2015, prior to the execution of the Exchange Agreement, the terms of the common stock warrants issued to the holders of the Series C Preferred Stock also included an antidilution provision that required a reduction in the warrant’s exercise price should the conversion price of the Series C Preferred Stock be adjusted due to its antidilution provisions. Accordingly, the warrants did not qualify for equity classification, and, as a result, the fair value of the warrants was shown as a derivative liability on the consolidated balance sheet.  With the execution of the Exchange Agreement, this provision of these warrants was effectively eliminated and the conversion price

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

was locked permanently.  Following this modification of terms, the warrants qualified for equity classification and were reclassified to additional paid-in capital at their fair value of $611 on the date of the modification.

The fair value of these derivative liabilities recognized in connection with the Series C Preferred Stock were determined using the Monte Carlo simulation method. The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimize standard error and is considered a Level 3 fair value measurement.

Included in the Series E Preferred Stock issued on March 1, 2017 is a redemption right that allows the Company to redeem up to a total of 490,250 shares of Series E Preferred Stock for specific percentages of its liquidation preference (see Note 10).  This option requires bifurcation and was determined to be an asset with a fair value on the date of issuance of $150 using a trinomial lattice-based model, considered a Level 3 fair value measurement.

All derivatives recognized by the Company are reported as either derivative assets or liabilities on the consolidated balance sheets and are adjusted to their fair value at each reporting date. All gains and losses on derivative instruments are included in net gain on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the consolidated statements of operations. Net gains of $2 and $71 for the three months ended September 30, 2017 and 2016, respectively, and $139 and $6,529 for the nine months ended September 30, 2017 and 2016, respectively, were recognized related to derivative instruments.

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial assets and (liabilities) carried at fair value and measured on a recurring basis:

	Fair value at
	September 30, 2017	Level 1	Level 2	Level 3
Interest rate derivatives	$3	$-	$3	$-
Series E Preferred embedded redemption option	337	-	-	337
Convertible debt	(1,038)	-	-	(1,038)
Total	$(698)	$-	$3	$(701)

	Fair value at
	December 31, 2016	Level 1	Level 2	Level 3
Interest rate derivatives	$(8)	$-	$(8)	$-
Convertible debt	(1,315)	-	-	(1,315)
Total	$(1,323)	$-	$(8)	$(1,315)

There were no transfers between levels during the three or nine months ended September 30, 2017 or 2016.

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the consolidated statements of operations during the periods:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Three months ended September 30,
	2017			2016
	Series E Preferred embedded redemption option	Convertible debt	Total	Convertible debt
Fair value, beginning of period	$333	$(1,050)	$(717)	$(1,191)
Net gains (losses) recognized in earnings	4	12	16	(45)
Purchase and issuances	-	-	-	-
Sales and settlements	-	-	-	-
Gross transfers into Level 3	-	-	-	-
Gross transfers out of Level 3	-	-	-	-
Fair value, end of period	$337	$(1,038)	$(701)	$(1,236)
			-
Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$4	$12	$16	$(45)

	Nine months ended September 30,
	2017			2016
	Series E Preferred embedded redemption option	Convertible debt	Total	Series C Preferred embedded derivative	RES warrant derivative	Convertible debt	Total
Fair value, beginning of period	$-	$(1,315)	$(1,315)	$(6,271)	$(2,411)	$-	$(8,682)
Net gains (losses) recognized in earnings	187	277	464	4,848	1,800	(224)	6,424
Purchase and issuances	150	-	150	-	-	(1,012)	(1,012)
Sales and settlements	-	-	-	1,423	-	-	1,423
Gross transfers into Level 3	-	-	-	-	-	-	-
Gross transfers out of Level 3	-	-	-	-	611 (1)	-	611
Fair value, end of period	$337	$(1,038)	$(701)	$-	$-	$(1,236)	$(1,236)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$187	$277	$464	$-	$-	$(224)	$(224)

(1)	RES warrants were permanently reclassified to additional paid-in capital as discussed above.

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

	Carrying value as of		Estimated fair value as of
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Held for use	$118,387	$47,918	$118,441	$48,034
Held for sale	7,289	14,802	7,289	15,186
Total	$125,676	$62,720	$125,730	$63,220

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Impaired Hotel Properties

In the performance of impairment analysis for both held for sale and held for use properties, fair value is determined with the assistance of independent real estate brokers and through the use of operating results and revenue multiples based on the Company’s experience with hotel sales as well as available industry information.  For held for sale properties, estimated selling costs are based on our experience with similar asset sales.  These are considered Level 3 measurements. The amount of impairment and recovery of previously recorded impairment recognized in the three and nine months ended September 30, 2017 and 2016 is shown in the tables below:

	Three months ended September 30,
	2017		2016
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Held for sale hotels:
Impairment loss	2	$(895)	-	$-
Sold hotels:
Impairment loss	-	-	3	(343)
Impairment recovery	2	47	-	-
Total net impairment loss:	4	$(848)	3	$(343)

	Nine months ended September 30,
	2017		2016
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Held for sale hotels:
Impairment loss	2	$(895)	-	$-
Sold hotels:
Impairment loss	2	(783)	3	(1,257)
Impairment recovery	2	80	-	-
Total net impairment loss:	6	$(1,598)	3	$(1,257)

NOTE 9.  COMMON STOCK

The Company’s common stock is duly authorized, fully paid, and non-assessable.

On January 24, 2017, the Company exchanged 23,160 warrants (the “New Warrants”) to purchase common stock of the Company for 576,923 warrants (the “Old Warrants”) held by RES. The number of New Warrants issued in exchange for the Old Warrants equaled the number of shares of common stock issuable upon exercise of the Old Warrants pursuant to a cashless exercise provisions of the Old Warrants. The New Warrants were exercisable for 23,160 shares of common stock, had an exercise price of $0.0065 for each common share, and would have expired on January 24, 2019. On the date of the exchange, the New Warrants had a fair value in excess of the Old Warrants of $289, which is reflected as equity transactions expense and an increase in additional paid-in capital as the exchange is assumed to be equivalent to the modification of an equity classified instrument.  The New Warrants were exercised in full on September 28, 2017.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

On March 29, 2017, the Company sold in an underwritten public offering 4,772,500 shares of its common stock, including 622,500 shares issued pursuant to the full exercise of an option to purchase additional shares of common stock granted to the underwriters, at a public offering price per share of $10.50. Net proceeds, after the payment of related expenses, from this offering totaled $45,888.

The Company’s common stock began trading on the NYSE American under its current symbol “CDOR” beginning at the open of market trading on July 21, 2017.  The Company’s common stock previously traded on the NASDAQ Stock Market.

On September 20, 2017, the Company entered into an equity distribution agreement with KeyBanc Capital Markets Inc. and BMO Capital Markets Corp. (collectively, the “Sales Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $50,000, subject to decrease in compliance with General Instruction I.B.6 of Registration Statement on Form S-3, of shares of our common stock pursuant to a prospectus supplement we filed with the Securities and Exchange Commission (“SEC”) through the Sales Agents acting as sales agent and/or principal, through an at-the-market offering program (our “ATM program”). Pursuant to Instruction I.B.6 to Registration Statement on Form S-3, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75,000.  During the three months ended September 30, 2017, we sold 5,950 shares of common stock under the ATM program at an average sales price of $10.50 per share for gross proceeds totaling $62 and net proceeds, after cash commissions of 2% of gross proceeds paid to the Sales Agents, totaling $61.

NOTE 10.  PREFERRED STOCK

On March 16, 2016, the Company entered into a series of agreements providing for:

•	the issuance and sale of the Series D Preferred Stock in a private transaction to SREP III Flight-Investco, L.P. (“SREP”), an affiliate of StepStone Group LP;
•	the exchange of all of the outstanding Series C Preferred Stock for Series D Preferred Stock; and
•	the cash redemption of all of Condor’s outstanding 8% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) and 10% Series B Cumulative Preferred Stock (“Series B Preferred Stock”).

In connection with these transactions, the Company and SREP entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) dated March 16, 2016 pursuant to which Condor issued and sold 3,000,000 shares of Series D Preferred Stock to SREP on the March 16, 2016 for an aggregate purchase price of $30,000. The Stock Purchase Agreement required that $20,147 of the purchase price be deposited into an escrow account for the purpose of effecting the redemption of the Series A Preferred Stock and Series B Preferred Stock and that the remaining amount of the purchase price be delivered to Condor.

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

Pursuant to the Stock Purchase Agreement, on April 15, 2016, Condor redeemed all of the outstanding Series A Preferred Stock and Series B Preferred Stock, in accordance with redemption notices issued on March 16, 2016, as follows:

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

Series C Convertible Preferred Stock

On March 16, 2016, the Series C Preferred Stock was extinguished under the Exchange Agreement discussed above.  Upon this extinguishment, the difference between the recorded value of the Series C Preferred Stock prior to the exchange and the fair value of the consideration received in the exchange, a total of $20,366, was recorded as a reduction of accumulated deficit during the nine months ended September 30, 2016 as the amount is considered a deemed dividend on the Series C Preferred Stock.  Of this amount, $15,874 for the nine months ended September 30, 2016 was recorded as a reduction of net earnings attributable to common shareholders as the portion of this deemed dividend that was in excess of preferred dividends deducted to arrive at net earnings attributable to common shareholders in previous periods.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

As discussed above, on February 28, 2017, the holders of the Series D Preferred Stock voluntarily converted their shares into 6,004,957 shares of common stock pursuant to the terms of the preferred stock.  At the time of conversion, the Series D Preferred Stock holders were issued 925,000 shares of newly created Series E Preferred Stock.

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

The Series E Preferred Stock was determined to have a fair value of $9,900 on the date of issuance as measured using a trinomial lattice-based model.  From this value, the embedded redemption option (see Note 8), which was determined to be an asset with a fair value on the date of issuance of $150 using the same model, was bifurcated and will be accounted for at fair value at each period end.  These are considered Level 3 fair value measurements.  The issuance of the Series E Preferred Stock is considered an inducement to convert the Series D Preferred Stock to common stock and as such, its fair value at issuance, plus related expenses totaling $60 and $1,190 in the three and nine months ended September 30, 2017, respectively, are reflected as a reduction of retained earnings and an increase in dividends declared and undeclared and in kind dividends deemed on preferred stock.

Impact of Preferred Stock on Net Earnings (Loss) Attributable to Common Shareholders

The components of dividends declared and undeclared and in kind dividends deemed on preferred stock are as follows:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Preferred A dividends accrued at stated rate	$-	$-	$-	$222
Preferred A additional deemed dividends upon redemption	-	-	-	652
Preferred B dividends accrued at stated rate	-	-	-	243
Preferred B additional deemed dividends upon redemption	-	-	-	668
Preferred C dividends accrued at stated rate	-	-	-	455
Preferred C additional deemed dividends at exchange	-	-	-	15,419
Preferred D dividends accrued at stated rate	-	976	650	2,114
Preferred D inducement to convert	60	-	11,090	-
Preferred E dividends accrued at stated rate	145	-	339	-
Dividends declared and undeclared and in kind dividends deemed on preferred stock	$205	$976	$12,079	$19,773

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

Our ownership interest in CHLP as of September 30, 2017 was 99.3% and as of December 31, 2016 was 97.8%, which includes consideration of the partnership units of the limited partners as well as the LTIP units. At September 30, 2017 and December 31, 2016,  4,550,242 and 7,872,943 CHLP partnership units owned by minority interest holders were outstanding, respectively, which includes 4,550,242 and 2,609,791 partnership units held by limited partners, respectively, and 5,263,152 LTIP units outstanding at December 31, 2016 that were subsequently cancelled on June 28, 2017 (see Note 12). The combined redemption value for the partnership units and LTIP units was $914 and $2,008 at September 30, 2017 and December 31, 2016, respectively.

Each limited partner of CHLP may, subject to certain limitations, require that CHLP redeem all or a portion of his or her partnership units at any time after a specified period following the date the units were acquired, by delivering a redemption notice to CHLP. When a limited partner tenders partnership units for redemption, the Company can, at its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock at a rate of one share of common stock for each 52 partnership units redeemed or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. No partnership units were redeemed during the three or nine months ended September 30, 2017 or 2016.

NOTE 12.  STOCK-BASED COMPENSATION

The Company previously had in place a 2006 Stock Plan which had been approved by the Company’s shareholders. The 2006 Stock Plan authorized the grant of stock options, stock appreciation rights, restricted stock, and stock bonuses of up to 9,615 shares of common stock. The 2006 Stock Plan expired on December 31, 2015.  As a replacement for the 2006 Stock Plan, the Board of Directors adopted the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 461,538.  As of September 30, 2017, there were 368,794 common shares available for issuance under the 2016 Stock Plan.

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

Service Condition Share Awards

From time to time, the Company awards restricted shares of common stock to employees, officers, and members of the Board of Directors under the 2016 Stock Plan.  These shares generally vest ratably over five years for employees and officers and three years for members of the Board of Directors based on continued service or employment.  Dividends paid on these restricted shares during the vesting period are not forfeited in the event that the shares fail to vest. The following table presents a summary of the service condition unvested share activity for the nine months ended September 30, 2017:

	Shares	Weighted-average grant date fair value
Unvested at December 31, 2016	-	$-
Granted	88,017	$10.60
Vested	-	$-
Forfeited	-	$-
Unvested at September 30, 2017	88,017	$10.60

The fair value of the service condition unvested share awards was determined based on the closing price of the Company’s common stock on the grant date.

Market Based Share Awards

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

The total grant date fair value of this market based share award was $1,305.

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

The fair value of the performance based share awards is based on the closing price of the Company’s common stock on the grant date, discounted for estimated common stock dividends to be declared prior to the shares being issued.  The grant date occurs on an annual basis when budgeted FFO is approved by the Board of Directors.  The total grant date fair value of the 2017 portion of this performance based share award, assuming that 100% of budgeted FFO is achieved, was $191.

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

Investment Committee Share Compensation

Independent directors serving as members of the Investment Committee of the Board of Directors receive their monthly Investment Committee fees in the form of shares of the Company’s common stock. A total of 1,242 and 2,366 shares, respectively, were issued to the independent directors of the Investment Committee from the 2016 Stock Plan during the three and nine months ended September 30, 2017 with respect to these fees.  On July 15, 2016, the Company issued 1,647 shares of common stock from the 2016 Stock Plan to the independent directors of the Investment Committee for their service during the nine months ended September 30, 2016.

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation, including LTIP units, related to employees and directors for the three months ended September 30, 2017 and 2016 was $508 and $89, respectively, and for the nine months ended September 30, 2017 and 2016 was $665 and $228, respectively, all

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

of which is included in general and administrative expense. Total unrecognized compensation cost related to all awards at September 30, 2017 was $1,844, which is expected to be recognized over a weighted-average remaining service period of 2.9 years.

NOTE 13.  INCOME TAXES

We have provided a full valuation allowance against our net deferred tax asset during all periods presented due to the uncertainty of realization resulting from past operating losses which results in no tax expense or benefit for the three and nine months ended September 30, 2017 and 2016 with the exception of alternative minimum tax estimates of $15 and $50 for the three and nine months ended September 30, 2017, respectively, recorded in the TRS as a result of the application of limits on the use of net operating losses under that system of taxation. After consideration of limitations related to a change in control as defined under Code Section 382 (“Section 382”) following the Company’s 2012 transactions with RES (see Note 10), the TRS’s net operating loss carryforward at September 30, 2017 as determined for federal income tax purposes was $1,307. The availability of the loss carryforwards will expire from 2022 through 2035.  The Company is currently in the process of evaluating whether the Company’s 2016 and 2017 equity transactions (see Notes 9 and 10) will require further limitation of the usage of net operating losses generated subsequent to March 2012 under Section 382.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator: Basic (1)
Net earnings (loss) attributable to common shareholders:
Continuing operations	$(1,237)	$1,816	$(10,536)	$(2,173)
Discontinued operations	-	-	-	655
Total Net earnings (loss) attributable to common shareholders	(1,237)	1,816	(10,536)	(1,518)
Less: Allocation to participating securities	(17)	-	(37)	-
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$(1,254)	$1,816	$(10,573)	$(1,518)

Numerator: Diluted (1)
Net earnings (loss) attributable to common shareholders from continuing operations, net of amount allocated to participating securities	$(1,254)	$1,816	$(10,573)	$(2,173)
Dividends on Series D Preferred Stock	-	976	-	-
Interest and fair value adjustment on Convertible Debt	-	61	-	-
Continuing operations - Diluted	(1,254)	2,853	(10,573)	(2,173)
Discontinued operations - Diluted	-	-	-	655
Total Diluted	$(1,254)	$2,853	$(10,573)	$(1,518)

Denominator
Weighted average number of common shares - Basic	11,542,932	761,591	8,705,426	760,620
Unvested restricted stock	-	26	-	-
Series D Preferred Stock	-	6,004,957	-	-
Convertible Debt	-	97,269	-	-
Weighted average number of common shares - Diluted	11,542,932	6,863,843	8,705,426	760,620

Earnings per Share
Continuing operations - Basic	$(0.11)	$2.41	$(1.21)	$(2.86)
Discontinued operations - Basic	-	-	-	0.86
Total - Basic Earnings (Loss) per Share	$(0.11)	$2.41	$(1.21)	$(2.00)

Continuing operations - Diluted	$(0.11)	$0.39	$(1.21)	$(2.86)
Discontinued operations - Diluted	-	-	-	0.86
Total - Diluted Earnings (Loss) per Share	$(0.11)	$0.39	$(1.21)	$(2.00)

(1)	The earnings or loss attributable to noncontrolling interest is allocated between continuing and discontinued operations for the purpose of the EPS calculation.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Outstanding stock options	78	865	345	865
Unvested restricted stock	87,985	-	34,740	115
Warrants - RES	22,657	576,923	71,673	576,923
Warrants - Employees	66,153	66,153	66,153	66,153
Series C Preferred Stock	-	-	-	800,112
Series D Preferred Stock	-	-	1,297,697	4,361,265
Series E Preferred Stock	668,111	-	523,721	-
Convertible debt	97,269	-	97,269	70,644
LTIP partnership units (1)	-	101,213	66,363	101,213
CHLP partnership units (1)	77,907	46,074	65,066	46,074
Total potentially dilutive securities excluded from the denominator	1,020,160	791,228	2,223,027	6,023,364

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

Each of the management companies employed by the TRS at September 30, 2017 receive a base monthly management fee of 3.0% to 3.5% of gross hotel revenue, with incentives for performance, which increase such fee to a maximum of 5.0%.  Base management fees totaled $476 and $434,  respectively, for the three months ended September 30, 2017 and 2016, and $1,240 and $1,285, respectively, for the nine months ended September 30, 2017 and 2016, all of which was included in continuing operations as hotel and property operations expense. Incentive management fees, included in continuing operations in their entirety, totaled $176 and $0, respectively, for the three months ended September 30, 2017 and 2016, and $209 and $21, respectively, for the nine months ended September 30, 2017 and 2016.

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

Franchise Agreements

As of September 30, 2017, 17 of our 18 wholly owned properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue. The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term. Franchise fee expense totaled $1,082 and $856, for the three months ended September 30, 2017 and 2016, respectively, and $2,697 and $2,499, for the nine months ended September 30, 2017 and 2016, respectively, all of which was included in continuing operations as hotel and property operations expense.

Leases

The Company has no land lease agreements in place related to properties owned at September 30, 2017. Land lease expense related to properties previously owned totaled $0 and $31, respectively, for the three months ended September 30, 2017 and 2016,  and $9 and $84, respectively, for the nine months ended September 30, 2017 and 2016, all of which was included in continuing operations as hotel and property operations expense.

The Company entered into three new office lease agreements in 2016, replacing all existing office lease agreements. These leases expire in 2019 through 2021 and have combined rent expense of approximately $157 annually. Office lease expense totaled $39 and $51 in the three months ended September 30, 2017 and 2016, respectively, and $116 and $145 in the nine months ended September 30, 2017 and 2016, respectively, and is included in general and administrative expense.

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

NOTE 16.  SUBSEQUENT EVENTS

On October 4, 2017, the Company refinanced $14,470 of debt outstanding under two variable rate Western Alliance Bank loans and $10,500 of debt outstanding under the credit facility, in total collateralized by three properties, with a mortgage loan from Wells Fargo Bank, National Association (“Wells Fargo”), in the principal amount of $26,500.  The loan requires monthly principal and interest payments based on a 30-year amortization with the principal balance due and payable on November 1, 2022. Subject to the satisfaction of certain conditions, the loan also has two one-year extension options. The loan bears interest at one-month LIBOR plus 2.39%.  At the time of the origination of the loan, the Company also entered into an interest rate swap with Wells Fargo to effectively fix the interest rate of the loan at 4.44%.  The loan is non-recourse to the Company, except for certain customary carve-outs to the general non-recourse liability, which carve-outs are guaranteed by the Company.

Subsequent to September 30, 2017, the Company has sold 15,763 shares of common stock under the ATM program at an average sales price of $10.46 per share for gross proceeds totaling $165 and net proceeds, including cash commission fees paid to the Sales Agents, totaling $162.

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

Background

Condor Hospitality Trust, Inc. (“CDOR,” “Condor,” or the “Company”) was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014.  CDOR is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of September 30, 2017, the Company owned 19 hotels, representing 2,247 rooms, in nine states, including one hotel owned through an 80% interest in an unconsolidated joint venture (“Atlanta JV”).

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (“CHLP”), for which we serve as general partner. As of September 30, 2017, we owned an approximate 99.3% ownership interest in CHLP.  In the future, CHLP may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

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

Overview

During the third quarter of 2017, the Company continued to successfully execute on its stated strategy. Notable accomplishments in the quarter include: (1) delivering 5.5% Revenue per Available Room (“RevPAR”) growth for its new investment platform which outpaced the industry, (2) acquiring two and signing one agreement for Marriot-branded hotels in Texas, and (3) selling two non-core legacy assets, bringing the legacy portfolio down to six assets remaining, with one of these already under contract to be sold. Subsequent to quarter-end, the Company refinanced three new investment platform hotels. The effect of this refinancing was to increase the ratio of fixed rate to total debt and to increase the credit facility availability for future acquisitions.

A more detailed discussion of the aforementioned accomplishments follows:

RevPAR Growth

During the third quarter the new investment platform delivered same-store RevPAR growth of 5.5%, which was comprised of a 4.3% increase in occupancy and a 1.2% increase in average daily rate (“ADR”). This strong outperformance relative to the broader lodging industry is largely due to the successful execution of the Company’s investment strategy. The Company’s new investment portfolio is comprised of young, high-quality assets that are still ramping and gaining market share in secondary markets which the Company believes are the right place to be at this point in the lodging cycle.

Portfolio Activity

The Company’s investment strategy is to assemble a portfolio of premium-branded, select-service hotels in the top 100 Metropolitan Statistical Areas (“MSAs”) with a particular focus on the top 20 to 60 MSAs. Since restarting its portfolio transformation in 2015, the Company has acquired or has under contract 13 high quality select service hotels representing 1,715 rooms in its target markets for a total purchase price of approximately $260.1 million. Additionally, during this time, the Company has sold 49 legacy assets for a total gross sales price of $140.2 million.

Management believes that the ongoing portfolio transformation positions the Company in the right markets with the right asset type in order to outperform at this stage of the lodging cycle and to create additional shareholder value.

Acquisitions

During the third quarter, the Company entered into agreements to purchase three Marriott-branded hotels for $58.6 million.  The portfolio includes the following hotels: the Fairfield Inn & Suites El Paso Airport, the Residence Inn Austin Airport, and the TownePlace Suites Austin North Tech Ridge.  During the quarter, the Company completed the acquisition of two of these hotels for $38.8 million, the Fairfield Inn & Suites El Paso Airport and the Residence Inn Austin Airport. At the time of the closing, the Company executed a management contract with the existing manager, Aimbridge Hospitality.  The Company expects to close on the third asset in the first quarter of 2018 and expects that Aimbridge Hospitality will continue to operate this asset as well.

Dispositions

During the third quarter, the Company sold two legacy hotel assets, the 81-room Quality Inn Morgantown located at 225 Comfort Inn Dr., Morgantown, WV 26508 for $2.6 million and the 176-room Days Inn located at 200 John Wesley Blvd., Bossier City, LA 71112 for $1.4 million.

The Company also announced that it will accelerate the disposition of four additional legacy assets.  As of the date of this document, one of these assets is already under contract for sale with the remaining three actively being marketed.  Post the disposition of these four assets, only two legacy assets will remain.

Balance Sheet and Capital Markets Activity

Subsequent to quarter end, the Company refinanced three new investment platform hotels.  The effect of this refinancing was to increase the ratio of fixed rate to total debt and to increase the credit facility availability for future acquisitions. The refinanced hotels were previously encumbered by floating-rate debt totaling $25.0 million (4.2% weighted average rate), which was refinanced with a $26.5 million mortgage loan from Wells Fargo. The new mortgage loan has an effective fixed rate of 4.44% and matures in five years with two one-year extension options.

During the third quarter, the Company sold 5,950 shares of common stock through our at-the-market offering program (“ATM Program”) at an average sales price of $10.50 per share for gross proceeds totaling approximately $62,500 and net proceeds, including cash commission fees paid to the Sales Agents, totaling approximately $61,200.

Subsequent to September 30, 2017, the Company has sold 15,763 shares of common stock under the ATM program at an average sales price of $10.46 per share for gross proceeds totaling approximately $164,900 and net proceeds, including cash commission fees paid to the Sales Agents, totaling approximately $161,600.

Dividends

On September 21, 2017, the Board of Directors declared a quarterly cash common stock dividend of $0.195 per share for the third quarter of 2017. The common stock dividend represents an annualized yield of approximately 7.5% based on the closing price of the Company’s common shares on September 20, 2017. The third quarter dividend was paid on October 9, 2017 to shareholders of record as of October 2, 2017.

Hotel Property Portfolio and Activity

Hotel Property Portfolio

The following table sets forth certain information with respect to the hotels owned by us as of September 30, 2017:

Brand	City	State	Rooms

New Investment Platform
Hilton Garden Inn	Dowell/Solomons	Maryland	100
SpringHill Suites	San Antonio	Texas	116
Courtyard by Marriott	Jacksonville	Florida	120
Hotel Indigo	College Park	Georgia	142
Aloft	Atlanta (1)	Georgia	254
Aloft	Leawood	Kansas	156
Home2 Suites	Lexington (2)	Kentucky	103
Home2 Suites	Round Rock (2)	Texas	91
Home2 Suites	Tallahassee (2)	Florida	132
Home2 Suites	Southaven (2)	Mississippi	105
Hampton Inn & Suites	Lake Mary (2)	Florida	130
Fairfield Inn & Suites	El Paso (2)	Texas	124
Residence Inn	Austin (2)	Texas	120
			1,693
Legacy Hotels Held for Use
Quality Inn	Solomons	Maryland	59
Super 8	Creston	Iowa	121
			180
Legacy Hotels Held for Sale
Comfort Suites	South Bend	Indiana	135
Comfort Suites	Fort Wayne	Indiana	127
Comfort Inn & Suites	Warsaw	Indiana	71
Supertel Inn	Creston	Iowa	41
			374

		Total Rooms	2,247

(1)	This property is owned through an 80% interest in our unconsolidated Atlanta JV.
(2)	This property was newly acquired in 2017.

All of our properties are encumbered by either our credit facility or by mortgage debt at September 30, 2017.

Acquisitions

In the nine months ended September 30, 2017, the Company acquired seven wholly owned properties, including, on March 24, 2017, the Home2 Suites Lexington University / Medical Center (Kentucky), the Home2 Suites Austin / Round Rock, and the Home 2 Suites Tallahassee State Capitol; on April 14, 2017, the Home2 Suites Memphis / Southaven; on June 19, 2017, the Hampton Inn & Suites Orlando / Lake Mary; and on August 31, 2017, the Fairfield Inn & Suites El Paso Airport and the Residence Inn Austin Airport.  The allocations of purchase price based on fair value were as included in the table below (in thousands).

	Date of acquisition	Land	Buildings, improvements, and vehicle	Furniture and equipment	Intangible asset	Estimated earn out	Total purchase price	Debt at acquisition (2)	Issuance of CHLP partnership units	Net cash
Home2 Suites	03/24/2017	$905	$14,204	$1,351	$40	$-	$16,500	$16,455	$45	$-
Lexington, KY
Home2 Suites	03/24/2017	1,087	14,345	1,285	33	-	16,750	16,705	45	-
Round Rock, TX
Home2 Suites	03/24/2017	1,519	18,229	1,727	25	-	21,500	21,442	58	-
Tallahassee, FL
Home 2 Suites	04/14/2017	1,311	16,792	897	-	-	19,000	9,096	52	9,852
Southaven, MS
Hampton Inn & Suites	06/19/2017	1,200	16,432	1,773	-	(155) (1)	19,250	19,165	85	-
Lake Mary, FL
Fairfield Inn & Suites	08/31/2017	1,014	14,297	1,089	-	-	16,400	16,336	64	-
EL Paso, TX
Residence Inn	08/31/2017	1,495	19,630	1,275	-	-	22,400	22,314	86	-
Austin, TX
Total		$8,531	$113,929	$9,397	$98	$(155)	$131,800	$121,513	$435 (3)	$9,852

(1)

The Lake Mary purchase price is subject to a post-closing adjustment of up to $250 to be paid to the seller if the hotel achieves a stipulated hotel net operating income level in 2017.  This contingent consideration is included in the purchase price allocation at its estimated fair value on the date of the acquisition.

(2)

Debt of $9,096 was assumed related to the Home2 Suites Southaven, MS acquisition. The assumed loan bears interest at a fixed rate of 4.54%, requires monthly principal and interest payments of $48, and matures on August 1, 2024.    All other debt was drawn from the credit facility at acquisition.

(3)	Total issuance of 1,940,451 partnership units in CHLP.

On July 17, 2017, the Company entered into a hotel purchase agreement to purchase the TownePlace Suites Austin North Tech Ridge, after subsequent amendments, for $19.75 million.  The closing of this acquisition is subject to customary closing conditions including accuracy of representations and warranties and compliance with covenants and obligations and is expected to occur in the first quarter of 2018.  However, there can be no guarantee that this transaction will close.

Dispositions

Consistent with our strategic repositioning, the following hotel sales were executed in the nine months ended September 30, 2017:

Date of sale	Location	Brand	Condor lender	Number of rooms	Gross proceeds (in thousands)
03/27/2017	New Castle, PA	Comfort Inn	Credit facility	79	2,500
03/28/2017	Billings, MT	Super 8	Credit facility	106	4,250
04/03/2017	Harlan, KY	Comfort Inn	Unencumbered	61	1,850
04/18/2017	Lafayette, IN	Comfort Suites	Credit facility	62	3,885
05/17/2017	Key Largo, FL	Key West Inn	Credit facility	40	7,600
08/30/2017	Morgantown, WV	Quality Inn	Credit facility	81	2,600
09/13/2017	Bossier City, LA	Days Inn	Credit facility	176	1,400

			Total	605	$24,085

All net proceeds from the hotel dispositions in 2017 to date were used to repay borrowings under the Company’s $150.0 million credit facility with the exception of the net proceeds from the sale of Harlan, which was unencumbered at the time of its sale.

Based on the criteria discussed in the footnotes to the consolidated financial statements, as of September 30, 2017, the Company had four hotels classified as held for sale.  At June 30, 2017, the Company had two hotels held for sale and during the three months ended September 30, 2017 sold two properties and classified an additional four properties as held for sale.  At December 31, 2016, the Company had seven hotels held for sale and during the nine months ended September 30, 2017 sold seven properties and classified an additional four properties as held for sale.  None of the hotels reclassified as held for sale since the Company’s adoption of ASU 2014-08 on October 1, 2014 represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  As a result, only hotels classified as held for sale prior to October 1, 2014 (excluding those subsequently reclassified as held for use), the last of which was sold in January 2016, are included in discontinued operations with all other hotels, including those subsequently sold or classified as held for sale, reported in continuing operations.

Operating Performance Metrics

The following tables present our same-store occupancy,  ADR, and RevPAR for all our hotels owned at September 30, 2017, with the exception of the Residence Inn Austin which was opened on August 3, 2016 (no prior period results available).  Same-store occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented.  Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited or reviewed by our independent auditors.  The performance metrics for the hotel acquired through our Atlanta JV, also presented below, reflect 100% of the operating results of the property, including our interest and the interest of our partner.

	Three months ended September 30,
	2017			2016
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly owned new investment platform properties	81.08%	$114.96	$93.21	77.28%	$113.90	$88.02
Atlanta Aloft JV	77.42%	$142.37	$110.23	76.58%	$138.55	$106.11
Total New investment platform	80.49%	$119.22	$95.96	77.17%	$117.85	$90.94

Legacy hotels held for sale	71.49%	$91.24	$65.23	65.86%	$86.79	$57.16
Legacy hotels held for use	76.22%	$73.19	$55.79	76.22%	$65.88	$50.21
Total Legacy	73.03%	$85.10	$62.15	69.24%	$79.28	$54.89

Total Portfolio	78.55%	$110.94	$87.14	75.10%	$108.58	$81.54

	Nine months ended September 30,
	2017			2016
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly owned new investment platform properties	80.57%	$118.07	$95.13	77.80%	$115.64	$89.97
Atlanta Aloft JV	81.26%	$136.21	$110.69	74.81%	$139.19	$104.13
Total New investment platform	80.68%	$121.02	$97.64	77.32%	$119.32	$92.25

Legacy hotels held for sale	67.87%	$84.31	$57.22	60.71%	$84.52	$51.31
Legacy hotels held for use	75.67%	$69.07	$52.27	68.52%	$65.56	$44.92
Total Legacy	70.42%	$78.97	$55.60	63.26%	$77.82	$49.23

Total Portfolio	78.01%	$111.12	$86.68	73.65%	$110.02	$81.03

In the new investment platform hotels, total RevPAR increased by 5.5% in the third quarter of 2017, driven by increases in both ADR of 1.2% and occupancy of 4.3%.  Within this same portfolio, total RevPAR increased 5.8% in 2017 year-to-date through the third quarter, also driven by both increases in ADR of 1.4% and occupancy of 4.3%.  The largest increases in RevPAR for these hotels in both periods related to the Dowell/Solomons Hilton Garden Inn, the San Antonio SpringHill Suites, the Lexington Home2 Suites, the Tallahassee Home2 Suites, and the Lake Mary Hampton Inn and Suites.  At the Hilton Garden Inn, the RevPAR increase was driven by significantly increased occupancy related to area construction and increased event business following a concerted sales effort.  In the third quarter of 2017 specifically, the ADR at this hotel also increased over the prior year as these occupancy increases were driven by higher rate types of business.  At the SpringHill Suites, the increase was driven both by increased convention business following the completion in the third quarter of 2016 of a significant expansion and renovation of the convention center as well as increased government business following a focused sales effort to increase this sector.  At the Lexington Home2 Suites, the increase was driven by an increased relationship with the University of Kentucky as well as a soft 2016 during a period of absorption of the opening of a new hotel nearby.  At the Tallahassee Home2 Suites, the increase in RevPAR was primarily the result of a changed meeting schedule used by the state legislature (impacting early 2017 results) combined with increased awareness of the property by both area colleges and government travelers and a successful sales effort to increase the extended stay base at the property.  At the Lake Mary Hampton Inn and Suites, 2016 results were impacted by ongoing renovations.  Additionally, this hotel has transitioned out a lower rate piece of group business in recent periods, allowing the property to grow ADR in excess of the market.

In the legacy held for use portfolio of hotels, total RevPAR increased by 11.1% in the third quarter of 2017, driven by an increase in ADR of 11.1%.  Within this same portfolio, total RevPAR increased 16.3% in 2017 year-to-date through the third quarter, driven by increases in both occupancy of 10.4% and ADR of 5.4%.  These increases were driven primarily by the results of the Quality Inn Solomons, which has benefited from the same increase in area construction business discussed above in relation to the Hilton Garden Inn.  Additionally, this hotel has undergone significant renovations that have driven increased leisure business and increased rate in general.

Results of Operations

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016 (in thousands)

	Three months ended September 30,
	2017	2016	Variance
Revenue	$15,562	$13,519	$2,043
Hotel and property operations expense	(10,269)	(9,452)	(817)
Depreciation and amortization expense	(1,993)	(1,398)	(595)
General and administrative expense	(1,702)	(1,367)	(335)
Acquisition and terminated transactions expense	(453)	(228)	(225)
Net gain (loss) on disposition of assets	(46)	3,591	(3,637)
Equity in earnings (loss) of joint venture	159	(54)	213
Net gain on derivatives and convertible debt	14	26	(12)
Other income (expense), net	(43)	85	(128)
Interest expense	(1,405)	(1,127)	(278)
Loss on extinguishment of debt	-	(399)	399
Impairment loss, net	(848)	(343)	(505)
Income tax expense	(15)	-	(15)
Net earnings (loss)	$(1,039)	$2,853	$(3,892)

Revenue

Revenue between the periods increased by a total of $2,043 or 15.1%.  Revenue from properties acquired after the third quarter of 2016 totaled $7,409 during the three months ended September 30, 2017, while revenue decreased between the periods by $5,784 as a result of decreased revenue from held for sale and sold properties.  Revenue related to held for use properties increased in total by $418 as a result of the changes in RevPAR on the new investment platform hotels and legacy held for use hotels discussed above.

Expenses

Hotel and property operations expense increased by $817 primarily as a result of expenses from newly acquired properties of $4,467 which were partially offset by decreased expenses from held for sale and sold properties of $3,998 in the three months ended September 30, 2017.  In total, hotel and operations expenses decreased as a percentage of total revenue to 66.0% from 69.9% for the three months ended September 30, 2017 and 2016, respectively.  This decrease was both a result of increased ADR in our hotel portfolio and because fewer legacy hotels remain in our portfolio and new investment platform hotels have higher operating margins than the hotels that were sold during and between the periods.

Depreciation expense increased by $595 between the periods as a result of an increase in the value of the Company’s held for use hotel property portfolio between the periods (from $117,278 gross investment at September 30, 2016 to $222,434 gross investment at September 30, 2017), largely due to the seven acquisitions made during 2017 to date with values totaling $131,800.  Interest expense also increased by $278 between the periods as a result of increased debt balances (from $64,403 at September 30, 2016 to $128,894 at September 30, 2017) due to the increased size of the Company’s hotel portfolio.  The weighted average interest rate on total debt outstanding decreased significantly between the periods, from 5.38% at September 30, 2016 to 3.96% at September 30, 2017, largely as a result of the lower than historical interest rate obtained on the credit facility refinancing in the first quarter of 2017.

General and administrative expense increased by $335 between the periods largely as a result of increased compensation costs primarily related to stock compensation issued to executive officers in 2017, partially offset by period over period savings on the Company’s Directors and Officers insurance coverage.

Acquisition and terminated transaction costs will fluctuate period to period based on our acquisition activities.  Acquisition costs typically consist of transfer taxes, legal fees, and other costs associated with acquiring a hotel property as well as transactions that were terminated during the year and expense incurred pursuing potential acquisitions.  The increase in these expenses between the periods of $225 was a result of increased acquisition activity in 2017, including the completion of two acquisitions during the third quarter of 2017.

Net Gain (Loss) on Disposition of Assets

In the three months ended September 30, 2017, two hotels were sold with no gains as these hotels had been previously impaired. In the three months ended September 30, 2016, four hotels were sold with gains totaling $3,632.

Loss on Extinguishment of Debt

The loss on the extinguishment of debt that was incurred in the third quarter of 2016 was a result of prepayment penalties upon the disposal of a properties encumbered by the Company’s Morgan Stanley debt.  There were no prepayment penalties incurred in the third quarter of 2017.

Impairment Loss, net

In the three months ended September 30, 2017, we incurred $895 of impairment losses and had $47 of recovery of previously recognized impairment. In the three months ended September 30, 2016, we recognized impairment losses totaling $343.  All impairments recognized in both periods related to hotels held for sale or sold at some point during the periods.

Income Tax Expense

As of September 30, 2017 and 2016 and throughout the three months then ended, a full valuation allowance was recorded against the Company’s net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded in the three months ended September 30, 2017 or 2016 with the exception of $15 recorded in the third quarter of 2017 for alternative minimum tax related to the use of net operating losses during the period.  Management believes the combined federal and state income tax rate for the TRS will be approximately 38% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016 (in thousands)

	Nine months ended September 30,
	2017	2016
	Continuing operations and Total	Continuing operations	Discontinued operations	Total	Continuing operations variance
Revenue	$40,175	$40,177	$6	$40,183	$(2)
Hotel and property operations expense	(27,106)	(29,052)	(4)	(29,056)	1,946
Depreciation and amortization expense	(4,813)	(4,096)	-	(4,096)	(717)
General and administrative expense	(4,705)	(4,092)	-	(4,092)	(613)
Acquisition and terminated transactions expense	(1,170)	(375)	-	(375)	(795)
Equity transactions expense	(343)	-	-	-	(343)
Net gain on disposition of assets	4,803	15,814	681	16,495	(11,011)
Equity in earnings (loss) of joint venture	295	(54)	-	(54)	349
Net gain on derivatives and convertible debt	416	6,305	-	6,305	(5,889)
Other income (expense), net	(83)	87	-	87	(170)
Interest expense	(3,468)	(3,704)	(5)	(3,709)	236
Loss on extinguishment of debt	(800)	(1,548)	-	(1,548)	748
Impairment loss, net	(1,598)	(1,257)	-	(1,257)	(341)
Income tax expense	(50)	-	-	-	(50)
Net earnings	$1,553	$18,205	$678	$18,883	$(16,652)

Revenue

Revenue from continuing operations between the periods remained approximately stable in total, decreasing by $2.  Revenue from properties acquired after the third quarter of 2016 totaled $15,145 during the nine months ended September 30, 2017 while revenue decreased by $16,198 as a result of decreased revenue from held for sale and sold properties included in continuing operations.  Revenue related to held for use properties increased in total by $1,051 as a result of the changes in RevPAR on the new investment platform and legacy held for use hotels discussed above.

Expenses

Hotel and property operations expense from continuing operations decreased by $1,946, which was driven by decreased expenses from held for sale or sold properties included in continuing operations of $11,938, partially offset by expenses from newly acquired properties of $9,084 in the nine months ended September 30, 2017.  In total, hotel and operations expenses from continuing operations decreased as a percentage of total revenue to 67.5% from 72.3% for the nine months ended September 30, 2017 and 2016, respectively.  This decrease was both a result of increased ADR in our hotel portfolio and because fewer legacy hotels remain in our portfolio and new investment platform hotels have higher operating margins than the hotels that were sold during and between the periods.

Depreciation expense increased by $717 between the periods as a result of an increase in the value of the Company’s held for use hotel property portfolio between the periods as discussed above, largely due to the seven acquisitions made during 2017 to date with values totaling $131,800.  Despite an increase in debt balances between the periods as discussed above, interest expense decreased by $236.  Interest expense was favorably impacted by a decrease in the weighted average interest rate on total debt outstanding between the periods, from 5.38% at September 30, 2016 to 3.96% at September 30, 2017, largely as a result of the lower than historical interest rate obtained on the credit facility refinancing in the first quarter of 2017.

General and administrative expense increased by $613 between the periods largely as a result of increased compensation costs, largely as a result of stock compensation issued to executive officers in 2017, as well as professional fees primarily related to control evaluation procedures undertaken relative to the new management companies engaged by the Company and travel and conference expenses.  These increases were partially offset by period over period savings on the Company’s Directors and Officers insurance coverage.

Acquisition and terminated transaction costs will fluctuate period to period based on our acquisition activities.  Acquisition costs typically consist of transfer taxes, legal fees, and other costs associated with acquiring a hotel property as well as transactions that were terminated during the year and expense incurred pursuing potential acquisitions.  The increase in these expenses between the periods of $795 was a result of increased acquisition activity in 2017, including the completion of seven acquisitions during the first three quarters of the year.

Equity transaction costs totaled $343, all of which was incurred in the first quarter of 2017 as a result of the one-time non-cash expense of $289 associated with the exchange of warrants as well as expenses associated with this transaction.

Net Gain on Disposition of Assets

In the nine months ended September 30, 2017, seven hotels, three of which were sold with gains totaling $5,031 and four of which were sold with no gains as these hotels had been previously impaired. In the nine months ended September 30, 2016, 15 hotels were sold with gains totaling $15,896 included in continuing operations and $681 included in discontinued operations.

Net Gain on Derivatives and Convertible Debt

In the nine months ended September 30, 2017, the Company recognized a net gain on derivatives and convertible debt of $416, including both a gain on convertible debt of $277 and a net gain on derivatives of $139.  In the nine months ended September 30, 2016, the Company recognized a net gain totaling $6,305 primarily as a result of a decrease in the Company’s stock price, which in turn decreased the value assigned to the conversion feature of the Series C Preferred Stock and the outstanding common stock warrants, partially offset by a loss of $224 on the fair value of the convertible debt entered into on March 16, 2016 due to an increase in stock price from the date that note was entered into through September 30, 2016.

Loss on Extinguishment of Debt

The Company incurred a loss on the extinguishment of debt of $800 in the first quarter of 2017 as a result of the refinancing of a significant portion of the Company’s existing debt with the credit facility during the period.  The loss on the extinguishment of debt that was incurred in the first three quarters of 2016 was a result of prepayment penalties upon the disposal of a properties encumbered by the Company’s Morgan Stanley debt.

Impairment Loss, net

In the nine months ended September 30, 2017, we incurred $1,678 of impairment losses and $80 of recovery of previously recognized impairment.  In the nine months ended September 30, 2016, we recognized impairment losses totaling $1,257.  All impairments recognized in both periods related to hotels held for sale or sold at some point during the periods.

Income Tax Expense

As of September 30, 2017 and 2016 and throughout the nine months then ended, a full valuation allowance was recorded against the Company’s net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded in the nine months ended September 30, 2017 or 2016 with the exception of $50 recorded in the first three quarters of 2017 for alternative minimum tax related to the use of net operating losses during the period.  Management believes the combined federal and state income tax rate for the TRS will be approximately 38% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

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

Funds from Operations (“FFO”) & Adjusted FFO (“AFFO”)

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net earnings or loss computed in accordance with GAAP, excluding gains or losses from sales of real estate assets, impairment, and the depreciation and amortization of real estate assets.  FFO is calculated both for the Company in total and as FFO attributable to common shares and partnership units, which is FFO reduced by preferred stock dividends.  AFFO is FFO attributable to common shares and partnership units adjusted to exclude items we do not believe are representative of the results from our core operations, including non-cash gains or losses on derivatives and convertible debt, stock-based compensation expense, amortization of certain fees, losses on debt extinguishment, and in-kind dividends above stated rates, and cash charges for acquisition and equity transaction costs. All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

We consider FFO to be a useful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate assets diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful indication of our performance.  We believe that AFFO provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and FFO, is beneficial to an investor’s understanding of our operating performance.

The following table reconciles net earnings (loss) to FFO and AFFO for the three and nine months ended September 30, 2017 and 2016 (in thousands). All amounts presented include both continuing and discontinued operations as well as our portion of the results of our unconsolidated Atlanta JV.

	Three months ended		Nine months ended
	September 30,		September 30,
Reconciliation of Net earnings (loss) to FFO and AFFO	2017	2016	2017	2016
Net earnings (loss)	$(1,039)	$2,853	$1,553	$18,883
Depreciation and amortization expense	1,993	1,398	4,813	4,096
Depreciation and amortization expense from JV	330	94	988	94
Net (gain) loss on disposition of assets	46	(3,591)	(4,803)	(16,495)
Net loss on disposition of assets from JV	1	1	4	1
Impairment loss, net	848	343	1,598	1,257
FFO	2,179	1,098	4,153	7,836
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(205)	(976)	(12,079)	(19,773)
FFO attributable to common shares and partnership units	1,974	122	(7,926)	(11,937)
Net gain on derivatives and convertible debt	(14)	(26)	(416)	(6,305)
Net loss on derivative from JV	-	-	2	-
Acquisition and terminated transactions expense	453	228	1,170	375
Acquisition and terminated transactions expense from JV	-	224	-	224
Equity transactions expense	-	-	343	-
Loss on debt extinguishment	-	399	800	1,548
Stock-based compensation and LTIP expense	508	89	665	228
Amortization of deferred financing fees	310	143	726	492
Non-recurring dividends above stated rates declared and undeclared and in kind dividends deemed on preferred stock	60	-	11,090	16,739
AFFO attributable to common shares and partnership units	$3,291	$1,179	$6,454	$1,364

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), Adjusted EBITDA, and Hotel EBITDA

We calculate EBITDA and Adjusted EBITDA by adding back to net earnings or loss certain non-operating expenses and certain non-cash charges which are based on historical cost accounting that we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods. In calculating EBITDA, we add back to net earnings or loss interest expense, loss on debt extinguishment, income tax expense, and depreciation and amortization expense. In calculating Adjusted EBITDA, we adjust EBITDA to add back net gain/loss on disposition of assets, acquisition and terminated transactions expense, and equity transactions expense, which are cash charges. We also add back impairment, stock –based compensation expense, and gain/loss on derivatives and convertible debt, which are non-cash charges.  EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table reconciles net earnings (loss) to EBITDA, Adjusted EBITDA, and Hotel EBITDA for the three and nine months ended September 30, 2017 and 2016 (in thousands). All amounts presented include both continuing and discontinued operations as well as our portion of the results of our unconsolidated Atlanta JV.

	Three months ended		Nine months ended
	September 30,		September 30,
Reconciliation of Net earnings (loss) to EBITDA, Adjusted EBITDA, and Hotel EBITDA	2017	2016	2017	2016
Net earnings (loss)	$(1,039)	$2,853	$1,553	$18,883
Interest expense	1,405	1,127	3,468	3,709
Interest expense from JV	432	191	1,334	191
Loss on debt extinguishment	-	399	800	1,548
Income tax expense	15	-	50	-
Depreciation and amortization expense	1,993	1,398	4,813	4,096
Depreciation and amortization expense from JV	330	94	988	94
EBITDA	3,136	6,062	13,006	28,521
Net (gain) loss on disposition of assets	46	(3,591)	(4,803)	(16,495)
Net loss on disposition of assets from JV	1	1	4	1
Impairment loss, net	848	343	1,598	1,257
Net gain on derivatives and convertible debt	(14)	(26)	(416)	(6,305)
Net loss on derivative from JV	-	-	2	-
Stock-based compensation and LTIP expense	508	89	665	228
Acquisition and terminated transactions expense	453	228	1,170	375
Acquisition and terminated transactions expense from JV	-	224	-	224
Equity transactions expense	-	-	343
Adjusted EBITDA	4,978	3,330	11,569	7,806
General and administrative expense, excluding stock compensation and LTIP expense	1,194	1,278	4,040	3,864
Other expense (income), net	43	(85)	83	(87)
Unallocated hotel and property operations expense	111	113	308	391
Hotel EBITDA	$6,326	$4,636	$16,000	$11,974

Revenue	$15,562	$13,519	$40,175	$40,183
JV revenue	2,439	1,048	7,279	1,048
Condor and JV revenue	$18,001	$14,567	$47,454	$41,231
Hotel EBITDA as a percentage of revenue	35.1%	31.8%	33.7%	29.0%

Liquidity, Capital Resources, and Equity Transactions

Liquidity Requirements

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our $150.0 million credit facility and the release of restricted cash upon the satisfaction of usage requirements.  At September 30, 2017, the Company had $5.2 million of cash and cash equivalents on hand and $8.3 million of unused availability under its credit facility.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Internal Revenue Code and as required in connection with our 6.25% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”). Prior to the consideration of any asset sales or our ability to refinance debt subsequent to September 30, 2017, contractual principal payments on our debt outstanding, which include only normal amortization, total $1.3 million through December 31, 2018.  We also presently expect to invest approximately $3.0 million to $4.0 million in capital expenditures related to hotel properties we currently own through December 31, 2018.

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

Sources and Uses of Cash

Cash provided by Operating Activities.  Our cash provided by operations was $6.7 million and $4.1 million for the nine months ended September 30, 2017 and 2016, respectively.  The increase in operating cash flows was the result of an increase in net income, after adjustments for non-cash items, of $1.2 million as well as differences in the changes in operating assets and liabilities between the periods, none of which were individually significant.

Cash provided by (used in) Investing Activities.  Our cash flows from investing activities were ($100.3) million and $21.7 million for the nine months ended September 30, 2017 and 2016, respectively.  The decrease in these cash flows in 2017 was primarily the result of increased cash expenditures related to hotel acquisitions totaling $122.5 million and decreased net proceeds from the sale of properties of $10.2 million between the periods.  These decreases were partially offset by $9.3 million of cash contributed to form the Atlanta JV in the third quarter of 2016.

Cash provided by (used in) Financing Activities.  Our cash flows from financing activities were $90.5 million and ($19.4) million for the nine months ended September 30, 2017 and 2016, respectively.  This increase was the result of increased cash flows from equity issuances, which included the issuance of common stock of $45.9 million in the first quarter of 2017 and the net cash flows from preferred stock issuances and redemptions in the first quarter of 2016 of $8.7 million.  Additionally, the Company had increased net cash inflows related to debt activity in the first three quarters of 2017 of $76.8 million resulting from increased debt issuances related to the properties acquired and credit facility during the period, including consideration of the payment of related deferred financing costs and early extinguishment penalties.

Significant Equity Transactions

On February 28, 2017, the holders of the 6.25% Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) voluntarily converted their shares into 6,004,957 shares of common stock at $10.40 per share pursuant to the terms of the preferred stock. The terms of the Series D Preferred Stock provided for automatic conversion following certain future common stock offerings, and also provided for potential additional payments to the holders depending on the sales price of common stock in the offerings. As a result of the voluntary conversion, the holders are no longer entitled to the potential payments. To induce the holders of the Series D Preferred Stock to voluntarily convert their shares, the Company issued the holders $9,250 in face value of a new series of preferred stock, the Series E Preferred Stock.  The terms of the Series E Preferred Stock are discussed in Note 10, Preferred Stock, to our consolidated interim financial statements.

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

The Company’s common stock began trading on the NYSE American under its current symbol “CDOR” beginning at the open of market trading on July 21, 2017.  The Company’s common stock previously traded on the NASDAQ Stock Market.

On September 20, 2017, the Company entered into an equity distribution agreement with KeyBanc Capital Markets Inc. and BMO Capital Markets Corp. (collectively, the “Sales Agents”), pursuant to which the we may sell, from time to time, up to an aggregate sales price of $50.0 million, subject to decrease in compliance with General Instruction I.B.6 of Registration Statement on Form S-3, of shares of our common stock pursuant to a prospectus supplement we filed with the SEC through the Sales Agents acting as sales agent and/or principal, through our ATM program. Pursuant to Instruction I.B.6 to Registration Statement on Form S-3, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75.0 million.  During the three months ended September 30, 2017, we sold 5,950 shares of common stock under the ATM Program at an average sales price of $10.50 per share for gross proceeds totaling approximately $62,500 and net proceeds, including cash commission fees paid to the Sales Agents, totaling $61,200.  Subsequent to September 30, 2017,  the Company has sold 15,763 shares of common stock under the ATM program at an average sales price of $10.46 per share for gross proceeds totaling approximately $164,900 and net proceeds, including cash commission fees paid to the Sales Agents, totaling approximately $161,600.

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

The original credit agreement provided for a $90.0 million senior secured credit facility and includes an accordion feature that would allow the credit facility to be increased to $400.0 million with additional lender commitments. On May 11, 2017, the Company closed on an increase in the credit facility from $90.0 million to $150.0 million with the credit facility continuing to retain its $400.0 million accordion feature.  Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility. As of the closing date, the collateral pool consisted of 14 hotel properties and total available borrowing capacity under the credit facility was $41.05 million.  At September 30, 2017, following the subsequent purchases and sales of hotels subsequent to March 1, 2017 and the common stock equity raise, the collateral pool consisted of 14 hotel properties and total available borrowing capacity under the credit facility was $98.2 million.  At September 30, 2017, $89.9 million was outstanding under the credit facility.

The credit facility is guaranteed by the Company and its material subsidiaries that do not have stand-alone financing. Borrowings under the credit facility accrue interest based on a leverage-based pricing grid, at the Company’s option, at either LIBOR plus a spread ranging from 2.25% to 3.00% (depending on leverage) or a base rate plus a spread ranging from 1.25% to 2.00% (depending on leverage). The credit facility matures in March 2020 and has two one-year extension options, subject to certain conditions, including the completion of specific capital achievements. The credit facility contains customary representations and warranties, covenants, and events of default.

Upon the closing of the credit facility, $34.25 million was immediately drawn down to repay existing debt and related expenses.  Prior to September 30, 2017, net proceeds from the Company’s hotel sales were used to pay down a total of $20.6 million on the credit facility, proceeds from the credit facility totaling $113.3 million were used to fund the Company’s acquisitions plus related expenses, and a portion of the proceeds from the Company’s common stock offering totaling $37.0 million was used to pay down the credit facility.

In connection with the acquisition of the Home2 Suites Memphis / Southaven, on April 14, 2017 the Company assumed an existing securitized loan on the property with outstanding principal totaling approximately $9.1 million.  The loan bears interest at a fixed rate of 4.54%, required monthly principal and interest payments of $0.05 million, and matures on August 1, 2024.

Subsequent to the end of the first quarter, on October 4, 2017, the Company refinanced $14.5 million of debt outstanding under two variable rate Western Alliance Bank loans and $10.5 million of debt outstanding under the credit facility, in total collateralized by three properties, with a mortgage loan from Wells Fargo Bank, National Association (“Wells Fargo”), in the principal amount of $26.5 million.  The loan requires monthly principal and interest payments based on a 30-year amortization with the principal balance due and payable on November 1, 2022. Subject to the satisfaction of certain conditions, the loan also has two one-year extension options. The loan bears interest at one-month LIBOR plus 2.39%.  At the time of the origination of the loan, the Company also entered into an interest rate swap with Wells Fargo to effectively fix the interest rate of the loan at 4.44%.  The loan is non-recourse to the Company, except for certain customary carve-outs to the general non-recourse liability, which carve-outs are guaranteed by the Company.

Outstanding Debt

At September 30, 2017, we had long-term debt of $121.4 million associated with assets held for use with a weighted average term to maturity of 3.0 years and a weighted average interest rate of 3.97%.  Of this total, at September 30, 2017, $24.6 million was fixed rate debt with a weighted average term to maturity of 5.2 years and a weighted average interest rate of 4.41% and $96.8 million was variable rate debt with a weighted average term to maturity of 2.5 years and a weighted average interest rate of 3.86%. At December 31, 2016, we had long-term debt of $48.4 million associated with assets held for use with a weighted average term to maturity of 3.2 years and a weighted average interest rate of 4.94%. Of this total, at December 31, 2016, $22.5 million was fixed rate debt with a weighted average term to maturity of 3.7 years and a weighted average interest rate of 4.41% and $25.9 million was variable rate debt with a weighted average term to maturity of 2.8 years and a weighted average interest rate of 5.39%.

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

	Held for sale	Held for use	Total
Remainder of 2017	$-	$255	$255
2018	-	1,043	1,043
2019	-	1,091	1,091
2020	7,522	96,857	104,379
2021	-	13,868	13,868
Thereafter	-	8,258	8,258
Total	$7,522	$121,372	$128,894

Financial Covenants

The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service and fixed charge coverage, required loan-to-value and leverage ratios, required levels of tangible net worth, and place certain restrictions on dividends.  As of September 30, 2017, we were in compliance with our financial covenants.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of September 30, 2017, we are not in default of any of our loans.

Contractual Obligations

Below is a summary of certain obligations that will require capital as of September 30, 2017 (in thousands):

		Payments due by period
Contractual obligations	Total	Remainder of 2017	2018-2019	2020-2021	2022 and After
Long-term debt including interest (1)	$136,205	$1,463	$11,704	$113,799	$9,239
Office leases	444	39	297	108	-
Total contractual obligations	$136,649	$1,502	$12,001	$113,907	$9,239

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at September 30, 2017.

Long-term debt and office lease payments above include only amounts related to properties classified as held for use.  Future debt payments, including interest, related to the four held for sale properties that are expected to be sold within the next 12 months of $8.2 million are not included in the table above.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At September 30, 2017, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt and the embedded redemption right in the Series E Preferred Stock that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

The table below provides information about financial instruments that are sensitive to changes in interest rates.  The table presents scheduled maturities, including the amortization of principal and related weighted-average interest rates for the debt maturing in each specified period, excluding $7.5 million of debt related to hotel properties held for sale (dollars in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt	$175	$715	$747	$778	$13,868	$8,258	$24,541
Average fixed interest rate	4.38%	4.38%	4.38%	4.38%	4.33%	4.54%	4.41%
Variable rate debt	$80	$328	$344	$96,079	$-	$-	$96,831
Average variable interest rate	4.55%	4.55%	4.55%	3.85%	-%	-%	3.86%
Total debt	$255	$1,043	$1,091	$96,857	$13,868	$8,258	$121,372
Total average interest rate	4.43%	4.43%	4.43%	3.86%	4.33%	4.54%	3.97%

At September 30, 2017, we have an interest rate cap in place which caps the 30-day LIBOR interest rate on a $50.0 million portion of our credit facility (September 30, 2017 balance on the credit facility of $89.9 million) at 2.5%. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

At September 30, 2017, approximately 20.2% of our outstanding debt, excluding debt related to hotel properties held for sale, is subject to fixed interest rates, while 79.8% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at September 30, 2017, if interest rates increased by 1.0% our cash flow related to hotel properties held for use would decrease by approximately $1.0 million per year.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (a) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures and (b) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2017, Real Estate Strategies L.P. (“RES”) exercised warrants to purchase 23,160 shares of common stock of the Company for an aggregate exercise price of $150. The issuance of shares pursuant to the warrant exercise was conducted in reliance upon an exemption available from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof, as such issuances of securities were not made in a public offering, the Company did not engage in general solicitation or advertising, the shares were not offered to the public in connection with the transaction and RES is an accredited investor.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

1	10
10.1

Purchase and Sale Agreement Fairfield Inn & Suites El Paso Airport dated as of July 17, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (EP), LP (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated July 17, 2017 (001-34087)).

10.2

First Amendment to Purchase and Sale Agreement Fairfield Inn & Suites El Paso Airport dated as of August 31, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (EP), LP (incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K dated August 31, 2017 (001-34087)).

10.3

Purchase and Sale Agreement Residence Inn Austin Airport dated as of July 17, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (AUSAP), LP (incorporated by reference to Exhibit 10.3 filed with the Company’s Form 8-K dated July 17, 2017 (001-34087)).

10.4

First Amendment to Purchase and Sale Agreement Residence Inn Austin Airport dated as of August 31, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (AUSAP), LP (incorporated by reference to Exhibit 10.4 filed with the Company’s Form 8-K dated August 31, 2017 (001-34087)).

10.5

Purchase and Sale Agreement TownePlace Suites Austin North Tech Ridge dated as of July 17, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (AUSN), LP (incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K dated July 17, 2017 (001-34087)).

10.6

First Amendment to Purchase and Sale Agreement TownePlace Suites Austin North Tech Ridge dated as of August 31, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (AUSN), LP (incorporated by reference to Exhibit 10.6 filed with the Company’s Form 8-K dated August 31, 2017 (001-34087)).

10.7

Hotel Management Agreement dated as of August 31, 2017 between TRS ELP Edge, LLC and Pillar Hotels & Resorts, LLC (incorporated by reference to Exhibit 10.7 filed with the Company’s Form 8-K dated August 31, 2017 (001-34087)).

10.8

Hotel Management Agreement dated as of August 31, 2017 between TRS AUS Casey, LLC and Pillar Hotels & Resorts, LLC (incorporated by reference to Exhibit 10.8 filed with the Company’s Form 8-K dated August 31, 2017 (001-34087)).

10.9

Loan Agreement dated as of October 4, 2017 between CDOR Jax Court, LLC, TRS Jax Court, LLC, CDOR Atl Indy, LLC, TRS Atl Indy, LLC, CDOR San Spring, LLC and TRS San Spring, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated October 4, 2017 (001-34087)).

10.10

Guaranty of Recourse Obligations dated as of October 4, 2017 by the Company to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K dated October 4, 2017 (001-34087)).

10.11

Cash Management Agreement dated as of October 4, 2017 by and among Wells Fargo Bank, National Association and CDOR Jax Court, LLC, TRS Jax Court, LLC, CDOR Atl Indy, LLC, TRS Atl Indy, LLC, CDOR San Spring, LLC and TRS San Spring, LLC (incorporated by reference to Exhibit 10.3 filed with the Company’s Form 8-K dated October 4, 2017 (001-34087)).

31.1*	Section 302 Certificate of Chief Executive Office
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
November 6, 2017
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

/s/ Jonathan Gantt
Jonathan Gantt
Senior Vice President and Chief Financial Officer