Form 10-K
period 2017-12-31
CONDOR HOSPITALITY TRUST, INC.
filed 2018-03-19
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________

Commission file number: 001-34087

Condor Hospitality Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	52-1889548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4800 Montgomery Lane Ste. 220, Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

(301)  861-3305

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2017 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $55.7 million based on the price at which the common stock was last sold on that date as reported on the Nasdaq Global Market. At March 13, 2018, there were 11,934,429 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2018 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2017, are incorporated into Part III.

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

PART I

ITEM 1. BUSINESS

References to the “Company”, “we,” “our,” and “us,” refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.

Overview

Condor Hospitality Trust, Inc. was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. Our common stock began  trading on October 30, 1996 and today trades under the symbol “CDOR” on the NYSE American stock exchange.

The Company is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of December 31, 2017, the Company owned 18 hotels, representing 2,176 rooms, in nine states, including one hotel owned through an 80% interest in an unconsolidated joint venture (the “Atlanta JV”).

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (the “operating partnership”), for which we serve as general partner. As of December 31, 2017, we owned an approximate 99.3% ownership interest in the operating partnership.  In the future, the operating partnership may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.  The Company’s 100% owned E&P Financing Limited Partnership no longer owns any assets or conducts any operations following the sale of its last remaining property in January 2016.

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required by the Internal Revenue Service (“IRS”) for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels.  Therefore, the operating partnership and its subsidiaries lease our hotel properties to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc., and its wholly owned subsidiaries (“the TRS”). The TRS in turn engages third-party eligible independent contractors to manage the hotels.  Our independent management companies are not affiliated with us or our management team.  The operating partnership, the TRS, and their respective subsidiaries are consolidated into the Company’s financial statements.

Our significant events for 2017 include:

•

On February 28, 2017, all of the outstanding shares of the Company’s 6.25% Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) were voluntarily converted by the holders into 6,004,957 shares (subject to the reverse split as described below) of common stock and the holders received 925,000 shares of 6.25% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”) in the transaction.

•

On March 1, 2017, the Company entered into a new $90.0 million secured revolving credit facility (the “credit facility”).  On May 12, 2017, the credit facility borrowing capacity was increased to $150.0 million. The credit facility borrowing capacity may be increased up to as much as $400.0 million in the future, subject to certain conditions.

•

On March 15, 2017, the Company executed a 1-for-6.5 reverse stock split.  All share and per share information in this document, including information for periods prior to the stock split, has been adjusted for the stock split as if the stock split occurred on the first day of the periods presented.

•

On March 29, 2017, the Company completed its underwritten public offering of 4,772,500 shares of its common stock, including 622,500 shares issued pursuant to the full exercise of an option to purchase additional shares of common stock granted to the underwriters, at a public offering price per share of $10.50 with net proceeds totaling $45.9 million.  The Company repaid borrowings under its credit facility with the net proceeds, thereby increasing the borrowing availability for future acquisitions.

•

On March 24, 2017, the Company acquired three Home2 Suites properties for a total of $54.75 million, including the Home2 Suites Austin/Round Rock (Texas), the Home2 Suites Lexington University/Medical Center (Kentucky), and the Home2 Suites Tallahassee State Capitol (Florida).

•	On April 14, 2017, the Company acquired the Home2 Suites Memphis Southaven (Mississippi) for $19.0 million.

•	On June 19, 2017, the Company acquired the Hampton Inn & Suites Lake Mary (Florida) for $19.25 million.

•

On July 21, 2017, the Company’s management rang the opening bell of the New York Stock Exchange to celebrate its listing on the NYSE American stock exchange, transferring its listing from the NASDAQ Stock Market.

•

On August 31, 2017, the Company acquired two Marriott-branded hotels for a total of $38.8 million, including the Fairfield Inn & Suites El Paso Airport (Texas) and the Residence Inn Austin Airport (Texas).

•

On October 4, 2017, the Company refinanced floating-rate debt totaling $25.0 million with a $26.5 million mortgage loan which was effectively converted to fixed rate debt with the simultaneous purchase of an interest rate swap.

•

On various dates throughout the year, the Company sold eight legacy hotels for total gross proceeds of $29.1 million and primarily used the net proceeds, after repayment of the underlying loans, to fund acquisitions, to reduce outstanding indebtedness on its credit facility, and for general corporate purposes.

The following events occurred after December 31, 2017, and are discussed in Note 17, Subsequent Events, to the consolidated financial statements presented elsewhere in this Form 10-K.

•	On January 18, 2018, the Company acquired the TownePlace Suites Austin North Tech Ridge (Texas) for $19.75 million.

•	On February 21, 2018, the Company acquired the Home2 Suites Summerville Charleston (South Carolina) for $16.325 million.

•	The Company sold two legacy assets for gross proceeds totaling $8.2 million.

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

We strive to achieve this mission through the disciplined and efficient execution of the following Core Strategies:

•	Acquisition Strategy
•	Disposition Strategy
•	Asset Management Strategy
•	Financing Strategy

We understand that we cannot achieve our mission alone and therefore work with the following independent businesses, who we collectively refer to as Business Partners, in the execution of our mission:

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

Hotels purchased in and since 2012 are referred to throughout as “new investment platform” properties while properties owned prior to 2012 are referred to as “legacy” properties.

Target Property Characteristics

Our target properties are high-quality select-service, limited-service, extended stay, and compact full service hotels located primarily in the top 100 Metropolitan Statistical Areas (“MSAs”), with a focus on the top 21 – 60 MSAs.  From time to time, we may acquire assets outside these target MSAs if we are able to acquire the asset at an attractive valuation and have confidence in the value proposition of the property.  If within a top 25 MSA, the asset will typically be located within an attractive sub- market of the larger MSA.  The hotels we will look to acquire will be franchised under premium flags by brands such as Hilton, Marriott/Starwood, IHG, and Hyatt and operated by third-party management companies.

In 2017, we acquired seven assets that meet our investment criteria: Home2 Suites Lexington, KY, Home2 Suites Austin-Rock Rock, TX, Home2 Suites Tallahassee, FL, Home2 Suites Memphis-Southaven, MS, Hampton Inn & Suites Orlando-Lake Mary, FL, Fairfield Inn & Suites El Paso, TX, and Residence Inn Austin, TX.  Subsequent to the end of 2017,  we completed the acquisition of two additional properties: TownePlace Suites Austin and Home2 Suites Charleston-Summerville.

Investment Criteria

We perform thorough due diligence and utilize extensive research to evaluate any target market or property.  This due diligence and research may include, but is not limited to, analyzing the long-term economic outlook of an MSA, reviewing trends in local lodging demand and supply, assessing property condition and required capital investment, and understanding historical property financial performance.  Specific investment criteria for hotels we are looking to acquire may include but are not limited to hotels that:

•	operate under leading premium franchise brands and possess key attributes such as building design and décor that is consistent with current generation brand standards;
•

are located within the top 100 MSAs, in close proximity to multiple demand drivers, including large corporations, regional hospitals, regional business hubs, recreational travel destinations, significant retail centers, and military installations, among others;

•	are located within markets that have favorable economic, job growth, and demographic factors;
•	have illustrated an ability to generate stabilized and dependable revenue and net operating income;
•

were constructed less than ten years prior to our acquisition or have been recently significantly renovated  to current brand standards, and have significant time (generally ten or more years) remaining on the existing franchise license;

•	have some value-added growth potential through operating efficiencies, institutional asset management, repositioning, renovations, or rebranding;
•	can be acquired at a discount to replacement cost; and/or
•	can be acquired in off-market transactions.

Select-service hotels typically generate most of their revenue from room rentals, have limited food and beverage outlets, contain less meeting space, and require fewer employees than traditional full-service hotels. We believe premium-branded upper-midscale and upscale select-service hotels have the potential to generate attractive risk-adjusted returns relative to other types of hotels due to their ability to achieve Revenue per Available Room (“RevPAR”) levels at or close to those achieved by traditional full-service hotels while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.

Disposition Strategy

Currently we are nearing completion of a nine year process of transitioning our portfolio from economy hotels to high-quality select-service, limited-service, extended stay, and compact full service hotels.  In order to achieve this objective, we have focused on disposing of legacy assets that do not meet the property characteristics and investment criteria discussed above.  Since January 1, 2009 through the date of this document, we have sold 120 hotels, of which 52 have been sold since January 1, 2015.  The value unlocked from asset sales has been and will continue to be redeployed into newer, higher-quality assets meeting the acquisition strategy discussed above.  Just as we carefully evaluate the hotels we plan to acquire, our asset management team has evaluated the timing and composition of the legacy hotels to be disposed of in a manner we believe will maximize returns for our shareholders.  We are committed to a disciplined but timely monetization of the legacy assets in order to achieve the strategic repositioning of the portfolio.  In 2018, we will continue to dispose of assets that do not fit the new strategic vision of our portfolio and have three additional legacy hotels that we consider held for sale at December

31, 2017, two of which have been sold subsequent to December 31, 2017 and the remaining one of which is currently under contract to sell.

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

Financing Strategy

Our financing strategy is to seek to minimize the cost of our capital in order to maximize the returns generated for our shareholders.  We intend to finance our long-term growth with equity capital raises and debt financings that have staggered maturities.  From time to time, when purchasing hotel properties, we may issue limited partnership interests in our operating partnership to third parties as full or partial consideration to sellers.  Currently, our debt includes a revolving line of credit secured by certain hotels and mortgages secured by our hotel properties.  In the future we plan on using the revolving credit facility, term loans, equity issuances, and mortgage debt financings to fund future acquisitions as well as for property redevelopments, return on investment initiatives, and working capital requirements.

Since we are structured as an UPREIT, we may seek to issue limited partnership interest of our operating partnership for raising capital, or when acquiring hotel assets as full or partial consideration to sellers who may desire to take advantage of tax deferral on the sale of a hotel or participate in the income, and potential value appreciation, of our common stock.

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

Our 18  hotels owned at December 31, 2017, including the hotel owned through the Atlanta JV, operate under the following national and independent brands.  Pursuant to our previously discussed strategy, we envision the composition of this brand portfolio to continue to change as we continue to transition the portfolio.

Franchise Brand	Number of Hotels	Number of Rooms
New Investment Platform Properties:
Aloft (1)	2	410
Courtyard by Marriott (1)	1	120
Fairfield Inn & Suites (1)	1	124
Hampton Inn & Suites (2)	1	130
Hilton Garden Inn (2)	1	100
Hotel Indigo (3)	1	142
Home2 Suites (2)	4	431
Residence Inn (1)	1	120
SpringHill Suites (1)	1	116
Legacy Properties:
Super 8 (4)	1	121
Comfort Suites (5) (8)	2	262
Quality Inn (5)	1	59
Supertel Inn (6) (7)*	1	41
Total	18	2,176

(1)	Aloft®, Courtyard by Marriott®, Fairfield Inn & Suites®, Residence Inn®, and Springhill Suites® are registered trademarks of Marriott International
(2)	Hampton Inn®, Hilton Garden Inn®, and Home2 Suites® are registered trademarks of Hilton Hotels Corporation
(3)	Hotel Indigo® is a registered trademark of InterContinental Hotels Group
(4)	Super 8® is a registered trademark of Wyndham Worldwide
(5)	Comfort Suites® and Quality Inn® are registered trademarks of Choice Hotels International, Inc.
(6)	Supertel Inn® is a registered trademark of Condor Hospitality Trust, Inc.
(7)	Asset was disposed of after December 31, 2017
(8)	One asset was disposed of after December 31, 2017 and one asset is currently under contract to be sold
(*)	Independent hotel brands

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

Our 18 hotels owned at December 31, 2017, including the hotel owned through the Atlanta JV, are operated by the following third-party management companies:

Management Company	Number of Hotels	Number of Rooms
Peachtree Hospitality Management, LLC	4	508
Vista Host, Inc.	4	431
Hospitality Management Advisors, Inc.	2	262
Aimbridge Hospitality	2	244
Kinseth Hotel Corporation	2	162
Cherry Cove Hospitality Management, LLC	2	159
Boast Hotel Management Company	1	254
Presidian Hotels	1	156
Total	18	2,176

Seasonality of Hotel Business

Historically, as a result of the geographic areas in which we operate, the operations of our hotels have been seasonal in nature.  Generally, occupancy rates, revenue, and operating income have been greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of our hotels located in Florida, which experience peak demand in the first and fourth quarters of the year.  The results of our new investment platform hotels, because of their locations and chain scale, are less seasonal in nature than our legacy portfolio of assets.

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

Employees

At December 31, 2017, the Company had 14 employees.  The staff at our hotels are employed by our third-party hotel managers.

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

Our ability to execute our business strategy is affected by economic conditions, and we cannot assure you that economic fundamentals will improve or remain stable. The housing market collapse and world events outside our control, such as terrorism, have adversely affected the economy in the recent past.  If events like these reoccur, they may adversely affect the economy in the future.  An economic recession could have a dramatic impact on our financial results. In the event conditions in the economy do not improve or remain stable, our ability to execute our business strategies will be adversely effected, which in turn would adversely affect our ability to make distributions to our stockholders.

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

Our ability to implement our business strategy and grow our business depends upon our senior executive officers’ business contacts and their ability to successfully hire, train, supervise and manage additional personnel. We may not be able to hire and train sufficient personnel or develop management, information and operating systems suitable for our expected growth. If we are unable to manage any future growth effectively, our operating results and financial condition could be adversely affected.

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

Since January 1, 2015 through the date of this document, we have sold 52 hotels and our business strategy includes the disposition of assets.  We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our disposition strategy. In the event that we cannot fully execute our disposition strategy or realize the benefits therefrom, we may not be able to fully execute our growth strategy. There cannot be any assurances that we will sell any hotels, including the hotels currently under contract for sale on the contracted terms or at all as the closing of the sale of such hotels is subject to the satisfaction of customary closing conditions, some of which may not be satisfied.

We may record additional impairment charges on our properties which will negatively impact our results of operations.

We analyze our assets for impairment when events or circumstances occur that indicate an asset’s carrying value may not be recoverable.  For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value.  Our operating results for 2017, 2016, and 2015 include $2.2 million, $1.5 million, and $3.7 million, respectively, of net impairment charges related to our hotels.  Factors, many of which are outside our control, such as increased local competition, age and condition of hotels, and national and local declines in the economy, may result in additional impairment charges, which will negatively affect our results of operations. We can provide no assurance that any impairment loss recognized would not be material to our results of operations.

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

At December 31, 2017, we had long-term debt related to held for use assets of $118.9 million, of which $68.2 million is variable rate debt without an interest rate swap in place that effectively locks its interest rate.  We may enter into new credit facilities or loans where the debt accrues interest at floating rates, or we may refinance debt that currently accrues interest at lower fixed rates.  Higher interest rates could increase our debt service requirements and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future investment opportunities, or other purposes. We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts, or similar agreements—to “hedge” against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

Operating our hotels under franchise agreements could adversely affect distributions to our shareholders.

At December 31, 2017, 17 of our hotels operate under third party franchise agreements and we are subject to the risks of concentrating our hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to any one of our particular brands. Risks associated with our brands could adversely affect our lease revenues and the amounts available for distribution to our shareholders.

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

Although a majority of rooms sold via the Internet are sold through hotel franchisor websites, some of the Company’s hotel rooms are booked through Internet travel intermediaries, including but not limited to Travelocity.com, Expedia.com, and Priceline.com.  These Internet travel intermediaries purchase rooms at a negotiated, net of fees, discount from participating hotels, which typically results in lower room rates than the Company’s franchisor or manager otherwise could have obtained.  Although the Company’s managers and franchisors may have established agreements with many of these intermediaries that limit transaction fees for hotels, there be no assurance that the Company’s managers and franchisors will be able to renegotiate such agreements upon their expirations with terms as favorable as the provisions that exist today.  Moreover, some of these Internet travel intermediaries are attempting to offer hotel guestrooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our hotels are franchised. If the amount of sales made through Internet intermediaries increases significantly, guestroom revenue may flatten or decrease and our profitability may be adversely affected.

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

We intend to maintain comprehensive insurance on each of our hotel properties, including liability, fire, and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that current coverage will continue to be available at reasonable rates. Various types of catastrophic losses, like earthquakes and floods, or losses from foreign or domestic terrorist activities, may not be insurable or may not be economically insurable. Initially, we do not expect to obtain terrorism insurance on our hotel properties because it is costly. Lenders may require such insurance and our failure to obtain such insurance could constitute a default under loan agreements, if required by such agreements. Depending on our access to capital, liquidity and the value of the properties securing the effected loan in relation to the balance of the loan, a default could reduce our net income and limit our ability to obtain future financing.

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

The increasing use by consumers of alternative lodging market places may adversely affect our profitability.

Additional sources of competition, including alternative lodging marketplaces, such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis, may, as they become more accepted, lead to a reduced demand for conventional hotel guest rooms and to an increased supply of lodging alternatives. If the amount of bookings made through the use of alternative lodging market places increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.

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

Our real estate may contain or develop harmful environmental challenges which could lead to liability for adverse health effects and costs of remediating the problem.

The presence or development of significant environmental challenges at any of our properties could require us to undertake a costly program to remediate the environmental challenge, which would reduce our cash available for distribution. In addition, the presence of a significant environmental challenge could expose us to liability from our guests, employees or our management companies and others if property damage or health concerns arise.  Environmental challenges for hotels may include, but is not limited to, mold and bed bugs.

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

Our hotel management agreements require us to bear the operating risks of our hotel properties. Our operating risks include not only changes in hotel revenue and changes in the TRS’s ability to pay the rent due under the leases, but also increased operating expenses, including, among other things:

•	wage and benefits costs;
•	repair and maintenance expenses;
•	energy costs;
•	property taxes;
•	insurance costs; and
•	other operating expenses.

Any decreases in hotel revenue or increases in operating expenses could have a material adverse effect on our earnings and cash flows.

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

RES and its affiliates hold 29% and SREP III Flight-Investco, L.P. (“SREP”) and its affiliates hold 24% of the common stock as of December 31, 2017.  RES and SREP each have a contractual preemptive right, but not the obligation, to purchase up to their pro rata share (based on their ownership on a fully diluted basis) of any equity securities we offer in future offerings on the same terms as other investors.  RES may designate up to four directors, and SREP may designate up to three directors, with the number of directors that each may designate based on their respective voting power. RES and SREP will each have the right to separately designate three directors to our board of directors at the annual meeting of shareholders on May 17, 2018.  Each of RES and SREP in their respective agreements with us has agreed to vote for the election of the incumbent members of the board of directors and their successors nominated by the nominating committee of the board of directors.  As a consequence, the election of the six directors designated by RES and SREP is assured.

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

RES and SREP, our two largest shareholders, own all of the issued and outstanding shares our Series E Preferred Stock.  The Series E Preferred Stock ranks senior to our common stock and any other preferred stock issuances and receives preferential cumulative cash dividends at a rate of 6.25% annually per annum of the $10.00 face value per share. If we fail to pay a dividend, then during the period that dividends are not paid, the dividend rate increases to 9.50%.  Dividends on the Series E Preferred Stock accrue whether or not we have earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared, and whether or not such dividends are prohibited by agreement.

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

A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We undertook specific disposition programs beginning in 2001 (that included the sale of 23 hotels through December 31, 2004) and 2008 (that included the sale of 120 hotels through December 31, 2017). We held the disposed hotels for an average period of 14.3 years and did not acquire the hotels for purposes of resale. We believe that such sales are not prohibited transactions. However, if the IRS would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.

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

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. holders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted law informally known as the Tax Cuts and Jobs Act (“TCJA”), non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate (currently 21%) could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Company headquarters is located in Bethesda,  Maryland, with additional office space in Omaha, Nebraska and Norfolk, Nebraska. The following table sets forth certain information with respect to the hotels owned by us as of December 31, 2017:

New Investment Platform Hotel Portfolio
Hotel Name	City	State	Rooms	Acquisition Date	Purchase Price (in thousands)
Hilton Garden Inn	Dowell/Solomons	MD	100	05/25/2012	$11,500
SpringHill Suites	San Antonio	TX	116	10/01/2015	$17,500
Courtyard by Marriott	Jacksonville	FL	120	10/02/2015	$14,000
Hotel Indigo	College Park	GA	142	10/02/2015	$11,000
Aloft (1)	Atlanta	GA	254	08/22/2016	$43,550
Aloft	Leawood	KS	156	12/14/2016	$22,500
Home2 Suites	Lexington	KY	103	03/24/2017	$16,500
Home2 Suites	Round Rock	TX	91	03/24/2017	$16,750
Home2 Suites	Tallahassee	FL	132	03/24/2017	$21,500
Home2 Suites	Southaven	MS	105	04/14/2017	$19,000
Hampton Inn & Suites	Lake Mary	FL	130	06/19/2017	$19,250
Fairfield Inn & Suites	El Paso	TX	124	08/31/2017	$16,400
Residence Inn	Austin	TX	120	08/31/2017	$22,400
			1,693		$251,850

Legacy Hotel Portfolio
Hotel Name	City	State	Rooms	Acquisition Date	Status as of December 31, 2017 [2]
Super 8 (5)	Creston	IA	121	09/19/1978	Hold
Quality Inn	Solomons	MD	59	06/01/1986	Hold
Comfort Suites (4)	Ft. Wayne	IN	127	11/07/2005	HFS
Comfort Suites (3)	South Bend	IN	135	11/30/2005	HFS
Supertel (3)	Creston	IA	41	06/30/2016	HFS
			483
Total Rooms			2,176

(1)	This property is owned through an 80% interest in our unconsolidated Atlanta JV
(2)	HFS indicates the asset is marketed for sale at December 31, 2017
(3)	Asset was disposed of after December 31, 2017
(4)	Asset is currently under contract to be sold
(5)	Asset considered HFS subsequent to December 31, 2017

All of our properties are encumbered by either our revolving credit agreement or by mortgage debt at December 31, 2017.  Additional property information is found in Item 8 Schedule III of this Annual Report on Form 10-K.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY / RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective on March 15, 2017, the Company effected a reverse stock split of its common stock at a ratio of 1-for-6.5.  No fractional shares of common stock were issued as fractional shares were settled in cash. Share and per share information included below has been adjusted for the stock split as if such stock split occurred on the first day of the periods presented.

The Company’s common stock began trading on the NYSE American under its current symbol “CDOR” at the open of market trading on July 21, 2017.  The Company’s common stock previously traded on the NASDAQ Stock Market under the same symbol.  The closing sales price for the common stock on March 13, 2018 was $10.30 per share.  The table below sets forth the high and low sales prices per share reported by the market on which the common stock was then trading for the periods indicated and cash dividends declared:

	Condor Hospitality Trust, Inc. Common Stock
	High	Low	Dividend
2017
Fourth quarter	$10.52	$9.26	$0.195
Third quarter	$11.19	$8.13	$0.195
Second quarter	$11.25	$10.05	$0.195
First quarter	$15.47	$10.10	$0.195

2016
Fourth quarter	$14.235	$9.945	$0.195
Third quarter	$20.41	$11.05	$0.26*
Second quarter	$16.90	$9.815	$-
First quarter	$14.56	$4.55	$-

*Includes $0.065 per common share declared in July 2016 that the Company considers related to operations in the second quarter of 2016.

Shareholder Information

As of March 13, 2018, the approximate number of holders of record of our common stock was 49.  However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.

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

For income tax purposes, distributions paid per share for the years ended December 31, 2017 and 2016 were characterized as follows:

	For the year ended December 31,
	2017		2016
	Amount	%	Amount	%
Common Shares:
Ordinary income	$0.156000	20%	$0.455000	100%
Capital gain	-	-	-	-
Return of capital	0.624000	80%	-	-
Total	$0.780000	100%	$0.455000	100%

Series C Preferred Stock:
Ordinary income	$-	-	$1.649124	100%
Capital gain	-	-	-	-
Return of capital	-	-	-	-
Total	$-	-	$1.649124	100%

Series D Preferred Stock:
Ordinary income	$0.104160	100%	$0.494792	100%
Capital gain	-	-	-	-
Return of capital	-	-	-	-
Total	$0.104160	100%	$0.494792	100%

Series E Preferred Stock:
Ordinary income	$0.522569	100%	$-	-
Capital gain	-	-	-	-
Return of capital	-	-	-	-
Total	$0.522569	100%	$-	-

The common share distribution declared on December 19, 2017 and paid on January 10, 2018 was treated as a 2018 distribution for tax purposes.  The preferred share distribution declared on December 19, 2017 and paid on January 2, 2018 was treated as a 2017 distribution for tax purposes.  The common and preferred share distributions declared on December 6, 2016 and paid on January 5, 2017 and January 3, 2017, respectively, were treated as 2016 distributions for tax purposes.

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

No dividends on common stock or preferred stock were declared or paid in 2015.

Shares Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 for a description of securities authorized for issuance under our 2016 Stock Plan.

Share Performance

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock for the period December 31, 2012 through December 31, 2017, with the cumulative total return on the SNL Securities Hotel REIT Index, the Russell 2000 Index, and the NYSE Composite Index for the same period. The Company selected two new indices, the NYSE Composite Index and the Russell 2000 Index, to replace the NASDAQ Composite Index, which is also provided in the graph below for comparative purposes, because the Company moved its listing to the NYSE American stock exchange from the NASDAQ Stock Market in 2017. The SNL Hotel REIT Index is comprised of publicly traded REITs that focus on investments in hotel properties.

The comparison assumes a starting investment of $100 on December 31, 2012 in our common stock and in each of the indices shown and assumes that all dividends are reinvested.  The performance graph is not necessarily indicative of future investment performance.

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

	As of and for the years ended December 31,
In thousands, except per share data
	2017	2016	2015	2014	2013

Revenue
Room rentals and other hotel services	$55,453	$50,647	$58,714	$58,799	$55,027
Operating expense
Hotel and property operations	37,134	37,092	43,367	44,391	43,033
Depreciation and amortization	6,898	5,190	5,400	6,437	6,300
General and administrative	6,552	5,792	5,493	4,192	3,923
Acquisitions and terminated transactions	1,250	550	684	-	713
Equity and terminated transactions	343	-	246	76	1,050
Total operating expenses	52,177	48,624	55,190	55,096	55,019
Operating income	3,276	2,023	3,524	3,703	8
Net gain (loss) on disposition of assets	6,807	23,132	4,798	(1)	(47)
Equity in earnings (loss) of joint venture	190	(244)	-	-	-
Net gain (loss) on derivatives and convertible debt	436	6,377	11,578	(14,430)	10,028
Other income (expense), net	(111)	55	114	116	34
Interest expense	(5,174)	(4,710)	(5,522)	(7,116)	(5,620)
Loss on debt extinguishment	(967)	(2,187)	(213)	(158)	(458)
Impairment loss, net	(2,151)	(1,477)	(3,829)	(1,269)	(2,438)
Earnings (loss) from continuing operations before income taxes	2,306	22,969	10,450	(19,155)	1,507
Income tax (expense) benefit	595	(125)	-	-	-
Earnings (loss) from continuing operations	2,901	22,844	10,450	(19,155)	1,507
Gain (loss) from discontinued operations, net of tax	-	678	3,872	2,896	(2,860)
Net earnings (loss)	2,901	23,522	14,322	(16,259)	(1,353)
(Earnings) loss attributable to noncontrolling interest	(20)	(727)	(1,197)	23	2
Net earnings (loss) attributable to controlling interests	2,881	22,795	13,125	(16,236)	(1,351)
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(12,243)	(20,748)	(3,632)	(3,452)	(3,349)
Net earnings (loss) attributable to common shareholders	$(9,362)	$2,047	$9,493	$(19,688)	$(4,700)

Weighted average number of common shares - basic	9,438	761	752	600	445
Weighted average number of common shares - diluted	9,438	5,536	3,575	600	445

Earnings per Share
Continuing operations - Basic	$(1.00)	$1.82	$8.06	$(37.64)	$(4.16)
Discontinued operations - Basic	-	0.85	4.55	4.81	(6.44)
Total - Basic Earnings (Loss) per Share	$(1.00)	$2.67	$12.61	$(32.83)	$(10.60)
Diluted Earnings Per Share (EPS)
Continuing operations - Diluted	$(1.00)	$0.78	$(0.98)	$(37.64)	$(4.16)
Discontinued operations - Diluted	-	0.13	0.98	4.81	(6.44)
Total - Diluted Earnings (Loss) per Share	$(1.00)	$0.91	$-	$(32.83)	$(10.60)
Balance sheet data
Total investment in hotel properties, net	$219,580	$114,871	$130,699	$139,182	$164,356
Cash and cash equivalents	$5,441	$8,326	$4,870	$173	$45
Total assets	$242,980	$140,665	$142,346	$144,820	$169,500
Total debt, net of deferred financing costs, including convertible debt at fair value	$121,650	$64,035	$86,011	$91,063	$115,460
Total equity	$111,814	$70,799	$34,495	$19,092	$32,726

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Condor Hospitality Trust, Inc. is a self-administered REIT for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.    Substantially all of our operations are conducted through Condor Hospitality Limited Partnership, our operating partnership, for which we serve as general partner.  As of December 31, 2017, the Company owned 18 hotels, representing 2,176 rooms, in nine states, including one hotel owned through an 80% interest in an unconsolidated joint venture.

Condor achieved substantial successes in 2017.  The Company’s portfolio of high-quality, select-service assets outperformed both the Company’s peers and industry in 2017.  Additionally, Condor achieved significant accomplishments related to its portfolio composition, equity structure, and debt profile.  The repositioning strategy launched two years ago is substantially complete and we believe Condor is well-positioned to continue to drive outperformance and deliver attractive investor returns.  Significant accomplishments for 2017 are summarized as follows:

Portfolio Outperformance:  The Company’s new investment platform hotels achieved same-store 5.0% RevPAR growth in 2017.  The 5.0% RevPAR growth significantly outperformed both the industry and the Company’s direct public hotel REIT peer group.

Portfolio Composition:  The transition of the portfolio from economy hotels to high-quality, select-service assets is substantially complete.  In 2017, the Company sold eight legacy hotels generating $29.1 million of gross proceeds.  These legacy asset sales were completed in individual transactions at valuations management believes were attractive. The net proceeds from these dispositions were used to repay outstanding indebtedness on the Company’s credit facility, thereby enabling the Company to continue to acquire high-quality, select-service assets.  The Company acquired seven new investment platform assets in 2017 for $131.8 million, including the Fairfield Inn & Suite El Paso Airport (Texas), the Residence Inn Austin Airport (Texas), the Home2 Suites Austin/Round Rock (Texas), the Home2 Suites Lexington University/Medical Center (Kentucky), the Home2 Suites Tallahassee State Capitol (Florida), the Home2 Suites Memphis Southaven (Mississippi), and the Hampton Inn & Suites Lake Mary (Florida).

Additionally, subsequent to the end of the year, the Company sold two legacy assets for proceeds totaling $8.2 million and acquired two additional new investment platform hotels for $36.1 million.  The new additions to the portfolio included the TownePlace Suites Austin North Tech Ridge (Texas) and the Home2 Suites Summerville Charleston (South Carolina).

From the fourth quarter of 2015 to the date of this document, the Company has acquired $276.6 million of acquisitions representing fourteen high-quality, premium-branded, select-serve assets flagged under the leading Marriott, Hilton, and IHG hotel brands.  The Company has only three  legacy assets remaining, with one of these assets under contract for sale at the time of this document.

Equity Structure:  On February 28, 2017, the holders of the Series D Preferred Stock voluntarily converted to common stock.  At the time of conversion, the Series D holders were granted $9.3 million of newly created Series E Preferred Stock.  On March 29, 2017, the Company completed its underwritten public offering of 4,772,500 shares of its common stock, including 622,500 shares issued pursuant to the full exercise of an option to purchase additional shares of common stock granted to the underwriters, at a public offering price per share of $10.50 with net proceeds totaling $45.9 million.  The Company repaid borrowings under its credit facility with the net proceeds, thereby increasing the borrowing availability for future acquisitions.  The Company now has a substantially healthier equity structure that management believes is better positioned to enable the Company to achieve its growth objectives.

Debt Profile: On March 1, 2017, the Company closed a new $90.0 million secured credit facility.   KeyBank and The Huntington National Bank served as the joint lead arrangers for the revolving credit facility.  The new credit facility significantly reduced the Company’s weighted average cost of debt and enabled the refinancing of all 2017 and 2018 maturities.  On May 12, 2017, the credit facility borrowing capacity was increased to $150.0 million.  Management believes the facility closed and upsized in 2017 is a strong indicator of Condor’s credit-worthiness and the confidence of the debt community in the Company’s new strategic direction.

Additionally, on October 4, 2017, the Company refinanced floating-rate debt totaling $25.0 million with a $26.5 million mortgage loan which was effectively converted to fixed rate debt with the simultaneous purchase of an interest rate swap.  This refinancing was completed with a new financing partner, Wells Fargo.

With the aforementioned successes serving as a foundation for future growth, Condor’s management is excited about 2018 and is confident in its ability to achieve the mission of providing attractive total returns in the lodging sector to Condor’s shareholders.

Condor remains cautiously optimistic on the outlook of the hospitality sector in 2018.  The hospitality sector experienced its eighth straight year of positive RevPAR growth in 2017, albeit at a deaccelerated pace compared to previous years.  Most industry forecasts estimate that U.S. RevPAR will continue to grow in 2018 with industry estimates ranging from 2.0% - 3.0%.  Condor management believes the sectors and segments it targets will see growth in excess of these estimates.  While many primary markets have a large influx of new supply, the markets Condor targets continue to experience less aggressive supply growth.  Additionally, the markets Condor targets are less affected, we believe, by alternative lodging platforms like Airbnb. We believe these supply factors, combined with the possibility of continued positive economic growth, should enable our hotels to continue to outperform industry forecasts in 2018.

We believe that the performance of the hotel industry is strongly correlated with the performance of the macro-economy. The equity markets have reached new highs and experienced heightened volatility at the start of 2018.  The fundamentals of the U.S. macroeconomy remain strong.  GDP continues to grow and the United States is experiencing a period of extremely low unemployment.  That being said, the continued threat of terrorism, economic and geopolitical turbulence abroad, and gridlock in the federal government could derail the macro-economy.  Barring any major disruption to the U.S. economy, we expect a continued improvement in lodging fundamentals.  The manner in which the economy continues to grow, if at all, is not predictable and outside of our control.  As a result, there can be no assurances that we will be able to grow our hotel revenue, ADR, occupancy, or RevPAR.  Factors that might contribute to less than anticipated performance are detailed in Item 1A. Risk Factors.  Condor’s management continually monitors the economic environment and works to adjust its strategy to seek to maximize value and returns to shareholders.

Hotel Property Portfolio Activity

Acquisitions

During the year ended December 31, 2017, the Company acquired the following seven wholly owned hotel properties (in thousands):

Hotel	Date of acquisition	Number of rooms	Total purchase price	Debt at acquisition (2)	Issuance of common units (3)	Net cash paid
Home2 Suites	03/24/2017	103	$16,500	$16,455	$45	$-
Lexington, KY
Home2 Suites	03/24/2017	91	16,750	16,705	45	-
Round Rock, TX
Home2 Suites	03/24/2017	132	21,500	21,442	58	-
Tallahassee, FL
Home 2 Suites	04/14/2017	105	19,000	9,096	52	9,852
Southaven, MS
Hampton Inn & Suites	06/19/2017	130	19,250 (1)	19,165	85	-
Lake Mary, FL
Fairfield Inn & Suites	08/31/2017	124	16,400	16,336	64	-
EL Paso, TX
Residence Inn	08/31/2017	120	22,400	22,314	86	-
Austin, TX
Total		805	$131,800	$121,513	$435	$9,852

(1)

The Lake Mary purchase price was subject to a post-closing adjustment of up to $250 to be paid to the seller if the hotel achieved a stipulated hotel net operating income level in 2017. The full amount of $250 was paid to the seller in December of 2017 and is not included in this amount.

(2)

Debt of $9,096 with Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18 was assumed related to the Home2 Suites Southaven, MS acquisition. This loan remains outstanding at December 31, 2017. All other debt was drawn from the credit facility at acquisition.

(3)	Total issuance of 1,940,451 common units.

Additionally, as discussed further in Note 17, Subsequent Events, to the consolidated financial statements presented elsewhere in this Form 10-K,  subsequent to December 31, 2017, the Company closed on the acquisition of two hotels, the 122-room TownePlace Suites Austin North Tech Ridge and the 93-room Home2 Suites Summerville / Charleston.

Dispositions

Pursuant to our disposition strategy, the following hotel sales were completed in 2017:

Date of sale	Location	Brand	Company lender	Number of rooms	Gross proceeds (in thousands)
03/27/2017	New Castle, PA	Comfort Inn	Credit facility	79	$2,500
03/28/2017	Billings, MT	Super 8	Credit facility	106	4,250
04/03/2017	Harlan, KY	Comfort Inn	Unencumbered	61	1,850
04/18/2017	Lafayette, IN	Comfort Suites	Credit facility	62	3,885
05/17/2017	Key Largo, FL	Key West Inn	Credit facility	40	7,600
08/30/2017	Morgantown, WV	Quality Inn	Credit facility	81	2,600
09/13/2017	Bossier City, LA	Days Inn	Credit facility	176	1,400
12/20/2017	Warsaw, IN	Comfort Inn & Suites	Credit facility	71	4,982

			Total	676	$29,067

Net proceeds, after the payment of related expenses, totaled $27.7 million in 2017.  All net proceeds from the hotel dispositions in 2017 were used to repay borrowings under the Company’s $150.0 million credit facility with the exception of the net proceeds from the sale of the Comfort Inn in Harlan, which was unencumbered at the time of its sale.

Additionally, as discussed further in Note 17, Subsequent Events, to the consolidated financial statements presented elsewhere in this Form 10-K,  subsequent to December 31, 2017, the Company closed on the sale of the 41-room Supertel Inn in Creston, Iowa for gross proceeds of $2.1 million and the sale of the 135-room Comfort Suites in South Bend, Indiana for gross proceeds of $6.1 million.

Based on the criteria discussed in the footnotes to the consolidated financial statements, as of December 31, 2017, the Company had three hotels classified as held for sale. At the beginning of 2017, the Company had seven hotels held for sale and during the year classified an additional four hotels as held for sale. Eight of these hotels were sold during 2017.  If a hotel is considered held for sale as of the most recent balance sheet presented or was sold in any period presented, the hotel property and the debt it collateralizes are shown as held for sale in all periods presented.

As discussed in the footnotes to the consolidated financial statements, as of October 1, 2014 we adopted Accounting Standards Update (“ASU”) 2014-08 which changes the criteria for reporting a discontinued operation such that only disposals representing a strategic shift in operations should be presented as discontinued operations subsequent to adoption.  As a result of this adoption, only the operations of hotels meeting the criteria to be considered held for sale prior to October 1, 2014 (excluding those subsequently reclassified as held for use), the last of which was sold in January 2016,  are included in discontinued operations for all periods presented as no individual hotel disposition represents a strategic shift that has (or will have) a major effect on our operations or financial results.

Operating Performance Metrics

The following table presents our comparative same-store occupancy, ADR, and RevPAR for all our hotels owned at December 31, 2017, with the exception of the Austin Residence Inn, which was opened on August 3, 2016 (no prior period results available) for the years ended December 31, 2017 and 2016.  Same-store occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented.  Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited or reviewed by our independent auditors.  The performance metrics for the hotel acquired through 80% ownership of the Atlanta Aloft JV, also presented below, reflect 100% of the operating results of the property, including our interest and the interest of our partner.

	Year ended December 31,
	2017			2016
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly owned new investment platform properties (11 hotels)	80.05%	$117.76	$94.27	77.95%	$115.29	$89.87
Atlanta Aloft JV	76.66%	$137.60	$105.49	72.62%	$137.61	$99.94
Total New investment platform	79.51%	$120.85	$96.08	77.09%	$118.68	$91.49

Legacy hotels held for sale hotels (3 hotels)	62.37%	$84.47	$52.68	61.22%	$83.70	$51.24
Legacy hotels held for use (2 hotels)	72.01%	$68.53	$49.34	70.39%	$64.94	$45.71
Total Legacy	65.97%	$77.96	$51.43	64.65%	$76.06	$49.18

Total Portfolio	76.32%	$112.12	$85.58	74.16%	$109.94	$81.54

Within the new investment platform, total same-store RevPAR increased 5.0% in 2017, also driven by both increases in ADR of 1.8% and occupancy of 3.1%.  The largest increases in RevPAR for these hotels related to the Dowell/Solomons Hilton Garden Inn, the San Antonio SpringHill Suites, the Lexington Home2 Suites, the Tallahassee Home2 Suites, and the Lake Mary Hampton Inn & Suites.  At the Hilton Garden Inn, the RevPAR increase was driven by significantly increased occupancy related to area construction and increased event business following a concerted sales effort.  At the SpringHill Suites, the increase was driven both by increased convention business following the completion in the third quarter of 2016 of a significant expansion and renovation of the convention center as well as increased government business following a focused sales effort to increase this sector.  At the Lexington Home2 Suites, the increase was driven by an increased relationship with the University of Kentucky as well as a soft 2016 during a period of absorption of the opening of a new hotel nearby.  At the

Tallahassee Home2 Suites, the increase in RevPAR was primarily the result of a changed meeting schedule used by the state legislature (impacting early 2017 results) combined with increased awareness of the property by both area colleges and government travelers and a successful sales effort to increase the extended stay base at the property.  At the Lake Mary Hampton Inn & Suites, 2016 results were impacted by ongoing renovations.  Additionally, this hotel has transitioned out a lower rate piece of group business in recent periods, allowing the property to grow ADR in excess of the market.

In the legacy held for use portfolio of hotels, total RevPAR increased by 7.9% in 2017, driven by both an increase in ADR of 5.5% and an increase in occupancy of 2.3%.  These increases were driven primarily by the results of the Quality Inn Solomons, which has benefited from the same increase in area construction business discussed above in relation to the Hilton Garden Inn.  Additionally, this hotel has undergone significant renovations that have driven increased leisure business and increased rate in general.

Comparative statistics for 2016 and 2015 are not presented due to the significant change in the Company’s hotel portfolio in and since 2015 and the age of the Company’s holdings (of the 13 new investment portfolio hotels owned at December 31, 2017, six of those hotels were either opened originally or following a significant renovation subsequent to January 1, 2015).

Results of Operations

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016 (in thousands, except per share amounts)

	Year ended December 31,
	2017	2016
	Continuing operations and Total	Continuing operations	Discontinued operations	Total	Continuing operations variance
Revenue	$55,453	$50,647	6	$50,653	$4,806
Hotel and property operations expense	(37,134)	(37,092)	(4)	(37,096)	(42)
Depreciation and amortization expense	(6,898)	(5,190)	-	(5,190)	(1,708)
General and administrative expense	(6,552)	(5,792)	-	(5,792)	(760)
Acquisition and terminated transactions expense	(1,250)	(550)	-	(550)	(700)
Equity and terminated transactions expense	(343)	-	-	-	(343)
Net gain on disposition of assets	6,807	23,132	681	23,813	(16,325)
Equity in earnings (loss) of joint venture	190	(244)	-	(244)	434
Net gain on derivatives and convertible debt	436	6,377	-	6,377	(5,941)
Other income (expense), net	(111)	55	-	55	(166)
Interest expense	(5,174)	(4,710)	(5)	(4,715)	(464)
Loss on extinguishment of debt	(967)	(2,187)	-	(2,187)	1,220
Impairment loss, net	(2,151)	(1,477)	-	(1,477)	(674)
Income tax benefit (expense)	595	(125)	-	(125)	720
Net earnings	$2,901	$22,844	$678	$23,522	$(19,943)

Revenue

During 2017, revenue from continuing operations increased by $4,806 between the periods.  This increase in revenue was driven by changes in the Company’s portfolio between the periods with revenue from properties acquired in or after 2016 increasing by $23,534 in 2017 while revenue decreased by $19,937 as a result of decreased revenue from held for sale and sold properties included in continuing operations.  The remaining increase in revenue related to held for use properties was the result of the changes in RevPAR on the new investment platform and legacy held for use hotels as discussed above.

Expenses

Hotel and property operations expense from continuing operations in total remained relatively stable between the periods, increasing by $42, driven by declines resulting from sold hotels offset by increases related to newly acquired properties.  In total, hotel and operations expenses from continuing operations decreased as a percentage of total revenue to 67.0% in 2017 from 73.2% in 2016.  This decrease was both a result of increased ADR in our hotel portfolio and because significantly fewer legacy hotels remain in our portfolio and new investment platform properties have higher operating margins than the hotels that were sold during and between the periods.

Depreciation expense increased by $1,708 between the periods as a result of an increase in the gross value of the Company’s held for use hotel property portfolio, largely due to the seven acquisitions made during 2017 with values totaling $131,800.  Similarly, and also driven by an increase in debt balances between the periods resulting primarily from these acquisitions, interest expense increased by $464.  Despite this increase, interest expense was favorably impacted by a decrease in the weighted average interest rate on total debt outstanding between the periods, from 4.86% at December 31, 2016 to 4.50% at December 31, 2017, largely as a result of the lower than historical interest rate obtained on the credit facility refinancing in the first quarter of 2017.

General and administrative expense increased by $760 between the periods largely as a result of increased compensation costs resulting from stock compensation issued to executive officers in 2017, as well as increased travel and conference expenses.  These increases were partially offset by period over period savings on the Company’s Directors and Officers insurance coverage.

Acquisition and terminated transaction costs will fluctuate period to period based on our acquisition activities.  Acquisition costs typically consist of transfer taxes, legal fees, and other costs associated with acquiring a hotel property as well as transactions that were terminated during the year and expense incurred pursuing potential acquisitions.  The increase in these expenses between the periods of $700 was a result of increased acquisition activity in 2017, including the completion of seven acquisitions during the year.

Equity transaction costs totaled $343 in 2017, all of which was incurred in the first quarter of 2017 as a result of the one-time non-cash expense of $289 associated with the exchange of warrants as well as expenses associated with this transaction.

Net Gain on Disposition of Assets

During the year ended December 31, 2017, eight hotels were disposed of, four of which were sold with gains totaling $7,049 and four of which were sold with no gains as these hotels had been previously impaired. During the year ended December 31, 2016, 25 hotels were sold in total, 23 with gains totaling $23,575 included in continuing operations, one with a gain totaling $681 included in discontinued operations, and one with no gain as the hotel had been previously impaired.

Net Gain on Derivatives and Convertible Debt

During the year ended December 31, 2017, the Company recognized a net gain on derivatives and convertible debt of $436, including both a gain on convertible debt of $246 and a net gain on derivatives of $190.  During the year ended December 31, 2016, the Company recognized a net gain totaling $6,377 primarily as a result of a decrease in the Company’s stock price, which in turn decreased the value assigned to the conversion feature of the Series C Preferred Stock and the outstanding common stock warrants, partially offset by a loss of $303 on the fair value of the convertible debt entered into on March 16, 2016 due to an increase in stock price from the date that note was entered into through the end of the year.

Loss on Extinguishment of Debt

The Company incurred a loss on the extinguishment of debt of $967 in 2017 as a result of the refinancing of a significant portion of the Company’s existing debt with the credit facility during the first quarter and the refinancing of two variable rate Western Alliance Bank loans during the fourth quarter of 2017.  The loss on the extinguishment of debt that was incurred in 2016 was a result of prepayment penalties recognized upon the disposal of properties encumbered by the Company’s Morgan Stanley debt during that year.

Impairment Loss, net

During the year ended December 31, 2017, we incurred $2,231 of impairment losses and $80 of recovery of previously recognized impairment.  During the year ended December 31, 2016, we recognized impairment losses totaling $1,477.  All impairments recognized in both periods related to hotels held for sale or sold during the periods.

Income Tax Expense

As of December 31, 2016 and during prior periods, a full valuation allowance was recorded against the Company’s net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded during 2016 with the exception of amounts totaling $125 for alternative minimum tax recorded in 2016 related to the use of net operating losses during the period.  During the fourth quarter of 2017, it was determined by management that a valuation allowance against federal and certain state net deferred tax assets is no longer required as management believes that it is more likely than not that remaining deferred tax assets will be realized.  The release of this valuation allowance, partially offset by the tax impact of the Tax Cuts and Jobs Act which was passed on December 22, 2017 and lowers the value of the deferred tax assets of the Company by way of lowering the corporate tax rate, led to the net tax benefit of $595 recognized during 2017.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015 (in thousands, except per share amounts)

	Year ended December 31,
	2016			2015
	Continuing operations	Discontinued operations	Total	Continuing operations	Discontinued operations	Total	Continuing operations variance
Revenue	$50,647	$6	$50,653	$58,714	$2,923	$61,637	$(8,067)
Hotel and property operations expense	(37,092)	(4)	(37,096)	(43,367)	(1,946)	(45,313)	6,275
Depreciation and amortization expense	(5,190)	-	(5,190)	(5,400)	-	(5,400)	210
General and administrative expense	(5,792)	-	(5,792)	(5,493)	-	(5,493)	(299)
Acquisition and terminated transactions expense	(550)	-	(550)	(684)	-	(684)	134
Equity and terminated transactions expense	-	-	-	(246)	-	(246)	246
Net gain on disposition of assets	23,132	681	23,813	4,798	2,997	7,795	18,334
Equity in loss of joint venture	(244)	-	(244)	-	-	-	(244)
Net gain on derivatives and convertible debt	6,377	-	6,377	11,578	-	11,578	(5,201)
Other income, net	55	-	55	114	-	114	(59)
Interest expense	(4,710)	(5)	(4,715)	(5,522)	(223)	(5,745)	812
Loss on extinguishment of debt	(2,187)	-	(2,187)	(213)	-	(213)	(1,974)
Impairment (loss) recovery, net	(1,477)	-	(1,477)	(3,829)	121	(3,708)	2,352
Income tax expense	(125)	-	(125)	-	-	-	(125)
Net earnings	$22,844	$678	$23,522	$10,450	$3,872	$14,322	$12,394

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

The $246 of terminated equity transactions expense in 2015 consists of charges incurred in the preparation of an exchange offer that commenced on August 6, 2015.  This offer was withdrawn on September 17, 2015.

Impairment Losses

In 2016, we incurred $1,477 of impairment losses, all of which were included in continuing operations.  In 2015, we incurred $3,708 of impairment losses, all of which were included in continuing operations with the exception of net recovery of $121 included in discontinued operations. All impairments recognized in both years related either to hotels held for sale at some point or sold during the year.

Dispositions

In 2016, twenty-four hotels were sold with gains totaling $24,256 and one hotel was sold with no gain as it had been previously impaired.  In 2015, eight hotels were sold with gains totaling $7,759 and nine hotels were sold with no gain as they had been previously impaired.

Net Gain on Derivatives and Convertible Debt

The change in net gain on derivatives and convertible debt was driven by the change in fair value of the derivative liabilities for the year ended December 31, 2016 compared to the year ended December 31, 2015. The fair value of the derivative liabilities decreased by an aggregate of $6,680 during 2016 and $11,578 during 2015. The decreases in fair value in both periods was primarily a result of a decrease in the Company’s stock price during the periods, which in turn decreases the value assigned to the conversion feature of the Series C Preferred Stock and the outstanding common stock warrants throughout 2015 and while being marked to market in the first quarter of 2016.

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

Non-GAAP Financial Measures

Non-GAAP financial measures are measures of our historical financial performance that are different from measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  We report Funds from Operations (“FFO”), Adjusted FFO (“AFFO”), Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), Adjusted EBITDA, and Hotel EBITDA as non-GAAP

financial measures that we believe are useful to investors as key measures of our operating results and that management uses to facilitate a periodic evaluation of our operating results relative to those of our peers.  Our non-GAAP measures should not be considered as an alternative to GAAP net earnings as an indication of financial performance or to U.S. GAAP cash flows from operating activities as a measure of liquidity.  Additionally, these measures are not indicative of funds available to fund cash needs or our ability to make cash distributions as they have not been adjusted to consider cash requirements for capital expenditures, property acquisitions, debt service obligations, or other commitments.

FFO and AFFO

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net earnings or loss computed in accordance with GAAP, excluding gains or losses from sales of real estate assets, impairment, and the depreciation and amortization of real estate assets.  FFO is calculated both for the Company in total and as FFO attributable to common shares and common units, which is FFO reduced by preferred stock dividends.  AFFO is FFO attributable to common shares and common units adjusted to exclude items we do not believe are representative of the results from our core operations, including non-cash gains or losses on derivatives and convertible debt, stock-based compensation expense, amortization of certain fees, losses on debt extinguishment, and in-kind dividends above stated rates, and cash charges for acquisition and equity transaction costs. All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

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

The following table reconciles net earnings to FFO and AFFO for the years ended December 31 (in thousands). All amounts presented include both continuing and discontinued operations as well as our portion of the results of our unconsolidated Atlanta JV.

	Year ended December 31,
Reconciliation of Net earnings to FFO and AFFO	2017	2016	2015
Net earnings	$2,901	$23,522	$14,322
Depreciation and amortization expense	6,898	5,190	5,400
Depreciation and amortization expense from JV	1,140	377	-
Net gain on disposition of assets	(6,807)	(23,813)	(7,795)
Net loss on disposition of assets from JV	7	2	-
Impairment loss, net	2,151	1,477	3,708
FFO	6,290	6,755	15,635
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(12,244)	(20,748)	(3,632)
FFO attributable to common shares and common units	(5,954)	(13,993)	12,003
Net gain on derivatives and convertible debt	(436)	(6,377)	(11,578)
Net loss on derivatives from JV	2	5	-
Acquisitions and terminated transactions expense	1,250	550	684
Acquisition expense from JV	-	239	-
Equity and terminated transactions	343	-	246
Loss on debt extinguishment	967	2,187	213
Stock-based compensation and LTIP expense	1,237	305	285
Amortization of deferred financing fees	1,066	597	714
Amortization of deferred financing fees from JV	181	68	-
Non-recurring dividends above stated rates declared and undeclared and in kind dividends deemed on preferred stock	11,110	16,738	-
AFFO attributable to common shares and common units	$9,766	$319	$2,567

EBTIDA, Adjusted EBITDA, and Hotel EBITDA

We calculate EBITDA and Adjusted EBITDA by adding back to net earnings or loss certain non-operating expenses and certain non-cash charges that are based on historical cost accounting that we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods. In calculating EBITDA, we add back to net earnings or loss interest expense, loss on debt extinguishment, income tax expense, and depreciation and amortization expense. In calculating Adjusted EBITDA, we adjust EBITDA to add back net gain/loss on disposition of assets, acquisition and terminated transactions expense, and equity transactions expense, which are cash charges. We also add back impairment, stock –based compensation expense, and gain/loss on derivatives and convertible debt, which are non-cash charges.  EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table reconciles net earnings to EBITDA, Adjusted EBITDA, and Hotel EBITDA for the years ended December 31 (in thousands). All amounts presented include both continuing and discontinued operations as well as our portion of the results of our unconsolidated Atlanta JV.

	Year ended December 31,
Reconciliation of Net earnings to EBITDA, Adjusted EBITDA, and Hotel EBITDA	2017	2016	2015
Net earnings	$2,901	$23,522	$14,322
Interest expense	5,174	4,715	5,745
Interest expense from JV	1,941	618	-
Loss on debt extinguishment	967	2,187	213
Income tax expense	(595)	125	-
Depreciation and amortization expense	6,898	5,190	5,400
Depreciation and amortization expense from JV	1,140	377	-
EBITDA	18,426	36,734	25,680
Net gain on disposition of assets	(6,807)	(23,813)	(7,795)
Net loss on disposition of assets from JV	7	2	-
Impairment loss, net	2,151	1,477	3,708
Net gain on derivatives and convertible debt	(436)	(6,377)	(11,578)
Net loss on derivative from JV	2	5	-
Stock-based compensation and LTIP expense	1,237	305	285
Acquisition and terminated transactions expense	1,250	550	684
Acquisition and terminated transactions expense from JV	-	239	-
Equity and terminated transactions expense	343	-	246
Adjusted EBITDA	16,173	9,122	11,230
General and administrative expense, excluding stock compensation and LTIP expense	5,315	5,487	5,208
Other expense (income), net	111	(55)	(114)
Unallocated hotel and property operations expense	351	467	495
Hotel EBITDA	$21,950	$15,021	$16,819

Revenue	$55,453	$50,653	$61,637
JV revenue	9,266	2,962	-
Total Company and JV revenue	$64,719	$53,615	$61,637
Hotel EBITDA as a percentage of revenue	34%	28%	27%

Liquidity and Capital Resources

Liquidity Requirements

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our $150.0 million secured revolving credit facility and the release of restricted cash by our lenders upon the satisfaction of usage requirements.  At December 31, 2017, the Company had $5.4 million of cash and cash equivalents on hand and $11.9 million of unused availability under its credit facility.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code and as required in connection with our Series E Preferred Stock. Prior to the consideration of any asset sales or our ability to refinance debt subsequent to December 31, 2017, contractual principal payments on our debt outstanding, which include only normal amortization, total $1.4 million through March 31, 2019.  We also presently expect to invest approximately $4.0 million to $5.0 million in capital expenditures related to hotel properties we currently own through March 31, 2019.

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

Sources and Uses of Cash

Cash provided by Operating Activities.  Our cash provided by operations was $9.1 million, $2.7 million, and $5.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.  These changes in operating cash flows were driven by changes in net income, after adjusting for non-cash items, which increased by $4.1 million in 2017 from 2016 and decreased by $2.0 million in 2016 from 2015.  During the year ended December 31, 2017, an increase in accrued expenses largely due to increased accrued interest and increased hotel expense accruals due to the increased size of the Company’s portfolio also contributed to the increase in operating cash flows.  Other changes in operating assets and liabilities between the periods discussed were individually insignificant.

Cash provided by (used in) Investing Activities.  Our cash provided by (used in) investing activities was ($95.9 million), $21.9 million, and $5.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.  The decrease in investing cash flows in 2017 from 2016 was primarily the result of increased cash expenditures related to hotel acquisitions of $100.6 million and decreased net proceeds from the sale of properties of $31.0 million between the periods.  These decreases were partially offset by $9.3 million of cash contributed to form the Atlanta JV in the third quarter of 2016.  The increase in investing cash flows in 2016 from 2015 was primarily the result of decreased cash expenditures related to hotel acquisitions totaling $20.1 million and increased net proceeds from the sale of properties of $5.3 million between the periods.  These increases were partially offset by the previously mentioned $9.3 million of cash contributed to form the Atlanta JV in the third quarter of 2016.

Cash provided by (used in) Financing Activities.  Our cash provided by (used in) financing activities was $83.9 million, ($21.2 million), and ($5.7 million) for the years ended December 31, 2017, 2016, and 2015, respectively.  The increase in financing cash flows in 2017 from 2016 was the result of increased cash flows from equity issuances, which included the issuance of common stock of $45.9 million in the first quarter of 2017 and shares under the Company’s ATM in 2017 of $1.6 million, and the net cash flows from preferred stock issuances and redemptions in the first quarter of 2016 of $8.7 million.  Additionally, the Company had increased net cash inflows related to debt activity in 2017 of $72.8 million resulting from increased debt issuances related to properties acquired and the credit facility during the period, including consideration of the payment of related deferred financing costs and early extinguishment penalties.  These increases were partially offset by increased dividend payments of $5.1 million in 2017.

This decrease in financing cash flows in 2016 from 2015 was driven by increased net principal payments on long-term debt of $19.0 million as a result of increased repayments upon the sale of hotel properties and fewer hotel acquisitions, partially offset by cash received in the first quarter of 2016 related to the Series D Preferred Stock issuance less cash used to redeem the Series A and B Preferred Stock and cash dividends paid on the Series C and Series D Preferred Stock, which together had a net impact to financing cash flows of $5.1 million.

Outstanding Indebtedness

At December 31, 2017, we had long-term debt of $118.9 million associated with assets held for use with a weighted average term to maturity of 3.2 years and a weighted average interest rate of 4.50%.  Of this total, at December 31, 2017, $24.3 million was fixed rate debt with a weighted average term to maturity of 2.4 years and a weighted average interest rate of 4.41% and $94.6 million was variable rate debt with a weighted average term to maturity of 4.1 years and a weighted average interest rate of 4.52%.  At December 31, 2016, we had long-term debt of $48.4 million associated with assets held for use with a weighted average term to maturity of 3.2 years and a weighted average interest rate of 4.94%.  Of this total, at December 31, 2016, $22.5 million was fixed rate debt with a weighted average term to maturity of 3.7 years and a weighted average interest rate of 4.41% and $25.9 million was variable rate debt with a weighted average term to maturity of 2.8 years and a weighted average interest rate of 5.39%.

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

	Held for sale	Held for use	Total
2018	$-	$1,083	$1,083
2019	-	1,183	1,183
2020	5,150	69,385	74,535
2021	-	14,344	14,344
2022	-	24,886	24,886
Thereafter	-	8,054	8,054
Total	$5,150	$118,935	$124,085

Financial Covenants

We are required to satisfy various financial covenants within our debt agreements, including the following financial covenants within our credit facility:

•

Leverage Ratio: The ratio of consolidated total indebtedness to consolidated total asset value cannot exceed 60%. When the first extension option becomes effective, the foregoing leverage ratio will no longer be applicable, and in lieu thereof, the ratio of consolidated total indebtedness to adjusted consolidated EBITDA for the most recently ended four fiscal quarters cannot exceed 6.25 to 1.

•	Secured Leverage Ratio: The ratio of consolidated secured indebtedness (excluding the credit facility) to consolidated total asset value cannot exceed 40%.
•

Fixed Charge Coverage Ratio: The ratio of adjusted consolidated EBITDA for the most recently ended four fiscal quarters to consolidated fixed charges for the most recently ended four fiscal quarters cannot be less than 1.50 to 1.

•	Tangible Net Worth: Consolidated tangible net worth cannot be less than $55 million plus 80% of net offering proceeds.
•	Unhedged Variable Rate Debt: Consolidated unhedged variable rate debt cannot exceed 25% of consolidated total asset value.
•	Distributions: The Company is permitted to make distributions during any period of four fiscal quarters in an aggregate amount of up to 95% of funds available for distribution.

Certain of the terms used in the foregoing descriptions of the financial covenants within our credit facility have the meanings given to them in the credit facility, and certain of the financial covenants are subject to pro forma adjustments for acquisitions and sales of hotel properties and for specific capital events.

As of December 31, 2017, we were in compliance with our financial covenants.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of December 31, 2017, we are not in default of any of our loans.

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

The original credit agreement provided for a $90.0 million senior secured credit facility and includes an accordion feature that would allow the credit facility to be increased to $400.0 million with additional lender commitments. On May 11, 2017, the Company closed on an increase in the credit facility from $90.0 million to $150.0 million with the credit facility continuing to retain its $400.0 million accordion feature.  Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility. As of the closing date, the collateral pool consisted of 14 hotel properties and total available borrowing capacity under the credit facility was $41.05 million.  At December 31, 2017, following the purchases and sales of hotels subsequent to March 1, 2017 and the common stock equity raise, the collateral pool consisted of 12 hotel properties and total available borrowing capacity under the credit facility was $85.2 million.  At December 31, 2017, $73.3 million was outstanding under the credit facility.

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

Upon the closing of the credit facility, $34.25 million was immediately drawn down to repay existing debt and related expenses.  Prior to December 31, 2017, net proceeds from the Company’s hotel sales were used to pay down a total of $35.7 million on the credit facility, proceeds from the credit facility totaling $113.25 million were used to fund the Company’s acquisitions plus related expenses, a portion of the proceeds from the Company’s common stock offering totaling $37.0 million was used to pay down the credit facility, and additional cash payments of $1.5 million were made to reduce to credit facility.

In connection with the acquisition of the Home2 Suites Memphis / Southaven, on April 14, 2017, the Company assumed an existing securitized loan on the property with outstanding principal totaling approximately $9.1 million.  The loan bears interest at a fixed rate of 4.54%, requires monthly principal and interest payments of $0.05 million, and matures on August 1, 2024.

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

Significant Equity Transactions

On January 24, 2017, the Company exchanged 23,160 warrants (the “New Warrants”) to purchase common stock of the Company for 576,923 warrants (the “Old Warrants”) held by RES. The number of New Warrants issued in exchange for the Old Warrants equaled the number of shares of common stock issuable upon exercise of the Old Warrants pursuant to a cashless exercise provisions of the Old Warrants. The New Warrants were exercisable for 23,160 shares of common stock, had an exercise price of $0.0065 for each common share, and would have expired on January 24, 2019. On the date of the exchange, the New Warrants had a fair value in excess of the Old Warrants of $0.3 million, which is reflected as equity transactions expense and an increase in additional paid-in capital as the exchange is assumed to be equivalent to the modification of an equity classified instrument.  The New Warrants were exercised in full on September 28, 2017.

On February 28, 2017, the holders of the 6.25% Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) voluntarily converted their shares into 6,004,957 shares of common stock at $10.40 per share pursuant to the terms of the preferred stock. The terms of the Series D Preferred Stock provided for automatic conversion following certain future common stock offerings, and also provided for potential additional payments to the holders depending on the sales price of common stock in the offerings. As a result of the voluntary conversion, the holders are no longer entitled to the potential payments. To induce the holders of the Series D Preferred Stock to voluntarily convert their shares, the Company issued the holders $9.25 million in face value of a new series of preferred stock, the Series E Preferred Stock.  The terms of the Series E Preferred Stock are discussed in Note 10, Preferred Stock, to our consolidated financial statements presented elsewhere in this Form 10-K.

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

On September 20, 2017, the Company entered into an equity distribution agreement with KeyBanc Capital Markets Inc. and BMO Capital Markets Corp. (collectively, the “Sales Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $50.0 million, subject to decrease in compliance with General Instruction I.B.6 of Registration Statement on Form S-3, of shares of our common stock pursuant to a prospectus supplement we filed with the Securities and Exchange Commission (“SEC”) through the Sales Agents acting as sales agent and/or principal, through an at-the-market offering program (our “ATM program”). Pursuant to Instruction I.B.6 to Registration Statement on Form S-3, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75.0 million.  During the year ended December 31, 2017, we sold 169,004 shares of common stock under the ATM program at an average sales price of $10.15 per share for gross proceeds totaling $1.7 million and net proceeds of $1.6 million, after cash commissions of 2% of gross proceeds paid to the Sales Agents and additional related costs.

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

Contractual Obligations

Below is a summary of certain obligations that will require capital as of December 31, 2017 (in thousands):

		Payments due by period
Contractual obligations	Total	2018	2019-2020	2021-2022	2023 and After
Long-term debt including interest (1)	$136,224	$6,391	$78,552	$42,622	$8,659
Office leases	405	159	199	47	-
Total contractual obligations	$136,629	$6,550	$78,751	$42,669	$8,659

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at December 31, 2017

Long-term debt and office lease payments above include only amounts related to properties classified as held for use.  Future debt payments, including interest, related to the three held for sale properties that are expected to be sold within the next 12 months of $5.7 million are not included in the table above.

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

On an ongoing basis, the Company reviews the carrying value of each held for use hotel to determine if certain circumstances, known as triggering events, exist indicating impairment to the carrying value of the hotel or that depreciation periods should be modified.  These triggering events include a significant change in the cash flows of or a significant adverse change in the business climate for a hotel.  If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on these undiscounted future cash flows. If the investment is not recoverable based on this analysis, an impairment charge will be taken, if necessary, to reduce the carrying value of the hotel to the hotel’s estimated fair value.

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

Distributions received from a joint venture are classified in the statements of cash flows using the cumulative earnings approach.  Distributions are classified as cash inflows from operating activities unless cumulative distributions, including those from prior periods not designated as a return of investment, exceed cumulative recognized equity in earnings of the joint venture.  Excess distributions are classified as cash inflows from investing activities as a return of investment.

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

At the end of each reporting period, if the fair value of the held for sale property less costs to sell is lower than the carrying value of the hotel, the Company will record an impairment loss.  Impairment losses on held for sale properties may be subsequently recovered up to the amount of the cumulative impairment losses taken while the property is held for sale should future revisions to fair value estimates be required.  If active marketing ceases or the property no longer meets the criteria to be classified as held for sale, the property is reclassified to held for use and measured at the lower of its (a) carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for use, or (b) its fair value at the date of the subsequent decision not to sell.

Historically, we have presented the results of operations of hotel properties that have been sold or considered held for sale as discontinued operations.  In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other significant disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations that have a major effect on an entity’s operations and financial results should be presented as discontinued operations subsequent to adoption. The Company adopted the pronouncement on October 1, 2014.  As a result of this adoption, only the operations of hotels meeting the criteria to be considered held for sale prior to October 1, 2014 are included in discontinued operations for all periods presented as no individual hotel disposition represents a strategic shift in operations or has a major effect on our operations or financial results.

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

Income Taxes

The Company qualifies and intends to continue to qualify as a REIT under applicable provisions of the Code, as amended.  In general, under such Code provisions, a trust which has made the required election and, in the taxable year, meets certain requirements and distributes to its shareholders at least 90% of its REIT taxable income, will not be subject to federal income tax to the extent of the income currently distributed to shareholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT, unless we satisfy certain relief provisions.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.  Except with respect to the TRS, the Company does not believe that it will be liable for significant federal or state income taxes in future years.

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

The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on its technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement to the uncertain tax position by the applicable taxing authority or by expiration of the applicable statute of limitations.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The original updated accounting guidance was effective for annual and interim reporting periods in fiscal years beginning after December 15, 2016, however, in July 2015, the FASB approved a one year delay of the effective date to fiscal years beginning after December 15, 2017.  As such, the standard is effective for the Company on January 1, 2018.  The Company has adopted ASU 2014-09 for the year beginning on January 1, 2018.   The standard permits the use of either the retrospective or cumulative effect transition method.  The Company has evaluated each of its revenue streams under the new model. Based on our assessments, the adoption of this standard will not materially affect the amount and timing of revenue recognition for revenues from rooms, food and beverage, and other ancillary amenities. The Company has adopted this standard for the year beginning on January 1, 2018 using the modified retrospective approach and is evaluating disclosure requirements.  Furthermore, for real estate sales to third parties, primarily a result of disposition of real estate in exchange for cash with few contingencies, we do not expect the standard to significantly impact the recognition of our accounting for these sales.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payment, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This guidance is effective for the Company for years beginning after December 15, 2017 but earlier adoption is permitted.  The Company has adopted ASU 2016-15 for the year beginning on January 1, 2018.  The adoption of ASU 2016-15 will not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents in the statements of cash flows. This guidance requires companies to show the changes in the total of cash, cash equivalents, and restricted cash equivalents in the statements of cash flows. This guidance is effective for the Company for years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted.  The Company has adopted ASU 2016-18 for the year beginning on January 1, 2018.  The adoption of ASU No. 2016-18 will change the presentation of the statements of cash flows for the Company and we will utilize a retrospective transition method for each period presented within the consolidated financial statements for periods subsequent to the date of adoption.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business combinations. As a result of the standard, we anticipate that the majority of our hotel purchases will be considered asset purchases as opposed to business combinations and as such the related acquisition costs will be capitalized. However, the determination will be made on a transaction-by-transaction basis. This standard will be applied on a prospective basis and, therefore, it does not affect the accounting for any of our previous transactions.  This standard will be effective for annual periods beginning after December 15, 2017, although early adoption is permitted.  The Company has adopted ASU 2017-01 for the year beginning on January 1, 2018.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At December 31, 2017, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt and the embedded redemption right in the Series E Preferred Stock that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.  From time to time, we may enter into interest rate swap agreements or other interest rate hedging agreements.  At December 31, 2017, we have an interest rate swap in place which effectively locks the variable interest rate on our Wells Fargo debt (December 31, 2017 balance of $26.5 million) at 4.44% and an interest rate cap in place which caps the 30-day LIBOR interest rate on $50.0 million of our credit facility (December 31, 2017 balance of $73.3 million) at 2.5%. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

The table below provides information about financial instruments that are sensitive to changes in interest rates.  The table presents scheduled maturities, including the amortization of principal and related weighted-average interest rates for the debt maturing in each specified period, excluding $5.2 million of debt related to hotel properties held for sale (dollars in thousands).  For the purposes of this presentation, the Wells Fargo debt is considered fixed rate debt as the variable interest rate is effectively locked with the previously discussed interest rate swap.

	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt	$1,083	$1,183	$1,232	$14,344	$24,886	$8,054	$50,782
Average fixed interest rate	4.41%	4.40%	4.40%	4.34%	4.44%	4.54%	4.42%
Variable rate debt	$-	$-	$68,153	$-	$-	$-	$68,153
Average variable interest rate	-%	-%	4.55%	-%	-%	-%	4.55%
Total debt	$1,083	$1,183	$69,385	$14,344	$24,886	$8,054	$118,935
Total average interest rate	4.41%	4.40%	4.55%	4.34%	4.44%	4.54%	4.50%

At December 31, 2017, approximately 42.7% of our outstanding debt, excluding debt related to hotel properties held for sale, is subject to fixed interest rates or effectively locked with an interest rate swap, while 57.3% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at December 31, 2017 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties held for use would decrease by approximately $0.7 million per year.

Condor Hospitality Trust, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Condor Hospitality Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Condor Hospitality Trust, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2017, and the related notes (and financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

 (signed) KPMG LLP

We have served as the Company’s auditor since 2001.

McLean, Virginia
March 19, 2018

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2017	2016

Assets
Investment in hotel properties, net	$206,925	$79,231
Investment in unconsolidated joint venture	7,747	9,036
Cash and cash equivalents	5,441	8,326
Restricted cash, property escrows	4,894	5,350
Accounts receivable, net of allowance for doubtful accounts of $11 and $21	1,707	1,416
Prepaid expenses and other assets	3,220	1,666
Derivative assets, at fair value	391	-
Investment in hotel properties held for sale, net	12,655	35,640
Total Assets	$242,980	$140,665

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$7,046	$4,698
Dividends and distributions payable	2,470	1,125
Derivative liabilities, at fair value	-	8
Convertible debt, at fair value	1,069	1,315
Long-term debt, net of deferred financing costs	115,605	47,918
Long-term debt related to hotel properties held for sale, net of deferred financing costs	4,976	14,802
Total Liabilities	131,166	69,866

Equity
Shareholders' Equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series D, 6,700,000 shares authorized, $.01 par value, 6,245,156 shares outstanding, liquidation preference of $63,427 at December 31, 2016	-	61,333
6.25% Series E, 925,000 shares authorized, $.01 par value, 925,000 shares outstanding, liquidation preference of $9,395 at December 31, 2017	10,050	-
Common stock, $.01 par value, 200,000,000 shares authorized; 11,833,573 and 762,590 shares outstanding	118	8
Additional paid-in capital	230,727	118,655
Accumulated deficit	(130,489)	(112,024)
Total Shareholders' Equity	110,406	67,972
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $871 and $2,008	1,408	2,827
Total Equity	111,814	70,799

Total Liabilities and Equity	$242,980	$140,665

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

asd

	Year ended December 31,
	2017	2016	2015
Revenue
Room rentals and other hotel services	$55,453	$50,647	$58,714
Operating Expenses
Hotel and property operations	37,134	37,092	43,367
Depreciation and amortization	6,898	5,190	5,400
General and administrative	6,552	5,792	5,493
Acquisition and terminated transactions	1,250	550	684
Equity transactions	343	-	246
Total operating expenses	52,177	48,624	55,190
Operating income	3,276	2,023	3,524
Net gain on disposition of assets	6,807	23,132	4,798
Equity in earnings (loss) of joint venture	190	(244)	-
Net gain on derivatives and convertible debt	436	6,377	11,578
Other income (expense), net	(111)	55	114
Interest expense	(5,174)	(4,710)	(5,522)
Loss on debt extinguishment	(967)	(2,187)	(213)
Impairment loss, net	(2,151)	(1,477)	(3,829)
Earnings from continuing operations before income taxes	2,306	22,969	10,450
Income tax benefit (expense)	595	(125)	-
Earnings from continuing operations	2,901	22,844	10,450
Gain from discontinued operations, net of tax	-	678	3,872
Net earnings	2,901	23,522	14,322
Earnings attributable to noncontrolling interest	(20)	(727)	(1,197)
Net earnings attributable to controlling interests	2,881	22,795	13,125
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(12,243)	(20,748)	(3,632)
Net earnings (loss) attributable to common shareholders	$(9,362)	$2,047	$9,493

Earnings per Share
Continuing operations - Basic	$(1.00)	$1.82	$8.06
Discontinued operations - Basic	-	0.85	4.55
Total - Basic Earnings (Loss) per Share	$(1.00)	$2.67	$12.61

Diluted Earnings Per Share
Continuing operations - Diluted	$(1.00)	$0.78	$(0.98)
Discontinued operations - Diluted	-	0.13	0.98
Total - Diluted Earnings (Loss) per Share	$(1.00)	$0.91	$-

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(In thousands, except per share data)

	Years ended December 31, 2017, 2016, and, 2015
	Shares of preferred stock	Preferred stock	Shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2014	3,803	$38	722	$7	$137,940	$(118,983)	$19,002	$90	$19,092
Stock-based compensation	-	-	3	-	143	-	143	-	143
Long-term incentive plan	-	-	-	-	-	-	-	142	142
Issuance of common stock	-	-	35	1	345	-	346	-	346
Issuance of common units	-	-	-	-	-	-	-	450	450
Net earnings	-	-	-	-	-	13,125	13,125	1,197	14,322
Balance at December 31, 2015	3,803	$38	760	$8	$138,428	$(105,858)	$32,616	$1,879	$34,495
Stock-based compensation	-	-	3	-	134	-	134	-	134
Long-term incentive plan	-	-	-	-	-	-	-	171	171
Issuance of common units	-	-	-	-	-	-	-	50	50
Dividends and distributions declared
Common stock ($0.455 per share)	-	-	-	-	-	(347)	(347)	-	(347)
Series D Preferred Stock	-	-	-	-	-	(3,090)	(3,090)	-	(3,090)
Redemption of Series A and B Preferred Stock	(803)	(8)	-	-	(7,390)	(5,107)	(12,505)	-	(12,505)
Exchange of Series C and issuance of Series D Preferred Stock	3,245	61,303	-	-	(12,517)	(20,417)	28,369	-	28,369
Net earnings	-	-	-	-	-	22,795	22,795	727	23,522
Balance at December 31, 2016	6,245	$61,333	763	$8	$118,655	$(112,024)	$67,972	$2,827	$70,799
Stock-based compensation	-	-	94	1	1,151	-	1,152	-	1,152
Long-term incentive plan	-	-	-	-	-	-	-	85	85
Issuance of common stock	-	-	4,972	49	47,419	-	47,468	-	47,468
Issuance of common units	-	-	-	-	-	-	-	435	435
Dividends and distributions declared
Common stock ($0.78 per share)	-	-	-	-	-	(9,103)	(9,103)	-	(9,103)
Series D Preferred Stock	-	-	-	-	-	(650)	(650)	-	(650)
Series E Preferred Stock	-	-	-	-	-	(483)	(483)	-	(483)
Common units ($0.00375 per unit)	-	-	-	-	-	-	-	(18)	(18)
Fractional common shares settled in reverse stock split	-	-	-	-	(1)	-	(1)	-	(1)
Conversion of Series D Preferred to common stock and issuance of Series E Preferred Stock	(5,320)	(51,283)	6,005	60	61,273	(11,110)	(1,060)	-	(1,060)
Warrant exchange	-	-	-	-	289	-	289	-	289
Cancellation of LTIP units	-	-	-	-	1,941	-	1,941	(1,941)	-
Net earnings	-	-	-	-	-	2,881	2,881	20	2,901
Balance at December 31, 2017	925	$10,050	11,834	$118	$230,727	$(130,489)	$110,406	$1,408	$111,814

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$2,901	$23,522	$14,322
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	6,898	5,190	5,400
Net gain on disposition of assets	(6,807)	(23,813)	(7,794)
Net gain on derivatives and convertible debt	(436)	(6,377)	(11,578)
Equity in (earnings) loss of joint venture	(190)	244	-
Distributions from cumulative earnings of joint venture	51	-	-
Amortization of deferred financing costs	1,066	597	714
Loss on extinguishment of debt	967	2,187	213
Impairment loss, net	2,151	1,477	3,708
Stock-based compensation and long-term incentive plan expense	1,237	305	285
Warrant issuance cost	289	12	58
Provision for deferred taxes	(660)	-	-
Changes in operating assets and liabilities:
(Increase) decrease in assets	(879)	(244)	442
Increase (decrease) in liabilities	2,500	(432)	(800)
Net cash provided by operating activities	9,088	2,668	4,970

Cash flows from investing activities:
Additions to hotel properties	(2,814)	(3,446)	(3,853)
Deposit on hotel property and franchise fees	(810)	-	-
Investment in joint venture	-	(9,280)	-
Distributions in excess of cumulative earnings from joint venture	1,428	-	-
Hotel acquisitions	(122,269)	(22,450)	(42,592)
Net proceeds from sale of hotel assets	27,630	58,593	53,306
Net change in capital expenditure escrows	985	(1,475)	(1,463)
Net cash provided by (used in) investing activities	(95,850)	21,942	5,398

Cash flows from financing activities:
Deferred financing costs	(4,404)	(136)	(865)
Proceeds from long-term debt	174,000	26,123	85,772
Principal payments on long-term debt	(122,400)	(50,270)	(90,924)
Debt early extinguishment penalties	(454)	(1,752)	-
Proceeds from common stock issuance	47,468	-	346
Series A and B Preferred Stock redemption, including accumulated dividends	-	(20,167)	-
Series D Preferred Stock issuance	-	28,881	-
Series E Preferred Stock issuance costs	(1,210)	-	-
Cash dividends paid to common shareholders	(6,944)	(198)	-
Cash dividends paid to preferred shareholders	(1,965)	(3,598)	-
Contingent consideration paid subsequent to acquisition	(155)	-	-
Other items	(59)	(37)	-
Net cash provided by (used in) financing activities	83,877	(21,154)	(5,671)

Increase (decrease) in cash and cash equivalents	(2,885)	3,456	4,697
Cash and cash equivalents, beginning of year	8,326	4,870	173
Cash and cash equivalents, end of year	$5,441	$8,326	$4,870

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$3,885	$4,229	$5,085
Income taxes paid	$203	$37	$-

Schedule of noncash investing and financing activities:
Debt assumed in acquisitions	$9,096	$-	$11,220
Fair value of operating partnership common units issued in acquisitions	$435	$50	$450
In kind dividends deemed on preferred stock	$9,900	$20,218	$-

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“Condor”) was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. Condor is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of December 31, 2017, the Company owned 18 hotels in nine states, including one hotel owned through an 80% interest in an unconsolidated joint venture (the “Atlanta JV”).  References to the “Company”, “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including as the context requires, our direct and indirect subsidiaries.

The Company, through its wholly owned subsidiary, Condor Hospitality REIT Trust, owns a controlling interest in Condor Hospitality Limited Partnership (the “operating partnership”), and serves as its general partner.  The operating partnership, including its various subsidiary partnerships, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of 16 properties held by TRS Leasing, Inc.) and conducts all of its operations.  At December 31, 2017, the Company owned 99.3% of the common operating units (“common units”) of the operating partnership with the remaining common units owned by other limited partners.  The Company’s 100% owned E&P Financing Limited Partnership no longer owns any assets or conducts any operations following the sale of its last remaining property in January 2016.

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required by the Internal Revenue Service (“IRS”) for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels.  Therefore, the operating partnership and its subsidiaries lease our hotel properties to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc., and its wholly owned subsidiaries (the “TRS”). The TRS in turn engages third-party eligible independent contractors to manage the hotels. The operating partnership, the TRS, and their respective subsidiaries are consolidated into the Company’s financial statements.

Historically, as a result of the geographic areas in which we operate, the operations of our hotels have been seasonal in nature.  Generally, occupancy rates, revenue, and operating income have been greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of our hotels located in Florida, which experience peak demand in the first and fourth quarters of the year.  The results of the hotels acquired in and since 2015 (see Note 3), because of their locations and chain scale, are less seasonal in nature than our legacy portfolio of assets.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. general accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company, as well as the accounts of the operating partnership and its subsidiaries and our wholly owned TRS and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Effective on March 15, 2017, the Company effected a reverse stock split of its common stock at a ratio of 1-for-6.5.  No fractional shares of common stock were issued as fractional shares were settled in cash. Impacted amounts and share information included in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the periods presented. Certain amounts in the notes to the consolidated financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

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

On an ongoing basis, the Company reviews the carrying value of each held for use hotel to determine if certain circumstances, known as triggering events, exist indicating impairment to the carrying value of the hotel or that depreciation periods should be modified.  These triggering events include a significant change in the cash flows of or a significant adverse change in the business climate for a hotel.  If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on these undiscounted future cash flows. If the investment is not recoverable based on this analysis, an impairment charge will be taken, if necessary, to reduce the carrying value of the hotel to the hotel’s estimated fair value.

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

Distributions received from a joint venture are classified in the statements of cash flows using the cumulative earnings approach.  Distributions are classified as cash inflows from operating activities unless cumulative distributions, including those from prior periods not designated as a return of investment, exceed cumulative

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

recognized equity in earnings of the joint venture.  Excess distributions are classified as cash inflows from investing activities as a return of investment.

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

At the end of each reporting period, if the fair value of the held for sale property less costs to sell is lower than the carrying value of the hotel, the Company will record an impairment loss.  Impairment losses on held for sale properties may be subsequently recovered up to the amount of the cumulative impairment losses taken while the property is held for sale should future revisions to fair value estimates be required.  If active marketing ceases or the property no longer meets the criteria to be classified as held for sale, the property is reclassified to held for use and measured at the lower of its (a) carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for use, or (b) its fair value at the date of the subsequent decision not to sell.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Cash and Cash Equivalents

Cash and cash equivalents includes cash and highly liquid investments with original maturities of three months or less when acquired, and are carried at cost which approximates fair value. The Company maintained a major portion of its deposits with Huntington Bancshares Incorporated at December 31, 2017 and Great Western Bank, a Nebraska Corporation, at December 31, 2016.  The balances on deposit at Huntington Bancshares Incorporated and Great Western Bank may at times exceed the federal deposit insurance limit, however, management believes that no significant credit risk exists with respect to the uninsured portion of these cash balances.

Restricted Cash

Restricted cash consists of cash held in escrow for the replacement of furniture and fixtures or for real estate taxes and property insurance as required under certain loan agreements.  For purposes of the statements of cash flows, changes in restricted cash caused by changes in required reserves for real estate taxes or property insurance are shown as operating activities. Changes in restricted cash caused by changes in required reserves for the replacement of furniture and fixtures are shown as investing activities.

Deferred Financing Costs

Direct costs incurred in financing transactions are capitalized as deferred financing costs and amortized to interest expense over the term of the related loan using the effective interest method.  Deferred financing costs are presented on the balance sheets as a direct deduction from the associated debt liability.

Derivative Assets and Liabilities

In the normal course of business, the Company is exposed to the effects of interest rate changes, and the Company may enter into derivative instruments including interest rate swaps, caps, and collars to manage or economically hedge interest rate risk.  Additionally, the Company is required to include on the balance sheets certain bifurcated embedded derivative instruments such as conversion and redemption features in convertible instruments and certain common stock warrants.

All derivatives recognized by the Company are reported as derivative assets and liabilities on the balance sheets and are adjusted to their fair value at each reporting date.  Realized and unrealized gains and losses on derivative instruments are included in net gain on derivatives and convertible debt with the exception of realized gains and losses related to interest rate instruments which are included in interest expense on the statements of operations.

Noncontrolling Interest

Noncontrolling interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership and long-term incentive plan (“LTIP”) units (see Note 12).  Earnings and loss are allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the operating partnership during the period.

Revenue Recognition

Revenue consists of amounts derived from hotel operations, including the sale of rooms, food and beverage, and other ancillary amenities.  Revenue from the operation of the hotel properties is recognized when rooms are occupied and services have been rendered.  Sales, use, occupancy, and similar taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the statements of operations.

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

The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on its technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement to the uncertain tax position by the applicable taxing authority or by expiration of the applicable statute of limitations. For the years ended December 31, 2017, 2016, and 2015, the Company did not record any uncertain tax positions.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are utilized to determine the value of certain assets, liabilities, and equity instruments, to perform impairment assessments, to account for hotel acquisitions, in the valuation of stock-based compensation, and for disclosure purposes. Fair value measurements are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Stock-Based Compensation

Stock-based compensation is measured at the fair value of the award on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. Awards that contain a performance condition are reviewed at least quarterly to assess the achievement of the performance condition. Compensation expense will be adjusted when a change in the assessment of achievement of the specific performance condition level is determined to be probable. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of our stock, expected dividend yield, expected term, and assumptions of whether these awards will achieve performance thresholds. We believe that the assumptions and estimates utilized are appropriate based on the information available to management at the point of measurement. Compensation cost is recognized as additional paid-in capital for awards of the Company’s common stock and as noncontrolling interest for LTIP awards of common units.  The Company has elected to account for forfeitures of stock-based compensation as they occur.

Recently Adopted Accounting Standards

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity, which clarifies certain of the criteria for determining whether derivative features in a hybrid financial instrument should be separately recognized.  ASU 2014-16 is effective for fiscal years beginning after December 15, 2015 and permits either a retrospective or cumulative effect transition method.  ASU 2014-16 was adopted by the Company on January 1, 2016 and was utilized in determining the accounting for the 6.25% Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) issued in March 2016 and the 6.25% Series E Cumulative Preferred Stock (“Series E Preferred Stock”) issues in March 2017 (see Note 10).

In February 2015, the FASB issued ASU No. 2015-02, Consolidation - Amendments to the Consolidation Analysis, which amends the current consolidation guidance effecting both the VIE and VOE consolidation models. The

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The Company adopted this standard on January 1, 2016 and concluded that the operating partnership now meets the criteria to be considered a VIE of which the Company is the primary beneficiary and, accordingly, the Company continues to consolidate the operating partnership. The Company’s sole significant asset is its investment in the operating partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the operating partnership. All of the Company’s debt is an obligation of the operating partnership.  This ASU was also used in the determination of the accounting for the Atlanta JV entered into in August 2016 (see Note 5).

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheets as a direct deduction from the associated debt liability.  The Company adopted this standard on January 1, 2016 and presents all debt issuance costs as a direct deduction from the carrying value of the debt liability. Adoption of this standard was applied retrospectively for all periods presented, effecting only the presentation of the balance sheets. The adoption of this standard did not have a material impact on the Company's financial position and had no impact on the results of operations or cash flows.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The original updated accounting guidance was effective for annual and interim reporting periods in fiscal years beginning after December 15, 2016, however, in July 2015, the FASB approved a one year delay of the effective date to fiscal years beginning after December 15, 2017.  As such, the standard is effective for the Company on January 1, 2018.  The Company has adopted ASU 2014-09 for the year beginning on January 1, 2018.   The standard permits the use of either the retrospective or cumulative effect transition method.  The Company has evaluated each of its revenue streams under the new model. Based on our assessments, the adoption of this standard will not materially affect the amount and timing of revenue recognition for revenues from rooms, food and beverage, and other ancillary amenities. The Company has adopted this standard for the year beginning on January 1, 2018 using the modified retrospective approach and is evaluating disclosure requirements.    Furthermore, for real estate sales to third parties, primarily a result of disposition of real estate in exchange for cash with few contingencies, we do not expect the standard to significantly impact the recognition of our accounting for these sales.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payment, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This guidance is effective for the Company for years beginning after December 15, 2017 but earlier adoption is permitted.  The Company has adopted ASU 2016-15 for the year beginning on January 1, 2018.  The adoption of ASU 2016-15 will not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires companies to show the changes in the total of cash, cash equivalents, and restricted cash equivalents in the statement of cash flows. This guidance is effective for the Company for years beginning after

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

December 15, 2017, including interim periods within those years. Early adoption is permitted.  The Company has adopted ASU 2016-18 for the year beginning on January 1, 2018.  The adoption of ASU No. 2016-18 will change the presentation of the statements of cash flows for the Company and we will utilize a retrospective transition method for each period presented within the consolidated financial statements for periods subsequent to the date of adoption.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business combinations. As a result of the standard, we anticipate that the majority of our hotel purchases will be considered asset purchases as opposed to business combinations and as such the related acquisition costs will be capitalized. However, the determination will be made on a transaction-by-transaction basis. This standard will be applied on a prospective basis and, therefore, it does not affect the accounting for any of our previous transactions.  This standard will be effective for annual periods beginning after December 15, 2017, although early adoption is permitted.  The Company has adopted ASU 2017-01 for the year beginning on January 1, 2018.

Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

Liquidity

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our $150,000 secured revolving credit facility (the “credit facility”), and the release of restricted cash by our lenders upon the satisfaction of usage requirements.  At December 31, 2017, the Company had $5,441 of cash and cash equivalents on hand and $11,934 of unused availability under its credit facility.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code and as required in connection with our Series E Preferred Stock. Prior to the consideration of any asset sales or our ability to refinance debt subsequent to December 31, 2017, contractual principal payments on our debt outstanding, which include only normal amortization, total $1,381 through March 31, 2019.  We also presently expect to invest approximately $4,000 to $5,000 in capital expenditures related to hotel properties we currently own through March 31, 2019.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES

Investments in hotel properties consisted of the following at December 31:

	As of December 31,
	2017			2016
	Held for sale	Held for use	Total	Held for sale	Held for use	Total
Land	$1,633	$20,216	$21,849	$4,727	$11,685	$16,412
Buildings, improvements, vehicle	13,143	182,909	196,052	40,006	68,677	108,683
Furniture and equipment	3,463	17,840	21,303	9,330	8,011	17,341
Initial franchise fees	118	1,528	1,646	359	503	862
Construction-in-progress	2	276	278	55	31	86
Investment in hotel properties	18,359	222,769	241,128	54,477	88,907	143,384
Less accumulated depreciation	(5,704)	(15,844)	(21,548)	(18,837)	(9,676)	(28,513)
Investment in hotel properties, net	$12,655	$206,925	$219,580	$35,640	$79,231	$114,871

NOTE 3.  ACQUISITION OF HOTEL PROPERTIES

During the year ended December 31, 2017, the Company acquired seven wholly owned hotel properties.  The allocation of the purchase price based on fair value was as follows:

Hotel	Date of acquisition	Land	Buildings, improvements, and vehicle	Furniture and equipment	Intangible asset	Estimated earn out	Total purchase price	Debt at acquisition (2)	Issuance of common units (3)	Net cash paid
Home2 Suites	03/24/2017	$905	$14,204	$1,351	$40	$-	$16,500	$16,455	$45	$-
Lexington, KY
Home2 Suites	03/24/2017	1,087	14,345	1,285	33	-	16,750	16,705	45	-
Round Rock, TX
Home2 Suites	03/24/2017	1,519	18,229	1,727	25	-	21,500	21,442	58	-
Tallahassee, FL
Home 2 Suites	04/14/2017	1,311	16,792	897	-	-	19,000	9,096	52	9,852
Southaven, MS
Hampton Inn & Suites	06/19/2017	1,200	16,432	1,773	-	(155) (1)	19,250	19,165	85	-
Lake Mary, FL
Fairfield Inn & Suites	08/31/2017	1,014	14,297	1,089	-	-	16,400	16,336	64	-
EL Paso, TX
Residence Inn	08/31/2017	1,495	19,630	1,275	-	-	22,400	22,314	86	-
Austin, TX
Total		$8,531	$113,929	$9,397	$98	$(155)	$131,800	$121,513	$435	$9,852

(1)

The Lake Mary purchase price was subject to a post-closing adjustment of up to $250 to be paid to the seller if the hotel achieved a stipulated hotel net operating income level in 2017.  This contingent consideration was included in the purchase price allocation at its estimated fair value on the date of the acquisition.  The full amount of $250 was paid to the seller in December of 2017 with the incremental amount paid over the estimated fair value included in acquisition and terminated transactions expenses.

(2)

Debt of $9,096 with Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18 was assumed related to the Home2 Suites Southaven, MS acquisition. This loan remains outstanding at December 31, 2017. All other debt was drawn from the credit facility at acquisition.

(3)	Total issuance of 1,940,451 common units.

Included in the consolidated statement of operations for the year ended December 31, 2017 are total revenues of $17,455 and total operating income of $4,508 which represent the results of operations for the seven hotels acquired in 2017 since the date of acquisition.

In addition to the property acquired through the Atlanta JV (see Note 5), during the year ended December 31, 2016, the Company acquired one wholly-owned hotel, the Aloft Leawood / Overland Park (Kansas City).  The allocation of the purchase price based on fair value was as follows:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Hotel	Date of acquisition	Land	Buildings, improvements, and vehicles	Furniture and equipment	Total purchase price	Debt at acquisition (1)	Issuance of common units (2)	Net cash paid
Aloft	12/14/2016	$3,339	$18,046	$1,115	$22,500	$15,925	$50	$6,525
Leawood, KS

(1)	The acquisition was funded with the proceeds of two mortgage loans provided by Great Western Bank totaling $15,925. These loans remain outstanding at December 31, 2017.
(2)	Total issuance of 213,904 common units.

Included in the consolidated statement of operations for the year ended December 31, 2016 are total revenues of $222 and total operating income of $1 which represent the results of operations for the one wholly-owned hotel acquired in 2016 since the date of acquisition.

During the year ended December 31, 2015, the Company acquired three wholly-owned hotel properties.  The allocation of the purchase price based on fair value was as follows:

Hotel	Date of acquisition	Land	Buildings, improvements, and vehicles	Furniture and equipment	Total purchase price	Debt at acquisition (1)	Issuance of common units (2)	Net cash paid (3)
Hotel Indigo	10/2/2015	$800	$8,700	$1,500	$11,000	$5,000	$150	$5,850
Atlanta, GA
Marriott Courtyard	10/2/2015	2,100	11,050	850	14,000	10,100	150	3,750
Jacksonville, FL
SpringHill Suites	10/1/2015	1,597	14,353	1,550	17,500	11,220	150	6,130
San Antonio, TX
Total		$4,497	$34,103	$3,900	$42,500	$26,320	$450	$15,730

(1)

These acquisitions were funded with the assumption of one loan from Latitude with an aggregate outstanding principal balance of $11,220 and two newly originated GE Capital loans totaling $15,100 (subsequently sold to Western Alliance Bank in April 2016).  These loans were refinanced with a loan from Wells Fargo in 2017.

(2)	Total issuance of 2,298,879 common units.
(3)	Includes $830 funded by borrowings from the Company’s then existing credit facility with Great Western Bank.

Included in the consolidated statement of operations for the year ended December 31, 2015 are total revenues of $2,611 and total operating income of $356 which represent the results of operations for the three hotels acquired in 2015 since the date of acquisition.

All purchase price allocations were determined using Level 3 fair value inputs.

As discussed further in the Subsequent Events footnote (see Note 17), subsequent to December 31, 2017, the Company closed on the acquisition of two hotels, the TownePlace Suites Austin North Tech Ridge and the Home2 Suites Summerville / Charleston.

Pro Forma Results (Unaudited)

The following condensed pro forma financial data is presented as if all acquisitions completed during the year ended December 31, 2017 were completed on January 1, 2016 and all acquisitions completed in 2016, including that completed by the Atlanta JV (see Note 5), had been completed on January 1, 2015.  Supplemental pro forma earnings were adjusted to exclude all acquisition expenses recognized in the periods presented as if these acquisition costs had been incurred in prior periods but were not adjusted to remove the results of hotels sold during the periods.  Results for periods prior to the Company’s ownership are based on information provided by the prior owners, adjusted for differences in interest expense, depreciation expense, and management fees following the Company’s ownership and have not been audited or reviewed by our independent auditors.  All hotels were in operation for all periods presented with the exception of the Residence Inn Austin which opened on August 3, 2016.  The condensed

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

pro forma financial data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2016 or 2015, nor do they purport to represent the results of operations for future periods.

	Years ended December 31,
	2017	2016
Total revenue	$66,894	$81,439
Operating income	$7,204	$9,156
Net earnings (loss) attributable to common shareholders	$(7,497)	$3,877
Net earnings (loss) per share - Basic	$(0.79)	$5.09
Net earnings (loss) per share - Diluted	$(0.79)	$1.26

NOTE 4: DISPOSITION OF HOTEL PROPERTIES AND DISCONTINUED OPERATIONS

As of December 31, 2017, the Company had three hotels classified as held for sale. At the beginning of 2017, the Company had seven hotels held for sale and during the year classified an additional four hotels as held for sale. Eight of these hotels were sold during 2017.  None of the hotels reclassified as held for sale since the Company’s adoption of ASU 2014-08 on October 1, 2014 represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  As a result, only hotels classified as held for sale prior to October 1, 2014 (excluding those subsequent reclassified as held for use),  the last of which was sold in January 2016, are included in discontinued operations with all other hotels, including those subsequently sold or classified as held for sale, reported in continuing operations.

In 2017,  2016, and 2015, the Company sold eight hotels, 25 hotels, and 17 hotels, respectively, resulting in total gains of $7,049,  $24,256, and $7,759, respectively, of which $7,049,  $23,575, and $4,996, respectively, was included in continuing operations.  As discussed further in the Subsequent Events footnote (see Note 17), subsequent to December 31, 2017, the Company closed on the disposition of two hotels.

Included in these 2015 sales were two hotels in Alexandria, Virginia that were sold on July 13, 2015 for a combined gross sales price of $19,000.  These hotels represent a significant disposition, and as such, their operating results are disclosed.  The Alexandria Comfort Inn and Days Inn hotels had a  combined net loss of $665 for the year ended December 31, 2015. Net loss for the year ended December 31, 2015 includes impairment expense of $1,020 which was recognized following the hotels classification as held for sale. Loss attributable to noncontrolling interest related to these properties for the year ended December 31, 2015 was $3.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The following table sets forth the components of discontinued operations for the years ended December 31, 2016 and 2015:

	2016	2015

Revenue	$6	$2,923
Hotel and property operations expense	(4)	(1,946)
Net gain on dispositions of assets	681	2,997
Interest expense	(5)	(223)
Impairment recovery (loss)	-	121
	$678	$3,872

Capital expenditures	$-	$90

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 5.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On August 1, 2016, the Company entered into a joint venture with Three Wall Capital LLC and certain of its affiliates (“TWC”) to acquire an Aloft hotel in downtown Atlanta, Georgia.  The Company accounts for the Atlanta JV under the equity method.  The Company owns 80% of the Atlanta JV with TWC owning the remaining 20%.  The Atlanta JV is comprised of two companies: Spring Street Hotel Property II LLC, of which our operating partnership indirectly owns an 80% equity interest, and Spring Street Hotel OpCo II LLC, of which our TRS indirectly owns an 80% equity interest.  TWC owns the remaining 20% equity interest in these two companies.

On August 22, 2016, the Atlanta JV closed on the acquisition of the Atlanta Aloft for a purchase price of $43,550, subject to working capital and similar adjustments.  The purchase price was allocated by the Atlanta JV based on fair value, which was determined using Level 3 fair value inputs, as documented in the table below:

Hotel	Date of acquisition	Land	Buildings, improvements, and vehicles	Furniture and equipment	Land option (1)	Total purchase price	Debt at acquisition	Net cash paid
Aloft	08/22/2016	$13,025	$34,048	$2,667	$(6,190)	$43,550	$33,750	$9,800
Atlanta, GA

(1)	The purchase agreement includes a provision which permits the seller to purchase the surface parking lot north of the hotel exercisable for ten years at less than market rates

The purchase price for the Atlanta Aloft was paid with $9,800 in cash, of which $7,840 was contributed by Condor and $1,960 was contributed by TWC, and $33,750 of proceeds from a term loan secured by the property.  Condor additionally contributed $1,440 and TWC additionally contributed $360 to the Atlanta JV to cover acquisition costs and to provide working capital to the entity.  The term loan, obtained from LoanCore Capital Credit REIT LLC, has an initial term of 24 months with three 12-month extension periods which may be exercised at the Atlanta JV’s option subject to certain conditions and fees.  The interest rate is a floating rate calculated on the one-month LIBOR plus 5.0%, and as a condition to closing, the Atlanta JV purchased a LIBOR cap of 3.0%.  This loan remains outstanding at December 31, 2017 and has a current interest rate of 6.5%.  The loan is non-recourse to the Atlanta JV, subject to specified exceptions.  The loan is also non-recourse to Condor, except for certain customary carve-outs which are guaranteed by the Company.

Under the Atlanta JV agreement, the Atlanta JV is managed by TWC in accordance with business plans and budgets approved by both partners.  Major decisions as detailed in the agreement also require joint approval.  Condor may remove TWC as manager of the Atlanta JV and appoint a new manager only upon the occurrence of certain events.  The Atlanta Aloft hotel is managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC.  The Atlanta JV paid to Boast total management fees of $348 and $110 during the years ended December 31, 2017 and 2016, respectively.

Net cash flow from the Atlanta JV is distributed each fiscal year first with a 10% preferred return on capital contributions to Condor, second with a 10% preferred return on capital contributions to TWC, and third with any remainder distributed to the partners based on their pro-rata equity ownership. Profits are allocated in the same proportion as net cash flow.  Losses are allocated based on pro-rata equity ownership. Cash distributions totaling $1,479 were received by the Company from the Atlanta JV during the year ended December 31, 2017.  The Atlanta JV agreement also includes buy-sell rights for both members (generally after three years of hotel ownership for Condor and after five years for TWC) and Condor has a purchase option for TWC’s Atlanta JV ownership interest exercisable between the third and fifth anniversary of the hotel closing.

The following tables represent the total assets, liabilities, equity, and components of net income (loss), including the Company’s share, of the Atlanta JV as of and for the years ended December 31, 2017 and 2016:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

	As of December 31,
	2017	2016
Investment in hotel properties, net	$48,013	$49,305
Cash and cash equivalents	1,404	1,184
Restricted cash, property escrows	682	464
Accounts receivable, prepaid expenses, and other assets	176	320
Total Assets	$50,275	$51,273
Accounts payable, accrued expenses, and other liabilities	$1,019	$633
Land option liability	6,190	6,190
Long-term debt, net of deferred financing costs	33,382	33,155
Total Liabilities	40,591	39,978
Condor equity	7,747	9,036
TWC equity	1,937	2,259
Total Equity	9,684	11,295
Total Liabilities and Equity	$50,275	$51,273

	Year ended December 31,
	2017	2016
Revenue
Room rentals and other hotel services	$11,582	$3,703
Operating Expenses
Hotel and property operations	7,585	2,457
Depreciation and amortization	1,425	471
Acquisition	-	299
Total operating expenses	9,010	3,227
Operating income	2,572	476
Net loss on disposition of assets	(8)	(2)
Net loss on derivative	(3)	(6)
Interest expense	(2,323)	(773)
Net earnings (loss)	$238	$(305)

Condor allocated earnings (loss)	$190	$(244)
TWC allocated earnings (loss)	48	(61)
Net earnings (loss)	$238	$(305)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 6.  LONG-TERM DEBT

Long-term debt related to wholly owned properties, including debt related to hotel properties held for sale, consisted of the following loans payable at December 31:

Lender	Balance at December 31, 2017	Interest rate at December 31, 2017	Maturity	Amortization provision	Properties encumbered at December 31, 2017	Balance at December 31, 2016
Fixed rate debt
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18	$8,987	4.54%	08/2024	25 years	1	$-
Great Western Bank (1)	13,950	4.33%	12/2021 (13)	25 years	1	14,326
Great Western Bank (1)	1,380	4.33%	12/2021 (13)	7 years	-	1,599
Western Alliance Bank	-	(2)	02/2017	15 years	-	4,806
Western Alliance Bank	-	(3)	02/2018	15 years	-	2,803
Cantor Commercial Real Estate Lending	-	(4)	11/2017	30 years	-	5,713
Morgan Stanley Mortgage Capital Holdings, LLC	-	(5)	12/2017	25 years	-	912
Total fixed rate debt	24,317					30,159

Variable rate debt
Wells Fargo	26,465	4.44% (6)	11/2022 (14)	30 years	3	-
KeyBank credit facility (7)	73,303	4.55% (8)	03/2020 (15)	Interest only	12	-
Western Alliance Bank	-	(9)	11/2020	25 years	-	4,882
Western Alliance Bank	-	(9)	11/2020	25 years	-	9,863
The Huntington National Bank	-	(10)	11/2020	25 years	-	7,361
LMREC 2015 - CREI, Inc. (Latitude)	-	(11)	05/2018	$12 monthly (12)	-	11,124
Total variable rate debt	99,768				17	33,230

Total long-term debt	$124,085					$63,389
Less: Deferred financing costs	(3,504)					(669)
Total long-term debt, net of deferred financing costs	120,581					62,720
Less: Long-term debt related to hotel properties held for sale, net of deferred financing costs of $174 and $168	(4,976)					(14,802)

Long-term debt related to hotel properties held for use, net of deferred financing costs of $3,330 and $501	$115,605					$47,918

(1) Both loans are collateralized by Aloft Leawood

(2) Fixed rate of 7.17% prior to extinguishment with origination of credit facility on March 1, 2017

(3) Fixed rate of 4.75% prior to extinguishment with origination of credit facility on March 1, 2017

(4) Fixed rate of 4.25% prior to extinguishment with origination of credit facility on March 1, 2017

(5) Fixed rate of 5.83% prior to extinguishment with origination of credit facility on March 1, 2017

(6) Variable rate of 30-day LIBOR plus 2.39%, effectively fixed at 4.44% after giving effect to interest rate swap (see Note 8)

(7) Total unused availability under this credit facility was $11,934 at December 31, 2017; commitment fee on unused facility is 0.20%

(8) Borrowings under the facility accrue interest based on a leverage-based pricing grid, at the Company’s option, at either LIBOR plus a spread ranging from 2.25% to 3.00% (depending on leverage) or a base rate plus a spread ranging from 1.25% to 2.00% (depending on leverage); 30-day LIBOR for $50,000 notional effectively capped at 2.5% after giving effect to interest rate cap (see Note 8)

(9) Variable rate of 90-day LIBOR plus 3.25% prior to extinguishment with origination of Wells Fargo debt on October 4, 2017

(10) Variable rate of 30-day LIBOR plus 2.25%, effectively fixed at 4.13% after giving effect to interest rate swap (see Note 8) prior to extinguishment with origination of credit facility on March 1, 2017

(11) Variable rate of 30-day LIBOR plus 6.25%, 30-day LIBOR capped at 1.0% after giving effect to interest rate cap (see Note 8) prior to extinguishment with origination of credit facility on March 1, 2017

(12) $12 monthly payments began May 2016

(13) Term may be extended for additional two years subject to interest rate adjustments

(14) Two one-year extension options subject to the satisfaction of certain conditions

(15) Two one-year extension options available subject to certain conditions including the completion of specific capital achievements

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

At December 31, 2017, we had long-term debt of $118,935 associated with assets held for use with a weighted average term to maturity of 3.2 years and a weighted average interest rate of 4.50%.  Of this total, at December 31, 2017, $24,317 was fixed rate debt with a weighted average term to maturity of 2.4 years and a weighted average interest rate of 4.41% and 94,618 was variable rate debt with a weighted average term to maturity of 4.1 years and a weighted average interest rate of 4.52%.  At December 31, 2016, we had long-term debt of $48,419 associated with assets held for use with a weighted average term to maturity of 3.2 years and a weighted average interest rate of 4.94%.  Of this total, at December 31, 2016, $22,550 was fixed rate debt with a weighted average term to maturity of 3.7 years and a weighted average interest rate of  4.41% and $25,869 was variable rate debt with a weighted average term to maturity of 2.8 years and a weighted average interest rate of 5.39%.

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

	Held for sale	Held for use	Total
2018	$-	$1,083	$1,083
2019	-	1,183	1,183
2020	5,150	69,385	74,535
2021	-	14,344	14,344
2022	-	24,886	24,886
Thereafter	-	8,054	8,054
Total	$5,150	$118,935	$124,085

Financial Covenants

We are required to satisfy various financial covenants within our debt agreements, including the following financial covenants within our credit facility:

•

Leverage Ratio: The ratio of consolidated total indebtedness to consolidated total asset value cannot exceed 60%. When the first extension option becomes effective, the foregoing leverage ratio will no longer be applicable, and in lieu thereof, the ratio of consolidated total indebtedness to adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the most recently ended four fiscal quarters cannot exceed 6.25 to 1.

•	Secured Leverage Ratio: The ratio of consolidated secured indebtedness (excluding the credit facility) to consolidated total asset value cannot exceed 40%.
•

Fixed Charge Coverage Ratio: The ratio of adjusted consolidated EBITDA for the most recently ended four fiscal quarters to consolidated fixed charges for the most recently ended four fiscal quarters cannot be less than 1.50 to 1.

•	Tangible Net Worth: Consolidated tangible net worth cannot be less than $55 million plus 80% of net offering proceeds.
•	Unhedged Variable Rate Debt: Consolidated unhedged variable rate debt cannot exceed 25% of consolidated total asset value.
•	Distributions: The Company is permitted to make distributions during any period of four fiscal quarters in an aggregate amount of up to 95% of funds available for distribution.

Certain of the terms used in the foregoing descriptions of the financial covenants within our credit facility have the meanings given to them in the credit facility, and certain of the financial covenants are subject to pro forma adjustments for acquisitions and sales of hotel properties and for specific capital events.

As of December 31, 2017, we were in compliance with our financial covenants.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of December 31, 2017, we are not in default of any of our loans.

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

The Company has made an irrevocable election to record this Note in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of this Note. As such, gains and losses on the Note are included in net gain on derivatives and convertible debt within net earnings each reporting period. Gains (losses) related to this Note were recognized totaling $246 and ($303) during the years ended December 31, 2017 and 2016, respectively.  The fair value of the Note is determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options and is considered a Level 3 fair value measurement.  The fair value of the Note on the date of issuance was determined to be equal to its principal amount. Interest expense related to this Note is recorded separately from other changes in its fair value within interest expense each period.

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of December 31, 2017:

	Fair value as of December 31, 2017	Unpaid principal balance as of December 31, 2017	Fair value carrying amount (over)/under unpaid principal
6.25% Convertible Debt	$(1,069)	$(1,012)	$(57)

NOTE 8: FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At December 31, 2017, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the consolidated financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired hotel properties and related assumed debt in 2017, 2016, and 2015 (see Note 3), the acquisition accounting performed by the Atlanta JV in 2016 (see Note 5), in accounting for the equity transactions that occurred in March 2016 and 2017 (see Note 10), in the valuation of stock-based compensation grants (see Note 12), and in the valuation of impaired hotels during the years ended December 31, 2017, 2016, and 2015.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting the discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at December 31, 2017 and 2016 are as follows:

Associated debt	Type	Terms	Effective Date	Maturity Date	Notional amount at December 31, 2017	Notional amount at December 31, 2016
Wells Fargo	Swap	Swaps 30-day LIBOR for fixed rate of 2.053%	11/2017	11/2022	$26,465 (1)	$-

Credit facility	Cap	Caps 30-day LIBOR at 2.50%	03/2017	03/2019	$50,000	$-

Huntington	Swap	Swaps 30-day LIBOR + 2.25% for fixed rate of	11/2015	11/2020	$-	$7,361 (1)
4.13%; cancellable at Company's option anytime
after 11/01/2018 without penalty
Latitude	Cap	Caps 30-day LIBOR at 1.0%	03/2016	06/2017	$-	$11,124 (1)

(1)	Notional amounts amortize consistently with the principal amortization of the associated loans

Additionally, prior to the execution of the Exchange Agreement (see Note 10) on March 16, 2016 which extinguished the instrument, the Company was required to bifurcate and include on the balance sheet at fair value the embedded conversion option in the 6.25% Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) due to the presence of an antidilution provision that required an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instrument’s original conversion price.

Similarly, prior to the execution of the Exchange Agreement, the terms of the common stock warrants issued to the holders of the Series C Preferred Stock (see Note 10) also included an antidilution provision that required a reduction in the warrant’s exercise price should the conversion ratio of the Series C Preferred Stock be adjusted due to antidilution provisions. Accordingly, the warrants did not qualify for equity classification, and, as a result, the fair value of the derivative was shown as a derivative liability on the balance sheets. With the execution of the Exchange Agreement, this provision of these warrants was effectively eliminated and the conversion price was locked permanently.  Following this modification of terms, the warrants qualified for equity classification and were reclassified to additional paid-in capital at their fair value of $611 on the date of the modification.

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

All derivatives recognized by the Company are reported as either derivative assets or liabilities on the balance sheets and are adjusted to their fair value at each reporting date.  All gains and losses on derivative instruments are

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

included in net gain on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the statements of operations. Net gains of $190,  $6,680, and $11,578 were recognized related to derivative instruments for the years ended December 31, 2017, 2016, and 2015, respectively.

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial assets and (liabilities) carried at fair value and measured on a recurring basis:

	Fair value at December 31, 2017	Level 1	Level 2	Level 3
Interest rate derivatives	$77	$-	$77	$-
Series E Preferred embedded redemption option	314	-	-	314
Convertible debt	(1,069)	-	-	(1,069)
Total	$(678)	$-	$77	$(755)

	Fair value at December 31, 2016	Level 1	Level 2	Level 3
Interest rate derivatives	$(8)	$-	$(8)	$-
Convertible debt	(1,315)	-	-	(1,315)
Total	$(1,323)	$-	$(8)	$(1,315)

There were no transfers between levels during the years ended December 31, 2017, 2016, or 2015.

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the statements of operations during the periods:

	Year ended December 31,
	2017			2016
	Series E Preferred embedded redemption option	Convertible debt	Total	Series C Preferred embedded derivative	RES warrant derivative	Convertible debt	Total
Fair value, beginning of period	$-	$(1,315)	$(1,315)	$(6,271)	$(2,411)	$-	$(8,682)
Net gains (losses) recognized in earnings	164	246	410	4,848	1,800	(303)	6,345
Purchase and issuances	150	-	150	-	-	(1,012)	(1,012)
Sales and settlements	-	-	-	1,423	-	-	1,423
Gross transfers into Level 3	-	-	-	-	-	-	-
Gross transfers out of Level 3	-	-	-	-	611 (1)	-	611
Fair value, end of period	$314	$(1,069)	$(755)	$-	$-	$(1,315)	$(1,315)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$164	$246	$410	$-	$-	$(303)	$(303)

(1)	RES warrants were permanently reclassified to additional paid-in capital as discussed above

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of debt obligations with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

estimating the fair value of debt are classified in Level 2 of the fair value hierarchy. Both the carrying value and the estimated fair value of the Company’s long-term debt, excluding convertible debt which is presented in the balance sheets at fair value, are presented in the table below net of deferred financing costs:

	Carrying value at December 31,		Estimated fair value at December 31,
	2017	2016	2017	2016
Held for use	$115,605	$47,918	$115,239	$48,034
Held for sale	4,976	14,802	4,976	15,186
Total	$120,581	$62,720	$120,215	$63,220

Impaired Hotel Properties

In the performance of impairment analysis for both held for sale and held for use properties, fair value is determined with the assistance of independent real estate brokers and through the use of operating results and revenue multiples based on the Company’s experience with hotel sales as well as available industry information.  For held for sale properties, estimated selling costs are based on our experience with similar asset sales.  These are considered Level 3 fair value measurements.  The amount of impairment and recovery of previously recorded impairment recognized in the years ended December 31, 2017, 2016, and 2015 is shown in the tables below:

	Year ended December 31,
	2017		2016		2015
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Held for sale hotels:
Impairment loss	1	$(1,448)	-	$-	1	$(1,537)
Sold hotels:
Impairment loss	2	(783)	5	(1,477)	5	(2,377)
Recovery of impairment	2	80	-	-	1	85
Net impairment loss reported in continuing operations	5	$(2,151)	5	$(1,477)	7	$(3,829)

Discontinued Operations:
Sold hotels:
Impairment loss	-	$-	-	$-	1	$(117)
Recovery of impairment	-	-	-	-	3	238
Net impairment loss reported in discontinued operations	-	$-	-	$-	4	$121

Total net impairment:	5	$(2,151)	5	$(1,477)	11	$(3,708)

NOTE 9.  COMMON STOCK

The Company’s common stock is duly authorized, full paid, and non-assessable.

On March 11, 2015, an executive officer exercised a warrant to purchase 35,060 shares at the price of $9.88 per share (see Note 12).

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

On February 28, 2017, the holders of the Series D Preferred Stock voluntarily converted their shares into 6,004,957 shares of common stock at $10.40 per share pursuant to the terms of the preferred stock (see Note 10).

Effective on March 15, 2017, the Company effected a reverse stock split of its common stock at a ratio of 1-for-6.5.  No fractional shares of common stock were issued as fractional shares were settled in cash.  A total of 73 shares   were settled for $1. Impacted amounts and share information included in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the periods presented.

On March 29, 2017, the Company sold in an underwritten public offering 4,772,500 shares of its common stock, including 622,500 shares issued pursuant to the full exercise of an option to purchase additional shares of common stock granted to the underwriters, at a public offering price per share of $10.50. Net proceeds, after the payment of related expenses, from this offering totaled $45,850.

The Company’s common stock began trading on the NYSE American under its current symbol “CDOR” beginning at the open of market trading on July 21, 2017.  The Company’s common stock previously traded on the NASDAQ Stock Market.

On September 20, 2017, the Company entered into an equity distribution agreement with KeyBanc Capital Markets Inc. and BMO Capital Markets Corp. (collectively, the “Sales Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $50,000, subject to decrease in compliance with General Instruction I.B.6 of Registration Statement on Form S-3, of shares of our common stock pursuant to a prospectus supplement we filed with the Securities and Exchange Commission (“SEC”) through the Sales Agents acting as sales agent and/or principal, through an at-the-market offering program (our “ATM program”). Pursuant to Instruction I.B.6 to Registration Statement on Form S-3, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75,000.  During the year ended December 31, 2017, we sold 169,004 shares of common stock under the ATM program at an average sales price of $10.15 per share for gross proceeds totaling $1,715 and net proceeds of $1,619, after cash commissions of 2% of gross proceeds paid to the Sales Agents and additional related costs.

NOTE 10.  PREFERRED STOCK

On March 16, 2016, the Company entered into a series of agreements providing for:

•	the issuance and sale of the Company’s Series D Preferred Stock under a private transaction to SREP III Flight-Investco, L.P. (“SREP”), an affiliate of StepStone Group LP;
•	the exchange of all of the Company’s outstanding Series C Preferred Stock for Series D Preferred Stock; and
•	the cash redemption of all of the Company’s outstanding 8% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) and 10% Series B Cumulative Preferred Stock (“Series B Preferred Stock”).

In connection with these transactions, the Company and SREP entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) dated March 16, 2016 pursuant to which the Company issued and sold 3,000,000 shares of Series D Preferred Stock to SREP on the March 16, 2016 for an aggregate purchase price of $30,000. The Stock Purchase Agreement required that $20,147 of the purchase price be deposited into an escrow account for the purpose of effecting the redemption of the Series A and Series B Preferred Stock and that the remaining amount of the purchase price be delivered to the Company.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Simultaneously, the Company entered into the Exchange Agreement with RES pursuant to which all 3,000,000 outstanding shares of Series C Preferred Stock were exchanged for 3,000,000 shares of Series D Preferred Stock. Under the Exchange Agreement, in lieu of payment of accrued and unpaid dividends in the amount of $4,947 on the Series C Preferred Stock, the Company (a) paid to RES an amount of cash equal to $1,484, (b) issued to RES 245,156 shares of Series D Preferred Stock (such that RES, IRSA Inversiones y Representaciones Sociedad Anónima (“IRSA”), and their affiliates do not beneficially own in excess of 49% of the voting stock of the Company) and (c) issued to RES a convertible promissory note, bearing interest at 6.25% per annum, in the principal amount of $1,012 (see Note 7).

Pursuant to the Stock Purchase Agreement, on April 15, 2016, the Company redeemed all of the outstanding Series A and Series B Preferred Stock, in accordance with redemption notices issued on March 16, 2016, as follows:

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

Series C Preferred Stock

The Company entered into a Purchase Agreement dated November 16, 2011 for the issuance and sale of Series C Preferred Stock under a private transaction with RES. In two closings on February 1, 2012 and February 15, 2012, the Company completed the sale to RES of 3,000,000 shares of Series C Preferred Stock.    All of the Series C Preferred Stock remained outstanding prior to the execution of the Exchange Agreement on March 16, 2016.

Each of the 3,000,000 shares of Series C Preferred Stock was convertible, in whole or in part, at RES’s option, at any time, but subject to RES’s beneficial ownership limitation, into the number of shares of common stock equal to the $10.00 per share liquidation preference, divided by the conversion price then in effect,  which was equal to a rate of 0.9615385 shares of common stock for each share of Series C Preferred Stock.  A holder of Series C Preferred Stock would not have conversion rights to the extent the conversion would cause the holder and its affiliates to beneficially own more than 34% of voting stock.

Each share of Series C Preferred Stock was entitled to a dividend of $0.625 per year payable in equal quarterly dividends. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series C Preferred Stock to preserve capital and improve liquidity. Unpaid dividends accumulated and bore additional dividends at 6.25%, compounded quarterly.

The Series C Preferred Stock voted with the common stock as one class, subject to certain voting limitations. For any vote, the voting power of the Series C Preferred Stock was equal to the lesser of: (a) 0.12096 vote per share or (b) an amount of votes per share such that the vote of all shares of Series C Preferred Stock in the aggregate equal 34% of the combined voting power of all the Company voting stock, minus an amount equal to the number of votes represented by the other shares of voting stock beneficially owned by RES and its affiliates.

On March 16, 2016, the Series C Preferred Stock was extinguished under the Exchange Agreement discussed above.  Upon this extinguishment, the difference between the recorded value of the Series C Preferred Stock prior to the exchange and the fair value of the consideration received in the exchange, a total of $20,366, was recorded as a reduction of accumulated deficit as the amount is considered a deemed dividend on the Series C Preferred Stock.  Of this amount, $15,873 was recorded as a reduction of net earnings attributable to common shareholders as the portion

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

of this deemed dividend that was in excess of preferred dividends deducted to arrive at net earnings attributable to common shareholders in previous periods.

Series D Preferred Stock

Following the execution of the Stock Purchase Agreement and Exchange Agreement on March 16, 2016, there were 6,245,156 shares of Series D Preferred Stock outstanding at December 31, 2016.

The Series D Preferred stockholders ranked senior to the Company’s common stock and any other preferred stock issuances and received preferential cumulative cash dividends at a rate of 6.25% per annum, payable quarterly in arrears on each March 31, June 30, September 30, and December 31, or, if not a business day, the next succeeding business day, of the $10.00 face value per share.  Dividends on the Series D Preferred Stock accrued whether or not the Company had earnings, whether or not there were funds legally available for the payment of such dividends, whether or not such dividends were declared, and whether or not such dividends were prohibited by agreement. Whenever the dividends on the Series D Preferred Stock were in arrears for four consecutive quarters, then upon notice by holders of in the aggregate not less than 40% of the outstanding Series D Preferred Stock, the Company would (a) take all appropriate action reasonably within its means to maximize the assets legally available for paying such dividends and to monetize such assets (for example, but without limiting the generality of the foregoing, by selling or liquidating all of some of the Company’s assets or by selling the Company as a going concern), (b) pay out of all such assets legally available (including any proceeds from any sale or liquidation of such assets) the maximum possible amount of such unpaid dividends, and (c) thereafter, at any time and from time to time when additional assets of the Company (including any proceeds from any sale or liquidation of such assets) become legally available to pay such unpaid dividends, pay such remaining unpaid dividends until all dividends accumulated on the Series D Preferred Stock had been fully paid.  Dividends on the Series D Preferred Stock were paid when due throughout the life of the instrument.

Each share of Series D Preferred Stock was convertible, at the option of the holder, at any time into a number of shares of common stock determined by dividing the conversion price of $10.40 into an amount equal to the $10.00 face value per share plus accrued and unpaid dividends, if any. The conversion price was subject to anti-dilution adjustments upon the occurrence of stock splits and stock dividends.  Each outstanding share of Series D Preferred Stock would be converted into a number of shares of common stock determined by dividing the conversion price of $10.40 into the $10.00 face value per share, which is equal to a rate of 0.9615385 shares of common stock for each share of Series D Preferred Stock, automatically upon closing of a Qualified Offering (defined as a single offering of common stock of at least $50,000 or up to three offerings in the aggregate of at least $75,000, all with certain minimum prices per share and a potential make whole payment required in certain scenarios) without any further action by the holders of such shares or the Company.

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

The Company has rights to redeem up to 490,250 shares of the Series E Preferred Stock at prices from 110% to 130% of its liquidation value.  The holders have put rights commencing March 16, 2021 to put the Series E Preferred Stock to the Company at 130% of its liquidation preference, which the Company can satisfy with cash or common stock. The Series E Preferred Stock votes as a class on matters generally affecting the Series E Preferred Stock, and as long as 434,750 shares of Series E Preferred Stock (47% of the originally issued shares of Series E Preferred Stock) remain outstanding, then 75% approval of the Series E Preferred Stock will be required to approve merger, consolidation, liquidation or winding up of the Company, related party transactions exceeding $120, payment of dividends on common stock except from funds from operations or to maintain REIT status, the grant of exemptions from the Company’s charter limitation on ownership of 9.9% of any class or series of its securities (exclusive of persons currently holding exemptions), issuance of preferred stock or commitment or agreement to do any of the foregoing.

The Series E Preferred Stock was determined to have a fair value of $9,900 on the date of issuance as measured using a trinomial lattice-based model.  From this value, the embedded redemption option (see Note 8), which was determined to be an asset with a fair value on the date of issuance of $150 using the same model, was bifurcated and will be accounted for at fair value at each period end.  These are considered Level 3 fair value measurements.  The issuance of the Series E Preferred Stock is considered an inducement to convert the Series D Preferred Stock to common stock and as such, its fair value at issuance, plus related expenses totaling $1,210 in the year ended December 31, 2017, are reflected as a reduction of retained earnings and an increase in dividends declared and undeclared and in kind dividends deemed on preferred stock.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Impact of Preferred Stock on Net Earnings (Loss) Attributable to Common Shareholders

The components of dividends declared and undeclared and in kind dividends deemed on preferred stock are as follows:

	Year ended December 31,
	2017	2016	2015
Preferred A dividends accrued at stated rate	$-	$222	$727
Preferred A additional deemed dividends upon redemption	-	652	-
Preferred B dividends accrued at stated rate	-	243	831
Preferred B additional deemed dividends upon redemption	-	668	-
Preferred C dividends accrued at stated rate	-	455	2,074
Preferred C additional deemed dividends at exchange	-	15,418	-
Preferred D dividends accrued at stated rate	650	3,090	-
Preferred D inducement to convert	11,110	-	-
Preferred E dividends accrued at stated rate	483	-	-
Dividends declared and undeclared and in kind dividends deemed on preferred stock	$12,243	$20,748	$3,632

NOTE 11.  NONCONTROLLING INTEREST OF COMMON UNITS IN THE OPERATING PARTNERSHIP

At December 31, 2017 and 2016,  4,550,242 and 7,872,943 of the operating partnership’s common units were outstanding, respectively. These amounts include 4,550,242 and 2,609,791 common units held by limited partners at December 31, 2017 and 2016, respectively, and 5,263,152 LTIP units outstanding at December 31, 2016 which were not earned at that date and were subsequently cancelled on June 28, 2017 (see Note 12). The combined redemption value for the common units and LTIP units was $871 and $2,008 at December 31, 2017 and 2016, respectively.

Our ownership interest in the operating partnership as of December 31, 2017 and 2016 was 99.3% and 97.8%,  respectively, which includes consideration of the common units of the limited partners as well as the LTIP units.

Each limited partner of the operating partnership may, subject to certain limitations, require that the operating partnership redeem all or a portion of his or her common units at any time after a specified period following the date the units were acquired, by delivering a redemption notice to the operating partnership. When a limited partner tenders common units for redemption, the Company can, at its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock at a rate of one share of common stock for each 52 common units redeemed or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. No common units were redeemed in 2017, 2016, or 2015.

NOTE 12.  STOCK-BASED COMPENSATION

The Company previously had a 2006 Stock Plan which had been approved by the Company’s shareholders. The 2006 Stock Plan authorized the grant of stock options, stock appreciation rights, restricted stock, and stock bonuses for up to 9,615 shares of common stock. The 2006 Stock Plan expired on December 31, 2015.    As a replacement for the 2006 Stock Plan, the Board of Directors adopted the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 461,538.  As of December 31, 2017, there were 357,742 common shares available for issuance under the 2016 Stock Plan.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Options

At December 31, 2016, the Company had a total of 865 vested stock options outstanding with a weighted average exercise price of $48.945 per share.  These options expired unexercised on July 15, 2017.

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

The fair value of the service condition unvested share awards was determined based on the closing price of the Company’s common stock on the grant date.  The following table presents a summary of the service condition unvested share activity for the year ended December 31, 2017:

	Shares	Weighted-average grant date fair value
Unvested at December 31, 2016	-	$-
Granted	96,286	$10.54
Vested	(234)	$10.60
Forfeited	(220)	$10.54
Unvested at December 31, 2017	95,832	$10.54

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

The compensation cost related to awards that are contingent upon achieving a market based criteria is measured at the fair value of the award on the date of grant using the Monte Carlo simulation, including consideration of the market criteria, and amortized on a straight line basis over the derived performance period which is also estimated using this model.  The grant date fair value of this award, totaling $1,305, was determined using the following assumptions:

Volatility	25.0%
Stock price	$ 10.60
Dividend yield	7.4%
Risk free interest rate	0.89% - 1.81% based upon expected time of vesting

Performance Based Share Awards

Pursuant to an amendment of an employment agreement on June 28, 2017, an executive officer may earn shares of common stock if certain operating results of the Company are obtained.  Any such shares, if earned, will be issued under the 2016 Stock Plan or another shareholder approved plan.  For each of the Company’s fiscal years 2017 through 2021, if the Company achieves between 85% and 101% of budgeted Funds from Operations (“FFO”) as approved by the Board of Directors, the executive shall earn and be issued between 11,741 and 19,569 shares of

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

common stock, determined on a straight-line basis based on the percentage of budgeted FFO achieved.  In addition, for any fiscal year in which the Company achieves in excess of 101% of budgeted FFO, an additional 391 shares of common stock will be earned for each two percent actual FFO exceeds 101% of budgeted FFO, up to a total of 3,910 additional shares of common stock per year.

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

Warrants

On March 2, 2015, the Company granted a warrant to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment. The warrant entitles the executive to purchase a total of 101,213 authorized but previously unissued shares of the Company’s common stock with a grant date price at (i) $9.88 per share (the adjusted closing bid price of the common stock on Nasdaq on March 2, 2015) if at least one-third but not more than one-half of the shares were purchased on or prior to March 17, 2015, and (ii) $12.48 per share for shares purchased after. The warrant has a three-year term. The executive officer exercised the warrant in part to purchase 35,060 shares on March 11, 2015 at the price of $9.88 per share. The warrant remains exercisable for 66,153 shares at an exercise price of $12.48 per share.

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

	$9.88 Grant		$12.48 Grant
	March 2, 2015		March 2, 2015
Volatility	53.10%		78.60%
Expected forfeitures	0.00%		0.00%
Expected term	15	days	3.00	years
Risk free interest rate	0.02%		1.06%

LTIP Awards

On March 2, 2015, the Company granted an equity award of 5,263,152 LTIP units, representing profit interests in the operating partnership, to an executive officer of the company. The LTIP units were earned in one-third increments upon the Company’s common stock achieving price per share milestones of $22.75,  $29.25, and $35.75, respectively.  Earned LTIP units vested in March 2018, or earlier upon a change in control of the Company, and could be redeemed at the rate of one share of common stock for each 52 earned LTIP units for up to 101,213 common shares. These LTIP units were cancelled on June 28, 2017 pursuant to an amendment of the employment agreement with the executive officer.

The Company recorded compensation expense for the LTIP units based on the estimated fair value of the units on the date of grant determined using the Monte Carlo simulation model.  The Company used historical data among other factors to estimate expected price volatility, expected LTIP life, volume weighted average price, and expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the LTIP.  The following table summarizes the estimates used in the Monte Carlo option-pricing model related to the LTIP grant in 2015:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

	Grant Date March 2, 2015
Volatility	75.5%
Expected forfeitures	0.00%
Weighted average price	$9.945
Expected term	3.00	years
Risk free interest rate	1.06%

Director Fully Vested Share Compensation

Independent directors serving as members of the Investment Committee of the Board of Directors receive their monthly Investment Committee fees in the form of shares of the Company’s common stock.  Certain independent directors serving as members of the Board of Directors also elect to receive a portion of their director fees in the form of shares of the Company’s common stock.  A total of 5,369 and 2,361 shares were issued to independent directors under the 2016 Stock Plan during the years ended December 31, 2017 and 2016, respectively.  Shares issued for the year ended December 31, 2015 under the 2006 Stock Plan totaled 3,295.

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation, including the LTIP, related to employees and directors for the years ended December 31, 2017, 2016, and 2015 was $1,237,  $305, and $285, respectively, all of which is included in general and administrative expense.  Total unrecognized compensation cost related to all awards at December 31, 2017 was $1,573, which is expected to be recognized over a weighted-average remaining service period of 3.2 years.

NOTE 13.  INCOME TAXES

For the years ended December 2017, 2016, and 2015, the income tax expense related to the operating partnership, including primarily Alternative Minimum Tax (“AMT”) and certain state and local taxes, totaled $20,  $35, and $0, respectively.

The components of the income tax expense (benefit) from the TRS from continuing operations for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Year ended December 31,
	2017	2016	2015
Federal:
Current	$33	$90	$-
Deferred	(615)	-	-
State and local:
Current	12	-	-
Deferred	(45)	-	-
Income tax expense (benefit)	$(615)	$90	$-

Actual income tax expense of the TRS for the years ended December 31, 2017, 2016, and 2015 differs from the “expected” income tax expense (benefit) (computed by applying the appropriate U.S. federal income tax rate of 34% to earnings before income taxes) as a result of the following:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

	Year ended December 31,
	2017	2016	2015
Computed "expected" income tax (benefit) expense	$546	$993	$684
State income taxes, net of federal income tax (benefit) expense	47	139	82
(Decrease) increase in valuation allowance	(1,097)	(1,082)	(722)
Other	(145)	(50)	(44)
AMT	34	90	-
Total income tax expense (benefit)	$(615)	$90	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are as follows:

	As of December 31,
	2017	2016
Deferred Tax Assets
Accrued expenses and other	$104	$99
Net operating losses carried forward for federal income tax purposes	814	1,295
Net operating losses carried forward for state income tax purposes	579	182
AMT	123	-
Book depreciation in excess of tax depreciation	-	38
Subtotal deferred tax assets	1,620	1,614
Valuation allowance	(454)	(1,551)
Total deferred tax assets	1,166	63

Deferred Liabilities
Tax depreciation in excess of book depreciation	363	-
Atlanta JV basis difference	143	63
Total deferred tax liabilities	506	63
Net deferred tax assets	$660	$-

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of this analysis, the Company believed that a full valuation allowance against the net deferred tax asset position was necessary at December 31, 2016 and 2015 and as such no current or deferred federal income tax was recognized in the years then ended.  At December 31, 2017, it was determined by management that a valuation allowance against deferred tax assets was no longer required, with the exception of an allowance against certain state net operating losses, as management believes that it is more likely than not that remaining deferred tax assets will be realized.

After consideration of limitations related to a change in control as defined under Internal Revenue Code Section 382 following the Company’s common and preferred equity transactions,  the TRS’s net operating loss carryforward at December 31, 2017 as determined for federal income tax purposes was $3,876.  The availability of the loss carryforwards will expire in 2027 through 2034.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (“TCJA”), was enacted. The TCJA made many significant changes to the U.S. federal income tax laws as of January 1, 2018.  Pursuant to this legislation, the federal income tax rate applicable to corporations is permanently reduced to 21% and the corporate alternative minimum tax is repealed, and the deduction of net interest expense is limited for all businesses, provided

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives.

The reduced 21% federal income tax rate applicable to corporations will apply to taxable earnings reported for the full 2018 fiscal year. Accordingly, the Company has remeasured its net deferred tax assets using the lower federal tax rate that will apply when these amounts are expected to reverse.  As a result, in the fourth quarter of 2017, we recognized tax expense of $304 resulting from the revaluation of U.S. net deferred tax assets.

The SEC has issued Staff Accounting Bulletin No. 118 which permits the recording of provision amounts related to the impact of the TCJA during a measurement period which is not to exceed one year from the enactment date of the law.  The Company has included estimates related to the TCJA in these consolidated financial statements and will revalue those impacts as we continue to gather and analyze information.

As of December 31, 2017, the tax years that remain subject to examination by major tax jurisdictions generally include 2014 through 2017.

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

For income tax purposes, distributions paid per share for the years ended December 31, 2017 and 2016 were characterized as follows:

	For the year ended December 31,
	2017		2016
	Amount	%	Amount	%
Common Shares:
Ordinary income	$0.156000	20%	$0.455000	100%
Capital gain	-	-	-	-
Return of capital	0.624000	80%	-	-
Total	$0.780000	100%	$0.455000	100%

Series C Preferred Stock:
Ordinary income	$-	-	$1.649124	100%
Capital gain	-	-	-	-
Return of capital	-	-	-	-
Total	$-	-	$1.649124	100%

Series D Preferred Stock:
Ordinary income	$0.104160	100%	$0.494792	100%
Capital gain	-	-	-	-
Return of capital	-	-	-	-
Total	$0.104160	100%	$0.494792	100%

Series E Preferred Stock:
Ordinary income	$0.522569	100%	$-	-
Capital gain	-	-	-	-
Return of capital	-	-	-	-
Total	$0.522569	100%	$-	-

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The common share distribution declared on December 19, 2017 and paid on January 10, 2018 was treated as a 2018 distribution for tax purposes.  The preferred share distribution declared on December 19, 2017 and paid on January 2, 2018 was treated as a 2017 distribution for tax purposes.  The common and preferred share distributions declared on December 6, 2016 and paid on January 5, 2017 and January 3, 2017, respectively, were treated as 2016 distributions for tax purposes.

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

No dividends on common stock or preferred stock were declared or paid in 2015.

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

	Year ended December 31,
	2017	2016	2015
Numerator: Basic (1)
Net earnings (loss) attributable to common shareholders:
Continuing operations	$(9,362)	$1,390	$6,055
Discontinued operations	-	657	3,438
Total Net earnings (loss) attributable to common shareholders	(9,362)	2,047	9,493
Less: Allocation to participating securities	(56)	-	-
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$(9,418)	$2,047	$9,493

Numerator: Diluted (1)
Net earnings (loss) attributable to common shareholders from continuing operations, net of amount allocated to participating securities	$(9,418)	$1,390	$6,055
Dividends on Series C Preferred Stock	-	-	2,074
Dividends on Series D Preferred Stock	-	3,090	-
Unrealized gain on warrant derivative	-	-	(4,122)
Unrealized gain on Series C Preferred Embedded Derivative	-	-	(7,533)
Continuing operations - Diluted	(9,418)	4,480	(3,526)
Discontinued operations - Diluted	-	657	3,438
Total Diluted	$(9,418)	$5,137	$(88)

Denominator
Weighted average number of common shares - Basic	9,437,824	761,112	751,634
Unvested stock	-	-	619
Series C Preferred Stock	-	-	2,884,615
Series D Preferred Stock	-	4,774,433	-
Warrants - Employees	-	-	106
Warrants - RES	-	-	(61,504)
Weighted average number of common shares - Diluted	9,437,824	5,535,545	3,575,470

Earnings Per Share
Continuing operations - Basic	$(1.00)	$1.82	$8.06
Discontinued operations - Basic	-	0.85	4.55
Total - Basic Earnings (Loss) per Share	$(1.00)	$2.67	$12.61

Continuing operations - Diluted	$(1.00)	$0.78	$(0.98)
Discontinued operations - Diluted	-	0.13	0.98
Total - Basic Earnings (Loss) per Share	$(1.00)	$0.91	$-

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Year ended December 31,
	2017	2016	2015
Outstanding stock options (2)	258	865	865
Unvested restricted stock	48,869	-	-
Warrants - RES (2)	53,608	576,923	-
Warrants - Employees	66,153	66,153	55,249
Series C Preferred Stock	-	598,991	-
Series D Preferred Stock (2)	970,606	-	-
Series E Preferred Stock	560,115	-	-
Convertible debt	97,269	77,336	-
LTIP common units (1) (2)	49,636	101,213	84,576
Operating partnership common units (1)	70,722	46,265	13,008
Total potentially dilutive securities excluded from the denominator	1,917,236	1,467,746	153,698

(1)

LTIP and common units have been omitted from the denominator for the purpose of computing diluted EPS since the effect of including these amounts in the numerator and denominator would have no impact on calculated EPS.

(2)	Amounts above are weighted average amounts outstanding for the year. These instruments were no longer outstanding at December 31, 2017.

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

Each of the management companies employed by the TRS at December 31, 2017 receives a base monthly management fee of 3.0% to 3.5% of gross hotel revenue, with incentives for performance which increase such fee to a maximum of 5.0%.  For the years ended December 31, 2017, 2016, and 2015, base management fees incurred totaled $1,700,  $1,619, and $2,466, respectively, of which $1,700,  $1,619, and $2,348, respectively, was included in continuing operations as hotel and property operations expense.  For the years ended December 31, 2017, 2016 and 2015, incentive management fees, included in continuing operations in their entirety, totaled $306, $190, and $158, respectively.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Franchise Agreements

As of December 31, 2017,  16 of our 17 wholly owned properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue.  The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term.  Franchise fee expense totaled $3,800,  $3,123, and $3,883, for the years ended December 31, 2017, 2016, and 2015, respectively, of which $3,800,  $3,123, and $3,853, respectively, was included in continuing operations as hotel and property operations expense.

Leases

The Company has no land lease agreements in place related to properties owned at December 31, 2017.   Land lease expense related to properties previously owned totaled $9,  $105, and $105 for the years ended December 31, 2017, 2016, and 2015, respectively, all of which is included in continuing operations as hotel and property operations expense.

The Company entered into three new office lease agreements in 2016, replacing all existing office lease agreements.  These leases expire in 2019 through 2021 and have combined rent expense of approximately $154 annually.  Office lease expense totaled $154,  $199, and $163 in the years ended December 31, 2017, 2016, and 2015, respectively, and is included in general and administrative expense.

As of December 31, 2017, the future minimum lease payments applicable to non-cancellable operating leases are as follows:

Lease rents
2018	$159
2019	138
2020	61
2021	47
2022	-
$405

As of December 31, 2017, the Company had agreements with one restaurant and a cell tower operator for leased space at our hotel locations. Lease income totaled $71,  $86, and $198 for the years ended December 31, 2017, 2016, and 2015, respectively, of which $71,  $86, and $177, respectively, was included in continuing operations in room rentals and other hotel services revenue.

Benefit Plans

The Company has a qualified contributory retirement plan under Section 401(k) of the Code (the “401(k) Plan”) which covers all employees who meet certain eligibility requirements.  Voluntary contributions may be made to the 401(k) Plan by employees.  The 401(k) Plan is a Safe Harbor Plan and requires a mandatory employer contribution.  The employer contribution expense for the years ended December 31, 2017, 2016, and 2015 was $67,  $73, and $66, respectively, and is included in general and administrative expenses.

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

NOTE 16. QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter ended (unaudited)
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	Total 2017

Revenue	$10,361	$14,252	$15,562	$15,278	$55,453
Operating expenses	11,001	12,719	14,417	14,040	52,177
Operating income (loss)	(640)	1,533	1,145	1,238	3,276

Net gain (loss) on dispositions of assets	(3)	4,852	(46)	2,004	6,807
Equity in earnings (loss) of joint venture	111	25	159	(105)	190
Net gain on derivatives and convertible debt	175	227	14	20	436
Other income (expense), net	(1)	(39)	(43)	(28)	(111)
Interest expense	(971)	(1,092)	(1,405)	(1,706)	(5,174)
Loss on debt extinguishment	(800)	-	-	(167)	(967)
Impairment loss, net	(271)	(479)	(848)	(553)	(2,151)
Earnings (loss) before income tax expense	(2,400)	5,027	(1,024)	703	2,306
Income tax benefit (expense)	-	(35)	(15)	645	595

Net earnings (loss)	(2,400)	4,992	(1,039)	1,348	2,901
(Earnings) loss attributable to noncontrolling interest	50	(67)	7	(10)	(20)
Earnings (loss) attributable to controlling interests	(2,350)	4,925	(1,032)	1,338	2,881
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(11,603)	(271)	(205)	(164)	(12,243)
Net earnings (loss) attributable to common shareholders	$(13,953)	$4,654	$(1,237)	$1,174	$(9,362)

Earnings per Share (1)
Total - Basic Earnings (Loss) per Share	$(4.75)	$0.40	$(0.11)	$0.10	$(1.00)

Diluted Earnings Per Share (1)
Total - Diluted Earnings (Loss) per Share	$(4.75)	$0.37	$(0.11)	$0.10	$(1.00)

(1) Quarterly and total annual EPS are based on the weighted average number of shares outstanding during each quarter and the annual period. Due to rounding and differences in earnings and losses between the quarterly and annual periods, the sum of the quarterly EPS amounts may not equal the reported amounts for the year.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

	Quarter ended (unaudited)
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	Total 2016

Revenue	$12,503	$14,155	$13,519	$10,470	$50,647
Operating expenses	12,662	12,508	12,445	11,009	48,624
Operating income (loss)	(159)	1,647	1,074	(539)	2,023

Net gain on dispositions of assets	3,367	8,856	3,591	7,318	23,132
Equity in loss of joint venture	-	-	(54)	(190)	(244)
Net gain on derivatives and convertible debt	6,117	162	26	72	6,377
Other income (expense), net	(21)	23	85	(32)	55
Interest expense	(1,329)	(1,248)	(1,127)	(1,006)	(4,710)
Loss on debt extinguishment	(173)	(976)	(399)	(639)	(2,187)
Impairment loss, net	(793)	(121)	(343)	(220)	(1,477)
Earnings from continuing operations before income tax expense	7,009	8,343	2,853	4,764	22,969
Income tax expense	-	-	-	(125)	(125)
Earnings from continuing operations	7,009	8,343	2,853	4,639	22,844
Gain from discontinued operations, net of tax	678	-	-	-	678

Net earnings	7,687	8,343	2,853	4,639	23,522
Earnings attributable to noncontrolling interest	(389)	(178)	(61)	(99)	(727)
Earnings attributable to controlling interests	7,298	8,165	2,792	4,540	22,795
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(17,740)	(1,057)	(976)	(975)	(20,748)
Net earnings (loss) attributable to common shareholders	$(10,442)	$7,108	$1,816	$3,565	$2,047

Earnings per Share (1)
Continuing operations - Basic	$(14.63)	$9.36	$2.41	$4.68	$1.82
Discontinued operations - Basic	0.91	-	-	-	0.85
Total - Basic Earnings (Loss) per Share	$(13.72)	$9.36	$2.41	$4.68	$2.67

Diluted Earnings Per Share (1)
Continuing operations - Diluted	$(14.63)	$1.17	$0.39	$0.65	$0.78
Discontinued operations - Diluted	0.91	-	-	-	0.13
Total - Diluted Earnings (Loss) per Share	$(13.72)	$1.17	$0.39	$0.65	$0.91

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 17.  SUBSEQUENT EVENTS

Subsequent Property Activity

On January 18, 2018, the Company closed on the acquisition of the 122-room TownePlace Suites Austin North Tech Ridge for a purchase price of $19,750.  This acquisition was financed using proceeds from the Company’s credit facility.

The Company sold the 41-room Supertel Inn in Creston, Iowa on January 25, 2018 for gross proceeds of $2,050. Net proceeds from the sales were applied to the Company’s credit facility.

On February 21, 2018, the Company closed on the acquisition of the 93-room Home2 Suites Summerville / Charleston for a purchase price of $16,325.  This acquisition was financed using proceeds from the Company’s credit facility of $14,818 as well as cash totaling $1,507.

The Company sold the 135-room Comfort Suites in South Bend, Indiana on March 15, 2018 for gross proceeds of $6,100. Net proceeds from the sales were applied to the Company’s credit facility.

Subsequent to December 31, 2017 through March 16, 2018,  one additional hotel property met the criteria to be considered held for sale. Investment in hotel property, net of $1,191 and debt of $3,089 related to this property remain classified in the December 31, 2017 balance sheet as held for use.

Subsequent Equity Transactions

Subsequent to December 31, 2017 through March 16, 2018, the Company has sold 12,334 shares of common stock under the ATM program at an average sales price of $10.40 per share for gross proceeds totaling $128 and net proceeds of $125, including cash commission fees paid to the Sales Agents and additional related costs.

Condor Hospitality Trust, Inc. and Subsidiaries

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2017

(In thousands)

							Additions, (dispositions), and (impairments)
				Initial cost			Subsequent to acquisition				Gross amount at December 31, 2017
Brand	Location	Acquisition date	Encumbrance	Land	Buildings & Other	Furniture & equipment	Land	Buildings & Other		Furniture & equipment	Land	Buildings & Other	Furniture & equipment	Accumulated depreciation	Net book value
Super 8	Creston, Iowa	09/19/1978	KEY	$56	$765	$76	$89	$1,572		$907	$145	$2,337	$983	$(2,274)	$1,191
Quality Inn	Solomons, Maryland	06/01/1986	KEY	2,304	2,719	269	-	1,565		462	2,304	4,284	731	(3,356)	3,963
Comfort Suites	Ft. Wayne, Indiana	11/07/2005	KEY	1,200	3,964	840	-	1,060		617	1,200	5,024	1,457	(2,765)	4,916
Comfort Suites	South Bend, Indiana	11/30/2005	KEY	500	10,602	910	(302)	(4,714)		684	198	5,888	1,594	(1,884)	5,796
Supertel Inn	Creston, Iowa	06/30/2006	KEY	235	2,364	344	-	(16)		69	235	2,348	413	(1,055)	1,941
Hilton Garden Inn	Dowell, Maryland	05/25/2012	KEY	1,400	9,492	323	-	657		459	1,400	10,149	782	(1,987)	10,344
SpringHill Suites	San Antonio, Texas	10/01/2015	WELLS	1,597	14,353	1,550	-	114		34	1,597	14,467	1,584	(1,416)	16,232
Courtyard by Marriott	Jacksonville, Florida	10/02/2015	WELLS	2,100	11,050	850	-	178		68	2,100	11,228	918	(1,279)	12,967
Hotel Indigo	Atlanta, Georgia	10/02/2015	WELLS	800	8,700	1,500	-	97		212	800	8,797	1,712	(1,335)	9,974
Aloft	Leawood, Kansas	12/14/2016	GWB	3,339	18,046	1,115	-	133		61	3,339	18,179	1,176	(794)	21,900
Home2 Suites	Lexington, Kentucky	03/24/2017	KEY	905	14,204	1,351	-	150		12	905	14,354	1,363	(501)	16,121
Home2 Suites	Round Rock, Texas	03/24/2017	KEY	1,087	14,345	1,285	-	150		2	1,087	14,495	1,287	(480)	16,389
Home2 Suites	Tallahassee, Florida	03/24/2017	KEY	1,519	18,229	1,727	-	159		-	1,519	18,388	1,727	(623)	21,011
Home2 Suites	Southaven, Mississippi	04/14/17	MS	1,311	16,792	897	-	184		9	1,311	16,976	906	(593)	18,600
Hampton Inn & Suites	Lake Mary, Florida	06/19/2017	KEY	1,200	16,432	1,773	-	175		3	1,200	16,607	1,776	(387)	19,196
Fairfield Inn & Suites	El Paso, Texas	08/31/2017	KEY	1,014	14,297	1,089	-	100		-	1,014	14,397	1,089	(203)	16,297
Residence Inn	Austin, Texas	08/31/2017	KEY	1,495	19,630	1,275	-	150		25	1,495	19,780	1,300	(248)	22,327
Subtotal Hotel Properties				22,062	195,984	17,174	(213)	1,714	-	3,624	21,849	197,698	20,798	(21,180)	219,165
Construction in progress				-	-	-	-	87		191	-	87	191	-	278
Office building				69	1,517	-	(69)	(1,517)		505	-	-	505	(368)	137
Total				$22,131	$197,501	$17,174	$(282)	$284		$4,320	$21,849	$197,785	$21,494	$(21,548)	$219,580

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2017

(In thousands)

Encumbrance codes refer to the following lenders:

KEY	KeyBank credit facility
GWB	Great Western Bank
Wells	Wells Fargo
MS	Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18

See accompanying report of independent registered public accounting firm

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2017

(In thousands)

	ASSET BASIS	Total
(a)	Balance at January 1, 2015	$214,585
	Additions	46,489
	Disposals	(65,802)
	Impairment loss, net	(6,373)
	Balance at December 31, 2015	188,899
	Additions	25,618
	Disposals	(68,256)
	Impairment loss, net	(2,877)
	Balance at December 31, 2016	143,384
	Additions	134,709
	Disposals	(34,814)
	Impairment loss, net	(2,151)
	Balance at December 31, 2017	$241,128

	ACCUMULATED DEPRECIATION	Total
(b)	Balance at January 1, 2015	$75,403
	Depreciation for the period ended December 31, 2015	5,400
	Depreciation on assets sold or disposed	(19,938)
	Impairment loss, net	(2,665)
	Balance at December 31, 2015	58,200
	Depreciation for the period ended December 31, 2016	5,190
	Depreciation on assets sold or disposed	(33,477)
	Impairment loss, net	(1,400)
	Balance at December 31, 2016	28,513
	Depreciation for the period ended December 31, 2017	6,898
	Depreciation on assets sold or disposed	(13,863)
	Balance at December 31, 2017	$21,548

(a)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $245 million (unaudited).

(b)	Depreciation is computed based upon the following useful lives:

Buildings and improvements     15 - 40 years

Furniture and equipment             3 - 12 years

(c)	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in Note 6 to the consolidated financial statements.

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

Management’s Annual Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The Company’s management used the framework in Internal Control—Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants, and rights under existing equity compensation plans as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (including securities plans reflected in column(a)) (c)
Equity compensation plans approved by security holders	-	$-	357,742 (1)
Equity compensation plans not approved by security holders	66,153	12.48	-
Total	66,153	$12.48	357,742

(1)

Represents shares issuable under the Company’s 2016 Stock Plan. The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 461,538.    Additionally, an executive officer will be issued shares under the 2016 Stock Plan, if sufficient shares are then available under the 2016 Stock Plan, of 36,692 common shares each time stock market price targets of $11.00 to $18.00 (in one dollar increments) per common share are first achieved prior to March 31, 2022 based on the weighted-average common stock price for 60 consecutive trading days, and between 11,741 and 23,479 shares annually if budgeted Funds from Operations targets are achieved.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

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

Exhibits

3.1

Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 24, 2017).

3.2	Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 28, 2017).
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

10.3

Limited Liability Company Agreement of Spring Street Hotel OpCo II LLC dated as of August 22, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 22, 2016).

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

10.12

Agreement between Spring Street Hotel OpCo LLC and Boast Hotel Management Company LLC dated effective August 19, 2016 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 22, 2016).

10.13

Hotel Management Agreement dated as of December 14, 2016 between TRS KCI Loft, LLC and Presidian Destinations, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 14, 2016).

10.14

Hotel Management Agreement dated as of March 24, 2017 between TRS TLH Magnolia, LLC and Vista Host Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 24, 2017).

10.15

Hotel Management Agreement dated as of March 24, 2017 between TRS AUS Louis, LLC and Vista Host Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 24, 2017).

10.16

Hotel Management Agreement dated as of March 24, 2017 between TRS LEX Lowry, LLC and Vista Host Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 24, 2017).

10.17

Hotel Management Agreement dated as of April 14, 2017 between TRS MEM Southcrest, LLC and Vista Host Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (Commission file number 001-34087) dated March 24, 2017).

10.18

Hotel Management Agreement dated as of June 19, 2017 between TRS MCO Village, LLC and Peachtree Hospitality Management, LLC. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 19, 2017).

10.19

Hotel Management Agreement dated as of August 31, 2017 between TRS ELP Edge, LLC and Pillar Hotels & Resorts, LLC (incorporated by reference to Exhibit 10.7 filed with the Company’s Form 8-K (Commission file number 001-34087) dated August 31, 2017).

10.20

Hotel Management Agreement dated as of August 31, 2017 between TRS AUS Casey, LLC and Pillar Hotels & Resorts, LLC (incorporated by reference to Exhibit 10.8 filed with the Company’s Form 8-K (Commission file number 001-34087) dated August 31, 2017).

10.21

Loan Agreement dated as of August 22, 2016 between Spring Street Hotel Property LLC, Spring Street Hotel Opco LLC and LoanCore Capital Credit REIT LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 22, 2016).

10.22

Guaranty of Recourse Obligations by the Company and Alan Kanders and Raviraj Kiran Dave dated August 22, 2016 in favor of LoanCore Capital Credit REIT LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 22, 2016).

10.23

Loan Agreement dated as of December 14, 2016 among CDOR KCI Loft, LLC, TRS KCI Loft, LLC and Great Western Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 14, 2016).

10.24

Springing Unconditional Guaranty of Payment and Performance dated as of December 14, 2016 by the Company in favor of Great Western Bank (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 14, 2016).

10.25

Limited Guaranty of Payment and Performance dated as of December 14, 2016 by the Company in favor of Great Western Bank (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 14, 2016).

10.26

Credit Agreement dated as of March 1, 2017 by and among Condor Hospitality Limited Partnership, as Borrower, Keybank National Association and the other lenders party thereto, as Lenders, and Keybank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 1, 2017).

10.27

Unconditional Guaranty of Payment and Performance dated as of March 1, 2017 by Condor Hospitality REIT Trust, the Company and the subsidiary guarantors party thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 1, 2017).

10.28

First Amendment to Credit Agreement dated as of May 11, 2017 among Condor Hospitality Limited Partnership, as Borrower, the Company and the subsidiary guarantors party thereto, as Guarantors, Keybank National Association and the other lenders party thereto, as Lenders, and Keybank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 11, 2017).

10.29

Second Amendment to Credit Agreement dated as of December 13, 2017 among Condor Hospitality Limited Partnership, as Borrower,  the Company and the subsidiary guarantors party thereto, as Guarantors, Keybank National Association and the other lenders party thereto, as Lenders, and Keybank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 13, 2017).

10.30

Loan Agreement dated as of October 4, 2017 between CDOR Jax Court, LLC, TRS Jax Court, LLC, CDOR Atl Indy, LLC, TRS Atl Indy, LLC, CDOR San Spring, LLC and TRS San Spring, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated October 4, 2017).

10.31

Guaranty of Recourse Obligations dated as of October 4, 2017 by the Company to Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated October 4, 2017).

10.32

Cash Management Agreement dated as of October 4, 2017 by and among Wells Fargo Bank, National Association and CDOR Jax Court, LLC, TRS Jax Court, LLC, CDOR Atl Indy, LLC, TRS Atl Indy, LLC, CDOR San Spring, LLC and TRS San Spring, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated October 4, 2017).

10.33

Purchase Agreement, dated November 16, 2011, by and among the Company, Condor Hospitality Limited Partnership and Real Estate Strategies L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (Commission file number 001-34087) dated November 16, 2011).

10.34

Warrants issued to Real Estate Strategies L.P. dated February 1, 2012 and February 15, 2012 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.35

Investor Rights and Conversion Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.36

Registration Rights Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.37

Directors Designation Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.38

Agreement, dated August 9, 2013, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anonima (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 9, 2013).

10.39

Agreement, dated July 23, 2015, between Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anonima and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 23, 2015).

10.40

Warrant dated January 24, 2017 issued to Real Estate Strategies L.P. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.41

Agreement, dated as of February 28, 2017, by and among Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anónima and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 28, 2017).

10.42

Stock Purchase Agreement, dated as of March 16, 2016, between SREP III Flight-Investco, L.P. and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.43

Investor Rights Agreement, dated as of March 16, 2016, by and among SREP III Flight-Investco, L.P., StepStone Group Real Estate LP and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.44

Agreement, dated as of March 16, 2016, by and among Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anónima and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.45

Agreement, dated as of February 28, 2017, between SREP III Flight-Investco, L.P., StepStone Group Real Estate LP and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 28, 2017).

10.46	The Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).
10.47

Amendment to the Company’s 2006 Stock Plan dated May 28, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 28, 2009).

10.48

Amendment to the Company’s 2006 Stock Plan dated May 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 22, 2012).

10.49	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.50	The Company’s 2016 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 15, 2016).
10.51

Jeffrey W. Dougan Employment Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 9, 2013).

10.52

Jeffrey W. Dougan Restricted Stock Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 9, 2013).

10.53

Jeffrey W. Dougan Stock Option Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 9, 2013).

10.54

Amended and Restated Employment Agreement dated March 2, 2015 by and between the Company and J. William Blackham, as amended and restated on September 16, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated September 16, 2016).

10.55

Common Stock Purchase Warrant dated March 2, 2015 between the Company and J. William Blackham (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 2, 2015).

10.56

Amendment of Employment Agreement dated June 28, 2017 between J. William Blackham and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 28, 2017).

10.57

Form of Executive Officer and Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2016).

10.58	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 29, 2017).
10.59	Form of Director Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 19, 2017).
10.60

Agreement of Purchase and Sale dated as of August 29, 2016 between Leawood ADP, Ltd. and Condor Hospitality Limited Partnership (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 29, 2016).

10.61

Purchase and Sale Agreement dated as of January 23, 2017 between Condor Hospitality Limited Partnership and VHRMR TALL, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.62

Purchase and Sale Agreement dated as of January 23, 2017 between Condor Hospitality Limited Partnership and EASTVHR HS ROUND ROCK, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.63

Purchase and Sale Agreement dated as of January 23, 2017 between Condor Hospitality Limited Partnership and CVH LEXINGTON, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.64

Purchase and Sale Agreement dated as of January 23, 2017 between Condor Hospitality Limited Partnership and CVH SOUTHAVEN, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.65

Purchase and Sale Agreement dated as of April 29, 2017 between Condor Hospitality Limited Partnership and SI Lake Mary, LP. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated April 29, 2017).

10.66

Purchase and Sale Agreement Fairfield Inn & Suites El Paso Airport dated as of July 17, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (EP), LP (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 17, 2017).

10.67

First Amendment to Purchase and Sale Agreement Fairfield Inn & Suites El Paso Airport dated as of August 31, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (EP), LP (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 31, 2017).

10.68

Purchase and Sale Agreement Residence Inn Austin Airport dated as of July 17, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (AUSAP), LP (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 17, 2017).

10.69

First Amendment to Purchase and Sale Agreement Residence Inn Austin Airport dated as of August 31, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (AUSAP), LP (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 31, 2017).

10.70

Purchase and Sale Agreement TownePlace Suites Austin North Tech Ridge dated as of July 17, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (AUSN), LP (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 17, 2017).

10.71

First Amendment to Purchase and Sale Agreement TownePlace Suites Austin North Tech Ridge dated as of August 31, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (AUSN), LP (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 31, 2017).

21.0*	Subsidiaries.
23.1*	Consent of KPMG LLP

31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1*	Section 906 Certifications.
101.1*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Pursuant to Item 601 (b)(4) of Regulation S-K, certain instruments with respect to the Company’s long-term debt are not filed with this Form 10-K. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as Exhibits 10.46 through 10.59.

* Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto dually authorized

	March 19, 2018	/s/J. William Blackham
J. William Blackham
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/J. William Blackham		Chief Executive Officer	March 19, 2018
J. William Blackham		(Principal Executive Officer)

/s/Jonathan J. Gantt		Chief Financial Officer	March 19, 2018
Jonathan J. Gantt		(Principal Financial Officer)

/s/Arinn A. Cavey		Chief Accounting Officer	March 19, 2018
Arinn A. Cavey		(Principal Accounting Officer)

/s/James H. Friend		Chairmen of the Board	March 19, 2018
James H. Friend

/s/Daphne J. Dufresne		Board Member	March 19, 2018
Daphne J. Dufresne

/s/Daniel R. Elsztain		Board Member	March 19, 2018
Daniel R. Elsztain

/s/Donald J. Landry		Board Member	March 19, 2018
Donald J. Landry

/s/Brendan MacDonald		Board Member	March 19, 2018
Brendan MacDonald

/s/John M. Sabin		Board Member	March 19, 2018
John M. Sabin

/s/Benjamin Wall		Board Member	March 19, 2018
Benjamin Wall