Form 10-Q
period 2018-03-31
CONDOR HOSPITALITY TRUST, INC.
filed 2018-05-09
CIK 929545

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

As of April 30, 2018 there were 11,877,107 shares of common stock, par value $.01 per share, outstanding.

Condor Hospitality Trust, Inc. and Subsidiaries

Table of Contents

PART I.  FINANCIAL INFORMATION

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share data)

	As of
	March 31, 2018	December 31, 2017

Assets
Investment in hotel properties, net	$240,307	$205,730
Investment in unconsolidated joint venture	7,616	7,747
Cash and cash equivalents	4,609	5,441
Restricted cash, property escrows	4,983	4,894
Accounts receivable, net	1,995	1,707
Prepaid expenses and other assets	2,274	3,220
Derivative assets, at fair value	818	391
Investment in hotel properties held for sale, net	6,115	13,850
Total Assets	$268,717	$242,980

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$6,835	$7,046
Dividends and distributions payable	2,479	2,470
Convertible debt, at fair value	1,049	1,069
Long-term debt, net of deferred financing costs	141,825	112,621
Long-term debt related to hotel properties held for sale, net of deferred financing costs	6,007	7,960
Total Liabilities	158,195	131,166

Equity
Shareholders' Equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series E, 925,000 shares authorized, $.01 par value, 925,000 shares outstanding, liquidation preference of $9,395	10,050	10,050
Common stock, $.01 par value, 200,000,000 shares authorized; 11,873,139 and 11,833,573 shares outstanding	119	118
Additional paid-in capital	231,071	230,727
Accumulated deficit	(132,164)	(130,489)
Total Shareholders' Equity	109,076	110,406
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $925 and $871	1,446	1,408
Total Equity	110,522	111,814

Total Liabilities and Equity	$268,717	$242,980

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three months ended March 31,
	2018	2017
Revenue
Room rentals and other hotel services	$16,679	$10,361
Operating Expenses
Hotel and property operations	10,414	7,613
Depreciation and amortization	2,259	1,051
General and administrative	1,869	1,492
Acquisition and terminated transactions	19	502
Equity transactions	-	343
Total operating expenses	14,561	11,001
Operating income (loss)	2,118	(640)
Net loss on disposition of assets	(24)	(3)
Equity in earnings of joint venture	229	111
Net gain on derivatives and convertible debt	447	175
Other expense, net	(14)	(1)
Interest expense	(1,928)	(971)
Loss on debt extinguishment	-	(800)
Impairment (loss) recovery, net	93	(271)
Earnings (loss) from continuing operations before income taxes	921	(2,400)
Income tax expense	(129)	-
Net earnings (loss)	792	(2,400)
(Earnings) loss attributable to noncontrolling interest	(6)	50
Net earnings (loss) attributable to controlling interests	786	(2,350)
Dividends declared and in kind dividends deemed on preferred stock	(144)	(11,603)
Net earnings (loss) attributable to common shareholders	$642	$(13,953)

Earnings per Share
Total - Basic Earnings (Loss) per Share	$0.05	$(4.75)
Total - Diluted Earnings (Loss) per Share	$0.05	$(4.75)

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Three months ended March 31, 2017
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2016	6,245	$61,333	763	$8	$118,655	$(112,024)	$67,972	$2,827	$70,799
Stock-based compensation	-	-	14	-	34	-	34	-	34
Long-term incentive plan	-	-	-	-	-	-	-	43	43
Issuance of common stock	-	-	4,772	47	45,869	-	45,916	-	45,916
Issuance of common units	-	-	-	-	-	-	-	148	148
Dividends and distributions declared
Common Stock ($0.195 per share)	-	-	-	-	-	(2,253)	(2,253)	-	(2,253)
Series D Preferred Stock	-	-	-	-	-	(650)	(650)	-	(650)
Series E Preferred Stock	-	-	-	-	-	(50)	(50)	-	(50)
Fractional common shares settled in reverse stock split	-	-	-	-	(1)	-	(1)	-	(1)
Conversion of Series D Preferred to common stock and issuance of Series E Preferred	(6,245)	(61,333)	6,005	60	61,273	(10,903)	(10,903)	-	(10,903)
Warrant exchange	-	-	-	-	289	-	289	-	289
Net loss	-	-	-	-	-	(2,350)	(2,350)	(50)	(2,400)
Balance at March 31, 2017	-	$-	11,554	$115	$226,119	$(128,230)	$98,004	$2,968	$100,972

	Three months ended March 31, 2018
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2017	925	$10,050	11,834	$118	$230,727	$(130,489)	$110,406	$1,408	$111,814
Stock-based compensation	-	-	27	1	241	-	242	-	242
Issuance of common stock	-	-	12	-	103	-	103	-	103
Issuance of common units	-	-	-	-	-	-	-	50	50
Dividends and distributions declared
Common Stock ($0.195 per share)	-	-	-	-	-	(2,317)	(2,317)	-	(2,317)
Series E Preferred dividends declared	-	-	-	-	-	(144)	(144)	-	(144)
Common unit distribution declared ($0.00375 per unit)	-	-	-	-	-	-	-	(18)	(18)
Net earnings	-	-	-	-	-	786	786	6	792
Balance at March 31, 2018	925	$10,050	11,873	$119	$231,071	$(132,164)	$109,076	$1,446	$110,522

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited – In thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net earnings (loss)	$792	$(2,400)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,259	1,051
Net loss on disposition of assets	24	3
Net gain on derivatives and convertible debt	(447)	(175)
Equity in earnings of joint venture	(229)	(111)
Amortization of deferred financing costs	353	136
Loss on extinguishment of debt	-	800
Impairment (recovery) loss, net	(93)	271
Stock-based compensation and long-term incentive plan expense	402	77
Warrant issuance cost	-	289
Provision for deferred taxes	122	-
Changes in operating assets and liabilities:
(Increase) decrease in assets	(31)	693
Increase (decrease) in liabilities	(217)	991
Net cash provided by operating activities	2,935	1,625

Cash flows from investing activities:
Additions to hotel properties	(661)	(870)
Deposit on hotel property and franchise fees	-	(188)
Distributions in excess of cumulative earnings from joint venture	360	400
Hotel acquisitions	(35,623)	(54,602)
Net proceeds from sale of hotel assets	7,875	6,508
Net cash used in investing activities	(28,049)	(48,752)

Cash flows from financing activities:
Deferred financing costs	(150)	(2,554)
Proceeds from long-term debt	34,818	89,000
Principal payments on long-term debt	(7,770)	(76,405)
Debt early extinguishment penalties	-	(454)
Proceeds from common stock issuance	103	45,916
Fractional common shares settled in reverse stock split	-	(1)
Series E Preferred Stock issuance costs	-	(1,004)
Tax withholdings on stock compensation	(161)	-
Cash dividends paid to common shareholders	(2,308)	(149)
Cash dividends paid to common unit holders	(17)	-
Cash dividends paid to preferred shareholders	(144)	(1,676)
Other items	-	(59)
Net cash provided by financing activities	24,371	52,614

Increase (decrease) in cash, cash equivalents, and restricted cash	(743)	5,487
Cash, cash equivalents, and restricted cash beginning of period	10,335	13,676
Cash, cash equivalents, and restricted cash end of period	$9,592	$19,163

Supplemental cash flow information:
Interest paid	$1,515	$798
Income taxes paid, net of refunds	$22	$88

Schedule of noncash investing and financing activities:
Fair value of operating partnership common units issued in acquisitions	$50	$148
In kind dividends deemed on preferred stock	$-	$9,900

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“Condor”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of March 31,  2018, the Company owned 18 hotels in 10 states, including one hotel owned through an 80% interest in an unconsolidated joint venture (the “Atlanta JV”).    References to the “Company”, “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.

The Company, through its wholly owned subsidiary Condor Hospitality REIT Trust, owns a controlling interest in Condor Hospitality Limited Partnership (the “operating partnership”), for which we serve as general partner.  The operating partnership, including its various subsidiaries, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of 17 properties held by TRS Leasing, Inc.) and conducts all of its operations. At March 31, 2018, the Company owned 99.3% of the common operating units (“common units”) of the operating partnership with the remaining common units owned by other limited partners.

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

Historically, as a result of the geographic areas in which we operate, the operations of our hotels have been seasonal in nature.  Generally, occupancy rates, revenue, and operating income have been greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of our hotels located in Florida, which experience peak demand in the first and fourth quarters annually.  The results of our hotels acquired in and since 2015, because of their locations and chain scale, are expected to be less seasonal in nature than our legacy portfolio of assets.

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

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. Entities are consolidated if the determination is made that we are the primary beneficiary in a variable interest entity (“VIE”) or we maintain control of the asset through our voting interest or other rights in the operation of the entity.  The Company has concluded that our operating partnership meets the criteria to be considered a VIE of which the Company is the primary beneficiary and, accordingly, the Company consolidates the operating partnership. The Company’s sole significant asset is its investment in the operating partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the operating partnership. All of the Company’s debt is an obligation of the operating partnership.

Effective on March 15, 2017, the Company effected a reverse stock split of its common stock at a ratio of 1-for-6.5.  No fractional shares of common stock were issued as fractional shares were settled in cash. Impacted amounts and share information included in the consolidated financial statements and notes thereto have been adjusted for the stock split as if such stock split occurred on the first day of the periods presented. Certain amounts in the notes to the consolidated financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated financial statements for the periods presented. Interim results are not necessarily indicative of full-year performance for the year ending December 31, 2018 or any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Effective January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business.  As such, if substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. When we conclude that an acquisition meets this threshold, acquisition costs will be capitalized as part of our allocation of the purchase price of the acquired hotel properties.  This guidance is applied prospectively.  We concluded that all hotel acquisitions completed in the first quarter of 2018 are the acquisition of assets and as such acquisition costs were capitalized as part of these transactions (see Note 3).

Prior to January 1, 2018, hotel acquisitions were considered business combinations and acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees, were expensed as incurred.  These types of costs continue to be expensed if they are related to potential acquisitions that are not completed.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Investment in Joint Venture

If it is determined that we do not have a controlling interest in a joint venture, either through our financial interest in a VIE or through our voting interest in a voting interest entity (“VOE”) and we have the ability to provide significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliate as they occur, with losses limited to the extent of our investment in, advances to, and commitments to the investee. Pursuant to our Atlanta JV agreement, allocations of the profits and losses of our Atlanta JV may be allocated disproportionately to nominal ownership percentages due to specified preferred return rate thresholds.

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

In accordance with FASB ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, only disposals representing a strategic shift in operations that have a major effect on an entity’s operations and financial results are presented as discontinued operations.  We anticipate that most of our hotel dispositions will not be classified as discontinued operations as most will not fit this definition.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash and highly liquid investments with original maturities of three months or less when acquired, and are carried at costs which approximates fair value.

Restricted cash consists of cash held in escrow for the replacement of furniture and fixtures or for real estate taxes and property insurance as required under certain loan agreements.

Revenue Recognition

Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary services. Room revenue is recognized over a customer's hotel stay at the daily contract rate as the Company’s performance obligations are fulfilled at the end of each day that the customer is provided a room.   Revenue from food and beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized on these distinct goods and services at the contract rate at the point in time or over the time period that goods or services are provided to the customer and the related performance obligations are fulfilled. Certain ancillary services are provided by third parties and the Company assesses whether it is the principal or agent in these arrangements. If the Company is the agent, revenue is recognized based upon the commission earned from the third party. If the Company is the principal, the Company recognizes revenue based upon the gross sales price.  Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. The Company maintains an allowance for doubtful accounts sufficient to cover estimated potential credit losses.

Sales, use, occupancy, and similar taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the statements of operations.

Hotel operating revenues can be disaggregated into the following categories to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the three months ended March 31,
	2018	2017
Rooms	$15,927	$9,660
Food and beverages	375	370
Other	377	331
Total revenue	$16,679	$10,361

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

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP when it became effective.  The original updated accounting guidance was effective for annual and interim reporting periods in fiscal years beginning after December 15, 2016, however, in July 2015, the FASB approved a one year delay of the effective date to fiscal years beginning after December 15, 2017.  As such, the standard was effective for the Company on January 1, 2018 and was adopted on that date using the modified retrospective transition method.  Due to the short-term nature of the Company’s revenue streams, the adoption of this standard had no impact on the Company’s revenue or net income, and therefore, no adjustment was recorded to the Company’s opening accumulated deficit.  The adoption of this standard resulted in additional disclosures.  Furthermore, for real estate sales to third parties,

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

primarily a result of disposition of real estate in exchange for cash with few contingencies, the standard did not impact the recognition of our accounting for these sales.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payment, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This guidance is effective for the Company for years beginning after December 15, 2017.  The Company has adopted ASU 2016-15 for the year beginning on January 1, 2018.  The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires companies to show the changes in the total of cash, cash equivalents, and restricted cash equivalents in the statement of cash flows. This guidance is effective for the Company for years beginning after December 15, 2017, including interim periods within those years.  The Company has adopted ASU 2016-18 for the year beginning on January 1, 2018.  The adoption of ASU No. 2016-18 changed the presentation of the statements of cash flows for the Company to include changes to cash and cash equivalents and restricted cash for all periods presented.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business combinations. As a result of the standard, we anticipate that the majority of our hotel purchases will be considered asset purchases as opposed to business combinations and as such the related acquisition costs will be capitalized. However, the determination will be made on a transaction-by-transaction basis.  This standard is applied on a prospective basis and, therefore, it does not affect the accounting for any of our previous transactions.  This standard was effective for annual periods beginning after December 15, 2017, although early adoption is permitted.  The Company has adopted ASU 2017-01 for the year beginning on January 1, 2018.

Recently Issued Accounting Standards

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

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consisted of the following at March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018			December 31, 2017
	Held for sale	Held for use	Total	Held for sale	Held for use	Total
Land	$1,346	$22,503	$23,849	$1,779	$20,070	$21,849
Buildings, improvements, vehicle	7,290	210,632	217,922	15,459	180,593	196,052
Furniture and equipment	2,453	20,899	23,352	4,446	16,857	21,303
Initial franchise fees	70	1,809	1,879	137	1,509	1,646
Construction-in-progress	2	250	252	7	271	278
Investment in hotel properties	11,161	256,093	267,254	21,828	219,300	241,128
Less accumulated depreciation	(5,046)	(15,786)	(20,832)	(7,978)	(13,570)	(21,548)
Investment in hotel properties, net	$6,115	$240,307	$246,422	$13,850	$205,730	$219,580

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 3.  ACQUISITION OF HOTEL PROPERTIES

During the three months ended March 31, 2018, the Company acquired two wholly owned hotel properties.  The allocation of the purchase price based on fair value was as follows:

	Date of acquisition	Land	Buildings, improvements, and vehicle	Furniture and equipment	Intangible asset	Total purchase price & acquisition costs (1)	Debt at acquisition (2)	Issuance of common units (3)	Net cash
TownePlace Suites	01/18/2018	$1,435	$16,453	$1,728	$190	$19,806	$19,806	$-	$-
Austin, TX
Home2 Suites	02/21/2018	997	13,474	1,853	53	16,377	14,818	50	1,509
Summerville, SC
Total		$2,432	$29,927	$3,581	$243	$36,183	$34,624	$50	$1,509

(1)	Contractual purchase price of $19,750 and $16,325 for Austin TownePlace Suites and Summerville Home2 Suites, respectively.
(2)	All debt was drawn from the $150,000 secured revolving credit facility (the “credit facility”) at acquisition.
(3)	Total issuance of 259,685 common units. Common units may be redeemed at a rate of one common share for 52 common units (see Note 11).

Included in the consolidated statement of operations for the three months ended March 31, 2018 are total revenues of $1,413 and total operating income of $529 which represent the results of operations for the two hotels acquired in 2018 since the date of acquisition.

During the three months ended March 31, 2017, the Company acquired three wholly owned hotel properties.  The allocation of the purchase price based on fair value was as follows:

	Date of acquisition	Land	Buildings, improvements, and vehicle	Furniture and equipment	Intangible asset	Total purchase price	Debt at acquisition (1)	Issuance of common units (2)	Net cash
Home2 Suites	03/24/2017	$905	$14,204	$1,351	$40	$16,500	$16,455	$45	$-
Lexington, KY
Home2 Suites	03/24/2017	1,087	14,345	1,285	33	16,750	16,705	45	-
Round Rock, TX
Home2 Suites	03/24/2017	1,519	18,229	1,727	25	21,500	21,442	58	-
Tallahassee, FL
Total		$3,511	$46,778	$4,363	$98	$54,750	$54,602	$148	$-

(1)	All debt was drawn from the credit facility at acquisition.
(2)	Total issuance of 593,896 common units. Common units may be redeemed at a rate of one common share for 52 common units (see Note 11).

Included in the consolidated statement of operations for the three months ended March 31, 2017 are total revenues of $305 and total operating income of $173 which represent the results of operations for the three hotels acquired in 2017 since the date of acquisition.

All purchase price allocations were determined using Level 3 fair value inputs.

Pro Forma Results

In addition to the two properties acquired in the first quarter of 2018 and the three properties acquired in the first quarter of 2017, the Company also acquired two wholly owned properties in the second quarter of 2017, the Home2 Suites Southaven, MS (purchase price of $19,000) and the Hampton Inn & Suites Lake Mary, FL (purchase price of $19,500 including post purchase adjustment of $250), and two wholly owned properties in the third quarter of 2017, the Fairfield Inn & Suites El Paso, TX (purchase price of $16,400) and the Residence Inn Austin, TX (purchase price of $22,400).

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following condensed pro forma financial data is presented as if all acquisitions completed in 2018  were completed on January 1, 2017 and all acquisitions completed in 2017 were completed on January 1, 2016. Supplemental pro forma earnings were adjusted to exclude all acquisition expenses recognized in the periods presented as if these acquisition costs had been incurred in prior periods but were not adjusted to remove the results of hotels sold during and between the periods.  Results for periods prior to the Company’s ownership are based on information provided by the prior owners, adjusted for differences in interest expense, depreciation expense, and management fees following the Company’s ownership and have not been audited or reviewed by our independent auditors.  All hotels were in operation for all periods presented with the exception of the TownePlace Suites Austin, TX which opened on January 3, 2017 and the Home2 Suites Summerville, SC which opened on July 18, 2017.

The condensed pro forma financial data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2017 or 2016, nor do they purport to represent the results of operations for future periods.

	Three months ended March 31,
	2018	2017
Total revenue	$17,322	$18,025
Operating income	$2,280	$1,729
Net earnings (loss) attributable to common shareholders	$671	$(13,048)
Net earnings (loss) per share - Basic	$0.06	$(4.44)
Net earnings (loss) per share - Diluted	$0.06	$(4.44)

NOTE 4.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On August 1, 2016, the Company entered into a joint venture, the Atlanta JV, with Three Wall Capital LLC and certain of its affiliates (“TWC”) to acquire an Aloft hotel in downtown Atlanta, Georgia.  The Atlanta Aloft acquisition had a total purchase price of $43,550 and closed on August 22, 2016.  The Company accounts for the Atlanta JV under the equity method.  Condor owns 80% of the Atlanta JV with TWC owning the remaining 20%.  The Atlanta JV is comprised of two companies: Spring Street Hotel Property II LLC, of which the operating partnership indirectly owns an 80% equity interest, and Spring Street Hotel OpCo II LLC, of which our TRS indirectly owns an 80% equity interest.  TWC owns the remaining 20% equity interest in these two companies.

The purchase was partially funded with a $33,750 term loan secured by the property.  The term loan, obtained from LoanCore Capital Credit REIT LLC, has an initial term of 24 months with three 12-month extension periods, which may be exercised at the Atlanta JV’s option subject to certain conditions and fees.  The interest rate is a floating rate calculated on the one-month LIBOR plus 5.0%, and as a condition to closing, the Atlanta JV purchased a LIBOR cap of 3.0%.  The term loan remains outstanding at March 31, 2018 and has a current interest rate of 6.8125%. The loan is non-recourse to the Atlanta JV, subject to specified exceptions.  The loan is also non-recourse to Condor, except for certain customary carve-outs which are guaranteed by the Company.

Under the Atlanta JV agreement, the Atlanta JV is managed by TWC in accordance with business plans and budgets approved by both partners.  Major decisions as detailed in the agreement also require joint approval.  Condor may remove TWC as manager of the Atlanta JV and appoint a new manager only upon the occurrence of certain events.  The Atlanta Aloft hotel is managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC.  The Atlanta JV paid to Boast total management fees of $98 and $89 for the three months ended March 31, 2018 and 2017, respectively.

Net cash flow from the Atlanta JV is distributed each quarter first with a 10% annual preferred return on capital contributions to Condor, second with a 10% annual preferred return on capital contributions to TWC, and third with any remainder distributed to the partners based on their pro-rata equity ownership. Profits are allocated in the same proportion as net cash flow. Losses are allocated based on pro-rata equity ownership. Cash distributions totaling $360 and $400 were received by the Company from the Atlanta JV in the three months ended March 31, 2018 and 2017, respectively. The Atlanta JV agreement also includes buy-sell rights for both members (generally after three

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

years of hotel ownership for Condor and after five years for TWC) and Condor has a purchase option for TWC’s Atlanta JV ownership interest exercisable between the third and fifth anniversary of the hotel closing.

The following table represents the total assets, liabilities, and equity, including the Company’s share, of the Atlanta JV as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018	December 31, 2017
Investment in hotel properties, net	$47,660	$48,013
Cash and cash equivalents	1,484	1,404
Restricted cash, property escrows	1,049	682
Accounts receivable, prepaid expenses, and other assets	415	176
Total Assets	$50,608	$50,275

Accounts payable, accrued expenses, and other liabilities	$1,460	$1,019
Land option liability	6,190	6,190
Long-term debt, net of deferred financing costs	33,438	33,382
Total Liabilities	41,088	40,591
Condor equity	7,616	7,747
TWC equity	1,904	1,937
Total Equity	9,520	9,684
Total Liabilities and Equity	$50,608	$50,275

The table below provides the components of net earnings, including the Company’s share of the Atlanta JV, for the three months ending March 31, 2018 and 2017.

	Three months ended March 31,
	2018	2017
Revenue
Room rentals and other hotel services	$3,272	$2,989
Operating Expenses
Hotel and property operations	2,005	1,861
Depreciation and amortization	357	354
Total operating expenses	2,362	2,215
Operating income	910	774
Net loss on disposition of assets	(9)	(1)
Interest expense	(615)	(662)
Net earnings	$286	$111

Condor allocated earnings	$229	$111
TWC allocated earnings	57	-
Net earnings	$286	$111

NOTE 5.  DISPOSITIONS OF HOTEL PROPERTIES AND DISCONTINUED OPERATIONS

As of March 31, 2018, the Company had two hotels classified as held for sale.  At December 31, 2017, the Company had three hotels held for sale and during the three months ended March 31, 2018 sold two properties and classified one additional property as held for sale.

During the three months ended March 31, 2018 and 2017, the Company sold two hotels in each period, resulting in total gains of $37 and $0,  respectively.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 6.  LONG-TERM DEBT

Long-term debt related to wholly owned properties, including debt related to hotel properties held for sale, consisted of the following loans payable at March 31, 2018 and December 31, 2017:

Lender	Balance at March 31, 2018	Interest rate at March 31, 2018	Maturity	Amortization provision	Properties encumbered at March 31, 2018	Balance at December 31, 2017
Fixed rate debt
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18	$8,944	4.54%	08/2024	25 years	1	$8,987
Great Western Bank (1)	13,897	4.33%	12/2021 (5)	25 years	1	13,950
Great Western Bank (1)	1,346	4.33%	12/2021 (5)	7 years	-	1,380
Total fixed rate debt	24,187					24,317

Variable rate debt
Wells Fargo	26,358	4.06% (2)	11/2022 (6)	30 years	3	26,465
KeyBank credit facility (3)	100,588	4.33% (4)	03/2020 (7)	Interest only	12	73,303
Total variable rate debt	126,946				17	99,768

Total long-term debt	$151,133					$124,085
Less: Deferred financing costs	(3,301)					(3,504)
Total long-term debt, net of deferred financing costs	147,832					120,581
Less: Long-term debt related to hotel properties held for sale, net of deferred financing costs of $143 and $279	(6,007)					(7,960)
Long-term debt related to hotel properties held for use, net of deferred financing costs of $3,158 and $3,225	$141,825					$112,621

(1) Both loans are collateralized by Aloft Leawood.

(2)  Variable rate of 30-day LIBOR plus 2.39%,  effectively fixed at 4.44% after giving effect to interest rate swap (see Note 8).

(3) $150,000 credit facility that includes an accordion feature that would allow the credit facility to be increased to $400,000 with additional lender commitments. Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility.  Total unused availability under this credit facility was $3,277 at March 31, 2018.  The commitment fee on unused facility is 0.20%.

(4) Borrowings under the facility accrue interest based on a leverage-based pricing grid, at the Company’s option, at either LIBOR plus a spread ranging from 2.25% to 3.00% (depending on leverage) or a base rate plus a spread ranging from 1.25% to 2.00% (depending on leverage); 30-day LIBOR for $50,000 notional capped at 2.5% after giving effect to market rate cap (see Note 8).

(5) Term may be extended for additional two years subject to interest rate adjustments.

(6) Two one-year extension options subject to the satisfaction of certain conditions.

(7) Two one-year extension options available subject to certain conditions including the completion of specific capital achievements.

Debt is classified as held for sale if the properties collateralizing it are held for sale. Debt associated with assets held for sale is classified in the table below based on its contractual maturity although the balances are expected to be repaid within one year upon the sale of the related hotel properties. Aggregate annual principal payments on debt for the remainder of 2018 and thereafter are as follows:

	Held for sale	Held for use	Total
Remainder of 2018	$-	$846	$846
2019	-	1,183	1,183
2020	6,150	95,670	101,820
2021	-	14,344	14,344
2022	-	24,886	24,886
Thereafter	-	8,054	8,054
Total	$6,150	$144,983	$151,133

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

As of March 31, 2018, we were in compliance with our financial covenants.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of March 31, 2018, we are not in default of any of our loans.

NOTE 7.  CONVERTIBLE DEBT AT FAIR VALUE

As part of an Exchange Agreement entered into on March 16, 2016 with Real Estate Strategies, L.P. (“RES”), the Company issued to RES a Convertible Promissory Note (the “Note”), bearing interest at 6.25% per annum, in the principal amount of $1,012 initially convertible into shares of 6.25% Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”), which could be subsequently converted into 97,269 shares of common stock.  Following the conversion of all of the outstanding Series D Preferred Stock into common stock and the issuance of the 6.25% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”) on March 1, 2017, the Note was amended to be convertible directly into 97,269 shares of common stock at any time at the option of RES or automatically when the Series E Preferred Stock is required to be converted or is redeemed in whole (see Note 10).  The Note is not convertible to the extent that a conversion would cause RES, together with its affiliates, to beneficially own more than 49% of the voting stock of the Company at the time of the conversion.  Any conversion reduces the principal amount of the Note proportionally.

The Company has made an irrevocable election to record this convertible debt in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of this Note. As such, gains and losses on the Note are included in net gain on derivatives and convertible debt within net earnings each reporting period. Gains related to this Note were recognized totaling $20 and $240 during the three months ended March 31, 2018 and 2017, respectively.  The fair value of the Note is determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options. The fair

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

value of the Note on the date of issuance was determined to be equal to its principal amount. Interest expense related to this Note is recorded separately from other changes in its fair value within interest expense each period.

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of March 31, 2018:

	Fair value as of March 31, 2018	Unpaid principal balance as of March 31, 2018	Fair value carrying amount over/(under) unpaid principal
6.25% Convertible Debt	$1,049	$1,012	$37

NOTE 8. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At March 31, 2018, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired properties in 2018 and 2017 (see Note 3), in the accounting for the Company’s equity transactions that occurred in March 2017 (see Note 10),  and in the valuation of the stock-based compensation grants (see Note 12) and impaired hotels during the three months ended March 31, 2018 and 2017.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on expectations of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at March 31, 2018 and December 31, 2017 are as follows:

Associated debt	Type	Terms	Effective Date	Maturity Date	Notional amount at March 31, 2018	Notional amount at December 31, 2017
Wells Fargo	Swap	Swaps 30-day LIBOR for fixed rate of 2.053%	11/2017	11/2022	$26,358 (1)	$26,465 (1)
Credit facility	Cap	Caps 30-day LIBOR at 2.50%	03/2017	03/2019	$50,000	$50,000

(1)	Notional amount amortizes consistently with the principal amortization of the associated loan.

Additionally, included in the Series E Preferred Stock issued on March 1, 2017 is a redemption right that allows the Company to redeem up to a total of 490,250 shares of Series E Preferred Stock for specific percentages of its liquidation preference (see Note 10).  This option requires bifurcation and was determined to be an asset with a fair value on the date of issuance of $150 using a trinomial lattice-based model, considered a Level 3 fair value measurement.

All derivatives recognized by the Company are reported as derivative assets on the consolidated balance sheets and are adjusted to their fair value at each reporting date. All gains and losses on derivative instruments are included in net gain on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the consolidated statements of operations. Net gains (losses) of $427 and ($65) for the three months ended March 31, 2018 and 2017, respectively, were recognized related to derivative instruments.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial assets and (liabilities) carried at fair value and measured on a recurring basis:

	Fair value at
	March 31, 2018	Level 1	Level 2	Level 3
Interest rate derivatives	$538	$-	$538	$-
Series E Preferred embedded redemption option	280	-	-	280
Convertible debt	(1,049)	-	-	(1,049)
Total	$(231)	$-	$538	$(769)

	Fair value at
	December 31, 2017	Level 1	Level 2	Level 3
Interest rate derivatives	$77	$-	$77	$-
Series E Preferred embedded redemption option	314	-	-	314
Convertible debt	(1,069)	-	-	(1,069)
Total	$(678)	$-	$77	$(755)

There were no transfers between levels during the three months ended March 31, 2018 or 2017.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the consolidated statements of operations during the periods:

	Three months ended March 31,
	2018			2017
	Series E Preferred embedded redemption option	Convertible debt	Total	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$314	$(1,069)	$(755)	$-	$(1,315)	$(1,315)
Net gains (losses) recognized in earnings	(34)	20	(14)	(57)	240	183
Purchase and issuances	-	-	-	150	-	150
Fair value, end of period	$280	$(1,049)	$(769)	$93	$(1,075)	$(982)
			-			-
Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$(34)	$20	$(14)	$(57)	$240	$183

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Carrying value as of		Estimated fair value as of
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Held for use	$141,825	$112,621	$140,340	$112,150
Held for sale	6,007	7,960	6,007	8,065
Total	$147,832	$120,581	$146,347	$120,215

Impaired Hotel Properties

In the performance of impairment analysis for both held for sale and held for use properties, fair value is determined with the assistance of independent real estate brokers and through the use of operating results and revenue multiples based on the Company’s experience with hotel sales as well as available industry information.  For held for sale properties, estimated selling costs are based on our experience with similar asset sales.  These are considered Level 3 measurements. The amount of impairment and recovery of previously recorded impairment recognized in the three months ended March 31, 2018 and 2017 is shown in the table below:

	Three months ended March 31,
	2018		2017
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Sold hotels:
Impairment loss	-	$-	1	$(351)
Impairment recovery	1	93	2	80
Total net impairment (loss) recovery:	1	$93	3	$(271)

NOTE 9.  COMMON STOCK

The Company’s common stock is duly authorized, fully paid, and non-assessable.

On January 24, 2017, the Company exchanged 23,160 warrants (the “New Warrants”) to purchase common stock of the Company for 576,923 warrants (the “Old Warrants”) held by RES. The number of New Warrants issued in exchange for the Old Warrants equaled the number of shares of common stock issuable upon exercise of the Old Warrants pursuant to a cashless exercise provision of the Old Warrants. The New Warrants were exercisable for 23,160 shares of common stock, had an exercise price of $0.0065 for each common share, and would have expired on January 24, 2019. On the date of the exchange, the New Warrants had a fair value in excess of the Old Warrants of $289, which is reflected as equity transactions expense and an increase in additional paid-in capital as the exchange is assumed to be equivalent to the modification of an equity classified instrument.  The New Warrants were exercised in full on September 28, 2017.

On February 28, 2017, the holders of the Series D Preferred Stock voluntarily converted their shares into 6,004,957 shares of common stock (adjusted for the reverse stock split discussed below) at $10.40 per share pursuant to the terms of the preferred stock (see Note 10).

Effective on March 15, 2017, the Company effected a reverse stock split of its common stock at a ratio of 1-for-6.5.  No fractional shares of common stock were issued as fractional shares were settled in cash.  A total of 73 shares   were settled for $1.    Impacted amounts and share information included in the consolidated financial statements and notes thereto have been adjusted for the stock split as if such stock split occurred on the first day of the periods presented.

On March 29, 2017, the Company sold in an underwritten public offering 4,772,500 shares of its common stock, including 622,500 shares issued pursuant to the full exercise of an option to purchase additional shares of common stock granted to the underwriters, at a public offering price per share of $10.50. Net proceeds, after the payment of related expenses incurred through March 31, 2017, from this offering totaled $45,916.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The Company’s common stock began trading on the NYSE American under its current symbol “CDOR” beginning at the open of market trading on July 21, 2017.  The Company’s common stock previously traded on the NASDAQ Stock Market.

On September 20, 2017, the Company entered into an equity distribution agreement with KeyBanc Capital Markets Inc. and BMO Capital Markets Corp. (collectively, the “Sales Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $50,000, subject to decrease in compliance with General Instruction I.B.6 of Registration Statement on Form S-3, of shares of our common stock pursuant to a prospectus supplement we filed with the Securities and Exchange Commission (“SEC”) through the Sales Agents acting as sales agent and/or principal, through an at-the-market offering program (our “ATM program”). Pursuant to Instruction I.B.6 to Registration Statement on Form S-3, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75,000.  During the three months ended March 31, 2018, we sold 12,334 shares of common stock under the ATM program at an average sales price of $10.40 per share for gross proceeds totaling $128 and net proceeds totaling  $103,  after cash commissions of 2% of gross proceeds paid to the Sales Agents and additional related costs.  Since the inception of the ATM program, we have sold 181,338 shares of common stock at an average sales price of $10.16 per share for gross proceeds totaling $1,842 and net proceeds totaling $1,722.

NOTE 10.  PREFERRED STOCK

Series D Preferred Stock

On March 16, 2016, the Company and SREP III Flight-Investco, L.P. (“SREP”), an affiliate of StepStone Group LP, entered into a Stock Purchase Agreement pursuant to which Condor issued and sold 3,000,000 shares of Series D Preferred Stock to SREP for an aggregate purchase price of $30,000.  Simultaneously, the Company entered into an Exchange Agreement with RES pursuant to which all 3,000,000 outstanding shares of 6.25% Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) were exchanged for 3,000,000 shares of Series D Preferred Stock with an additional 245,156 shares of Series D Preferred Stock issued to RES in lieu of a portion of the accrued and unpaid dividends due on the Series C Preferred Stock.

On February 28, 2017, the holders of the 6,245,156 outstanding shares of Series D Preferred Stock voluntarily converted their shares into 6,004,957 shares of common stock at $10.40 per share pursuant to the terms of the preferred stock. The terms of the Series D Preferred Stock provided for automatic conversion following certain future common stock offerings, and also provided for potential additional payments to the holders depending on the sales price of common stock in the offerings. As a result of the voluntary conversion, the holders are no longer entitled to the potential payments. To induce the holders of the Series D Preferred Stock to voluntarily convert their shares, the Company issued the holders 925,000 shares of a new series of preferred stock, the Series E Preferred Stock.

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

The Series E Preferred Stock was determined to have a fair value of $9,900 on the date of issuance as measured using a trinomial lattice-based model.  From this value, the embedded redemption option (see Note 8), which was determined to be an asset with a fair value on the date of issuance of $150 using the same model, was bifurcated and will be accounted for at fair value at each period end.  These are considered Level 3 fair value measurements.  The issuance of the Series E Preferred Stock is considered an inducement to convert the Series D Preferred Stock to common stock and as such, its fair value at issuance, plus related expenses totaling $1,003 in the three months ended March 31, 2017, is reflected as a reduction of retained earnings and an increase in dividends declared and in kind dividends deemed on preferred stock.

Impact of Preferred Stock on Net Earnings (Loss) Attributable to Common Shareholders

The components of dividends declared and in kind dividends deemed on preferred stock are as follows:

	Three months ended March 31,
	2018	2017
Preferred D dividends accrued at stated rate	$-	$650
Preferred D inducement to convert	-	10,903
Preferred E dividends accrued at stated rate	144	50
Dividends declared and in kind dividends deemed on preferred stock	$144	$11,603

NOTE 11.  NONCONTROLLING INTEREST IN THE OPERATING PARTNERSHIP

Noncontrolling interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership and long-term incentive plan (“LTIP”) units (see Note 12).  Earnings and loss are allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the operating partnership during the period.

Our ownership interest in the operating partnership as of both March 31, 2018 and December 31, 2017 was 99.3%.  At March 31, 2018 and December 31, 2017,  4,809,927 and 4,550,242 common units owned by minority interest holders were outstanding, all of which were held by limited partners.  All LTIP units previously outstanding were cancelled on June 28, 2017 (see Note 12). The total redemption value for the common units was $925 and $871 at March 31, 2018 and December 31, 2017, respectively.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Each limited partner of the operating partnership may, subject to certain limitations, require that the operating partnership redeem all or a portion of his or her common units at any time after a specified period following the date the units were acquired, by delivering a redemption notice to the operating partnership. When a limited partner tenders common units for redemption, the Company can, at its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock at a rate of one share of common stock for each 52 common units redeemed or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. No common units were redeemed during the three months ended March 31, 2018 or 2017.

NOTE 12.  STOCK-BASED COMPENSATION

The Company currently has in place the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 461,538.  As of March 31, 2018, there were 313,106 common shares available for issuance under the 2016 Stock Plan.

Equity-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the requisite service period. Stock-based compensation awards that contain a performance condition are reviewed at least quarterly to assess the achievement of the performance condition. Compensation expense will be adjusted when a change in the assessment of achievement of the specific performance condition level is determined to be probable. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of our stock, expected dividend yield, expected term, and assumptions of whether these awards will achieve performance thresholds. We believe that the assumptions and estimates utilized are appropriate based on the information available to management at the point of measurement. Compensation cost is recognized as additional paid-in capital for awards of the Company’s common stock and as noncontrolling interest for LTIP awards of operating partnership common units.  The Company has elected to account for forfeitures of stock-based compensation as they occur.

Service Condition Share Awards

From time to time, the Company awards restricted shares of common stock to employees, officers, and members of the Board of Directors under the 2016 Stock Plan.  These shares generally vest ratably over five years for employees and officers and three years for members of the Board of Directors based on continued service or employment.  Dividends paid on these restricted shares during the vesting period are not forfeited in the event that the shares fail to vest. The following table presents a summary of the service condition unvested share activity for the three months ended March 31, 2018:

	Shares	Weighted-average grant date fair value
Unvested at December 31, 2017	95,832	$10.54
Granted	20,361	$10.27
Vested	(17,612)	$10.60
Forfeited	(1,335)	$9.92
Unvested at March 31, 2018	97,246	$10.48

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

The fair value of the performance based share awards is based on the closing price of the Company’s common stock on the grant date, discounted for estimated common stock dividends to be declared prior to the shares being issued.  The grant date occurs on an annual basis when budgeted FFO is approved by the Board of Directors.  During the three months ended March 31, 2018, 21,133 shares with a grant date fair value totaling $212 were awarded to the executive based on 2017 FFO.  The total grant date fair value of the 2018 portion of this performance based share award, assuming that 100% of budgeted FFO is achieved, was $169.

Warrants

On March 2, 2015, the Company granted a warrant to an executive officer of the Company as an inducement material to the executive’s acceptance of employment.  The Black-Scholes option pricing model was utilized at issuance for the determination of the fair value of the award.  The warrant entitled the executive to purchase a total of 101,213 authorized but previously unissued shares of the Company’s common stock at a price of (i) $9.88 per share (the adjusted closing bid price of the common stock on Nasdaq on March 2, 2015) if at least one-third but not more than one-half of the shares were purchased on or prior to March 17, 2015, and (ii) $12.48 per share for shares purchased after that date. The warrant had a three-year term. The executive officer exercised the warrant in part to purchase 35,060 shares on March 11, 2015 at the price of $9.88 per share. The remaining warrant expired unexercised on March 2, 2018.

Long-Term Incentive Plan Awards

On March 2, 2015, the Company granted an equity award of 5,263,152 LTIP units, representing profit interests in the operating partnership,  to an executive officer of the Company.  A Monte Carlo simulation was utilized at issuance for the determination of the fair value of the award.  The LTIP units were to be earned in one-third increments upon the Company’s common stock achieving price per share milestones of $22.75,  $29.25,  and $35.75, respectively.  Earned LTIP units were to vest in March 2018, or earlier upon a change in control of the Company,

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

and upon vesting could be converted into operating partnership common units which could be redeemed at the rate of one share of common stock for each 52 earned LTIP units for up to 101,213 common shares.  These LTIP units were cancelled on June 28, 2017 pursuant to an amendment of the employment agreement with the executive officer.

Director Fully Vested Share Compensation

Independent directors serving as members of the Investment Committee of the Board of Directors receive their monthly Investment Committee fees in the form of shares of the Company’s common stock. Certain independent directors also elect to receive a portion of their director fees in the form of shares of the Company’s common stock.  A total of 2,922 and 714 shares were issued to the independent directors under the 2016 Stock Plan during the three months ended March 31, 2018 and 2017, respectively, with respect to these fees.

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation, including LTIP units, related to employees and directors for the three months ended March 31, 2018 and 2017 was $402 and $77, respectively,  all of which is included in general and administrative expense. Total unrecognized compensation cost related to all awards at March 31, 2018 was $1,621, which is expected to be recognized over a weighted-average remaining service period of 3.23 years.

NOTE 13.  INCOME TAXES

As of March 31, 2017 and throughout the three months then ended, a full valuation allowance was recorded against the Company’s net deferred tax assets due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded during that period.  During the fourth quarter of 2017, it was determined by management that a valuation allowance against federal and certain state net deferred tax assets was no longer required as management believed that it is more likely than not that remaining deferred tax assets will be realized.  Following this release, during the three months ended March 31, 2018, income tax expense totaling $129 was recognized on income earned by the TRS.  Management believes the combined federal and state effective income tax rate for the TRS will be approximately 26%.

After consideration of limitations related to a change in control as defined under Code Section 382, the TRS’s net operating loss carryforward at March 31, 2018 as determined for federal income tax purposes was $3,913. The availability of the loss carryforwards will expire from 2027 through 2034.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Three months ended March 31,
	2018	2017
Numerator: Basic
Net earnings (loss) attributable to common shareholders	$642	$(13,953)
Less: Allocation to participating securities	(19)	-
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$623	$(13,953)

Numerator: Diluted
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$623	$(13,953)

Denominator
Weighted average number of common shares - Basic	11,745,665	2,937,698
Unvested stock	17,141	-
Weighted average number of common shares - Diluted	11,762,806	2,937,698

Earnings per Share
Basic Earnings (Loss) per Share	$0.05	$(4.75)
Diluted Earnings (Loss) per Share	$0.05	$(4.75)

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Three months ended March 31,
	2018	2017
Outstanding stock options	-	865
Unvested restricted stock	99,663	-
Warrants - RES	-	170,830
Warrants - Employees (2)	44,837	66,153
Series D Preferred Stock	-	3,936,347
Series E Preferred Stock	668,111	230,127
Convertible debt	97,269	97,269
LTIP common units (1)	-	101,213
Operating partnership common units (1)	89,614	51,076
Total potentially dilutive securities excluded from the denominator	999,494	4,653,880

(1)

LTIP and common units of the operating partnership have been omitted from the denominator for the purpose of computing diluted EPS since the effect of including these amounts in the numerator and denominator would have no impact on calculated EPS.

(2)	Amounts above are weighted average amounts outstanding for the quarter. This instrument was no longer outstanding at March 31, 2018.

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

Each of the management companies employed by the TRS at March 31, 2018 receives a base monthly management fee of 3.0% to 3.5% of hotel revenue, with incentives for performance, which increase such fee to a maximum of 5.0% of hotel revenue.  Base management fees totaled $495 and $324,  respectively, for the three months ended March 31, 2018 and 2017,  all of which was included as hotel and property operations expense. Incentive management fees totaled $65 and $25, respectively, for the three months ended March 31, 2018 and 2017.

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

Franchise Agreements

As of March 31, 2018,  all of our properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue. The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term. Franchise fee expense totaled $1,222 and $668, for the three months ended March 31, 2018 and 2017, respectively,  all of which was included as hotel and property operations expense.

Leases

The Company has no land lease agreements in place related to properties owned at March 31, 2018.  Land lease expense related to properties previously owned totaled $0 and $9, respectively, for the three months ended March 31, 2018 and 2017,  all of which was included as hotel and property operations expense.

The Company entered into three new office lease agreements in 2016, replacing all existing office lease agreements. These leases expire in 2019 through 2021 and have combined rent expense of approximately $154 annually. Office lease expense totaled $39 and $38 in the three months ended March 31, 2018 and 2017, respectively, and is included in general and administrative expense.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017 and our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Background

Condor Hospitality Trust, Inc. (“Condor” or the “Company”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of March 31, 2018, the Company owned 18 hotels, representing 2,215 rooms, in 10 states, including one hotel owned through an 80% interest in an unconsolidated joint venture (“Atlanta JV”).

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (the “operating partnership”), for which we serve as general partner. As of March 31, 2018, we owned approximately 99.3% of the common operating units (“common units”) in the operating partnership.  In the future, the operating partnership may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

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

Overview

During the first quarter of 2018, the Company continued to successfully execute on its stated strategy. Notable accomplishments in the quarter include: (1) delivering 3.9% Revenue per Available Room (“RevPAR”) growth for its new investment platform as well as expansion in hotel Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) margin, (2) acquiring two new investment platform hotels, and (3) selling two non-core legacy assets, bringing the legacy portfolio down to three assets remaining, with one of these already under contract to be sold.

A more detailed discussion of the aforementioned accomplishments follows:

RevPAR Growth and Hotel EBITDA Margin Expansion

During the first quarter the new investment platform delivered same-store RevPAR growth of 3.9%, which was comprised of a 0.4% increase in occupancy and a 3.5% increase in average daily rate (“ADR”). This outperformance relative to the broader lodging industry is largely due to the successful execution of the Company’s investment strategy. The Company’s new investment portfolio is comprised of young, high-quality assets that are currently gaining market share in secondary markets which the Company believes are the right place to be at this point in the lodging cycle.

In addition to the growth in RevPAR, the Company achieved an increase in Hotel EBITDA margin.  The improvement in Hotel EBITDA margin can be attributed to the Company’s ability to intensively asset manage its third-party hotel managers to drive operational improvements.

Portfolio Activity

The Company’s investment strategy is to assemble a portfolio of premium-branded, select-service hotels in the top 100 Metropolitan Statistical Areas (“MSAs”) with a particular focus on the top 20 to 60 MSAs. Since restarting its portfolio transformation in 2015, the Company has acquired 14 high-quality, select-service hotels representing 1,808 rooms in its target markets for a total purchase price of approximately $276.6 million. Additionally, during this time, the Company has sold 52 legacy assets for a total gross sales price of $153.4 million.

Management believes that the ongoing portfolio transformation positions the Company in the right markets with the right asset type in order to outperform at this stage of the lodging cycle and to create additional shareholder value.

Acquisitions

During the first quarter of 2018, the Company acquired the TownePlace Suites Austin North Tech Ridge and the Home2 Suites Summerville-Charleston in South Carolina for a combined purchase price of $36.1 million.  Aimbridge Hospitality was retained as the manager of the TownePlace Suites while Inn Ventures is the manager of our new Home2 Suites.

Dispositions

During the first quarter of 2018, the Company sold the 41-room Supertel Inn in Creston, IA for $2.1 million and the 135-room Comfort Suites in South Bend, IN for $6.1 million.  Net proceeds from the sales were applied to outstanding debt on the Company’s $150.0 million secured revolving credit facility (the “credit facility”).  The Company has only three legacy hotels remaining in the portfolio, and one of these hotels is currently under contract for sale while another is being marketed for sale.

Balance Sheet and Capital Markets Activity

As of March 31, 2018, the Company had cash and cash equivalents (including restricted cash) of $9.6 million and available revolver lending capacity of $3.3 million.  As of March 31, 2018, the Company had total outstanding long-term debt of $145.0 million associated with assets held for use with a weighted average maturity of 2.8 years and a weighted average interest rate of 4.29%.

During the first quarter of 2018, the Company sold 12,334 shares of common stock under the at-the-market offering program (our “ATM program”) at an average sales price of $10.40 per share for net proceeds totaling approximately $103,000.

Dividends

On March 22, 2018, the Board of Directors declared a quarterly cash common stock dividend of $0.195 per share for the first quarter of 2018.  The common stock dividend represented an annualized yield of approximately 7.6% based on the closing price of the Company’s common shares on March 21, 2018.  The first quarter dividend was paid on April 9, 2018 to shareholders of record as of April 2, 2018.

Hotel Property Portfolio and Activity

Hotel Property Portfolio

The following table sets forth certain information with respect to the hotels owned by us as of March 31, 2018:

New Investment Platform Hotel Portfolio
Hotel Name	City	State	Rooms	Acquisition Date	Purchase Price (in thousands)
Hilton Garden Inn	Dowell/Solomons	MD	100	05/25/2012	$11,500
SpringHill Suites	San Antonio	TX	116	10/01/2015	$17,500
Courtyard by Marriott	Jacksonville	FL	120	10/02/2015	$14,000
Hotel Indigo	College Park	GA	142	10/02/2015	$11,000
Aloft (1)	Atlanta	GA	254	08/22/2016	$43,550
Aloft	Leawood	KS	156	12/14/2016	$22,500
Home2 Suites	Lexington	KY	103	03/24/2017	$16,500
Home2 Suites	Round Rock	TX	91	03/24/2017	$16,750
Home2 Suites	Tallahassee	FL	132	03/24/2017	$21,500
Home2 Suites	Southaven	MS	105	04/14/2017	$19,000
Hampton Inn & Suites	Lake Mary	FL	130	06/19/2017	$19,250
Fairfield Inn & Suites	El Paso	TX	124	08/31/2017	$16,400
Residence Inn	Austin	TX	120	08/31/2017	$22,400
TownePlace Suites	Austin	TX	122	01/18/2018	$19,750
Home2 Suites	Summerville	SC	93	02/21/2018	$16,250
			1,908		$287,850

Legacy Hotel Portfolio
Hotel Name	City	State	Rooms	Acquisition Date	Status as of March 31, 2018
Super 8	Creston	IA	121	09/19/1978	HFS
Quality Inn	Solomons	MD	59	06/01/1986	Hold
Comfort Suites (2)	Ft. Wayne	IN	127	11/07/2005	HFS
			307
Total Rooms			2,215

(1)	This property is owned through an 80% interest in our unconsolidated Atlanta JV.
(2)	Asset is currently under contract to be sold.

All of our properties are encumbered by either our credit facility or by mortgage debt at March 31, 2018.

Acquisitions

During the three months ended March 31, 2018, the Company acquired the following two wholly owned hotel properties (dollars in thousands):

	Date of acquisition	Number of rooms	Total contractual purchase price	Total purchase price & acquisition costs	Debt at acquisition (1)	Issuance of common units (2)	Net cash paid
TownePlace Suites	01/18/2018	122	$19,750	$19,806	$19,806	$-	$-
Austin, TX
Home2 Suites	02/21/2018	93	16,325	16,377	14,818	50	1,509
Summerville, SC
Total		$215	$36,075	$36,183	$34,624	$50	$1,509

(1)	All debt was drawn from the credit facility at acquisition.
(2)	Total issuance of 259,685 common units. Common units may be redeemed at a rate of one common share for 52 common units.

Dispositions

Consistent with our strategic repositioning, the following hotel sales were executed in the three months ended March 31, 2018:

Date of sale	Location	Brand	Condor lender	Number of rooms	Gross proceeds (in thousands)
01/25/2018	Creston, IA	Supertel Inn	Credit facility	41	2,050
03/15/2018	South Bend, IN	Comfort Suites	Credit facility	135	6,100

			Total	176	$8,150

All net proceeds, after the payment of related expenses, from these dispositions totaled $7.9 million.  The net proceeds were used to repay borrowings under the Company’s $150.0 million credit facility.

Based on the criteria discussed in the footnotes to the consolidated financial statements, as of March 31, 2018, the Company had two hotels classified as held for sale.  At December 31, 2017, the Company had three hotels held for sale and during the three months ended March 31, 2018 sold two properties and classified one additional property as held for sale.

Operating Performance Metrics

The following tables present our same-store occupancy,  ADR, and RevPAR for all our hotels owned at March 31, 2018, with the exception of the TownePlace Suites Austin, TX which was opened on January 3, 2017 and the Home2 Suites Summerville, SC which was opened on July 18, 2017 (no prior period results available).  Same-store occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented.  Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited or reviewed by our independent auditors.  The performance metrics for the hotel acquired through our Atlanta JV, also presented below, reflect 100% of the operating results of the property, including our interest and the interest of our partner.

	Three months ended March 31,
	2018			2017
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly owned new investment platform properties	79.78%	$123.56	$98.57	78.84%	$121.52	$95.80
Atlanta Aloft JV	79.49%	$152.80	$121.46	82.52%	$135.12	$111.50
Total New investment platform	79.74%	$127.93	$102.01	79.39%	$123.64	$98.16

Legacy hotels held for sale	74.44%	$71.43	$53.17	72.78%	$67.84	$49.38
Legacy hotels held for use	45.61%	$79.81	$36.40	82.59%	$69.93	$57.76
Total Legacy	68.82%	$72.51	$49.91	74.69%	$68.29	$51.01

Total Portfolio	78.06%	$120.41	$93.99	78.67%	$115.55	$90.90

In the new investment platform hotels, total same-store RevPAR increased by 3.9% in the first quarter of 2018, driven by increases in both ADR of 3.5% and occupancy of 0.4%.  The largest increases in RevPAR in these new investment platform hotels related to the Atlanta Hotel Indigo, the Jacksonville Courtyard by Marriott, and the Lake Mary Hampton Inn.  At the Atlanta Indigo, several significant new corporate and group accounts increased both occupancy and ADR period over period.  At the Jacksonville Courtyard by Marriott, RevPAR increased due to an increase in occupancy as the property was able to add new corporate accounts after a period of softening in the first quarter of 2017 due to the opening of a nearby property.  At the Lake Mary Hampton Inn, RevPAR increased primarily due to an increase in ADR following the completion of renovations at the property in the second quarter of 2017.  These increases were partially offset by RevPAR decreases most significantly at the Leawood Aloft and the El Paso Fairfield Inn & Suites.  The results of the Leawood Aloft were impacted by ongoing renovations that were completed at end of the first quarter of 2018 that decreased occupancy.  The El Paso Fairfield Inn’s RevPAR was negatively impacted both by changes in occupancy and ADR following the relocation of a significant piece of government training business overseas.

Results of Operations

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017 (in thousands)

	Three months ended March 31,
	2018	2017	Variance
Revenue	$16,679	$10,361	$6,318
Hotel and property operations expense	(10,414)	(7,613)	(2,801)
Depreciation and amortization expense	(2,259)	(1,051)	(1,208)
General and administrative expense	(1,869)	(1,492)	(377)
Acquisition and terminated transactions expense	(19)	(502)	483
Equity transactions expense	-	(343)	343
Net loss on disposition of assets	(24)	(3)	(21)
Equity in earnings of joint venture	229	111	118
Net gain on derivatives and convertible debt	447	175	272
Other expense, net	(14)	(1)	(13)
Interest expense	(1,928)	(971)	(957)
Loss on extinguishment of debt	-	(800)	800
Impairment (loss) recovery, net	93	(271)	364
Income tax expense	(129)	-	(129)
Net earnings (loss)	$792	$(2,400)	$3,192

Revenue

Revenue between the periods increased by a total of $6,318, or 61.0%.  Revenue from properties acquired during or after the first quarter of 2017 increased by $8,552 during the three months ended March 31, 2018, while revenue decreased between the periods by $2,341 as a result of decreased revenue from held for sale and sold properties.  Revenue related to held for use properties increased in total by $107 as a result of the changes in RevPAR on the new investment platform hotels and legacy held for use hotel discussed above.

Operating Expenses and Interest Expense

Hotel and property operations expense increased by $2,801 primarily as a result of increased expenses from properties acquired during or after the first quarter of 2017 of $4,814 which were partially offset by decreased expenses from held for sale and sold properties of $1,975 between the periods.  In total, hotel and operations expenses decreased as a percentage of total revenue to 62.4% from 73.5% for the three months ended March 31, 2018 and 2017, respectively.  This decrease was both a result of increased ADR in our hotel portfolio and because fewer legacy hotels remain in our portfolio and new investment platform hotels have higher operating margins than the hotels that were sold during and between the periods.

Depreciation expense increased by $1,208 between the periods as a result of an increase in the value of the Company’s held for use hotel property portfolio between the periods (from $167,964 gross investment at March 31, 2017 to $256,093 gross investment at March 31, 2018), largely due to the six hotel acquisitions completed between the end of first quarter of 2017 and the first quarter of 2018.  Interest expense also increased by $957 between the periods as a result of increased debt balances (from $75,983 at March 31, 2017 to $151,133 at March 31, 2018) due to the increased size of the Company’s hotel portfolio.  The weighted average interest rate on total debt outstanding decreased slightly between the periods, from 4.61% at March 31, 2017 to 4.36% at March 31, 2018.

General and administrative expense increased by $377 between the periods largely as a result of increased compensation costs of $325 primarily related to stock compensation issued to executive officers.

Acquisition costs typically consist of transfer taxes, legal fees, and other costs associated with acquiring a hotel property as well as transactions that were terminated during the year and expense incurred pursuing potential acquisitions.  Prior to January 1, 2018, hotel acquisition costs were expensed for both completed and potential acquisitions.  Beginning on January 1, 2018, with the implementation of Accounting Standards Update (“ASU”) No. 2016-18, these costs are capitalized if they relate to a completed hotel acquisitions and expensed only related to potential acquisitions not subsequently pursued or terminated transactions, leading to the period over period decrease in these expenses.  See further discussion of ASU No. 2016-18 in Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated interim financial statements.

Equity transaction costs totaled $343 in the first quarter of 2017 as a result of the one-time non-cash expense of $289 associated with the exchange of warrants as well as expenses associated with that transaction.

Net Loss on Disposition of Assets

In the three months ended March 31, 2018 and 2017, two hotels were sold in each period, resulting in total gains of $37 and $0, respectively.  One of the properties sold during the three months ended March 31, 2018 and both of the properties sold during the three months ended March 31, 2017 were sold with no gains as these hotels had been previously impaired.  The net losses appearing in the financial statements include net losses on disposals due to repairs, replacements, and other renovations.

Loss on Extinguishment of Debt

The Company incurred a loss on the extinguishment of debt of $800 in the first quarter of 2017 as a result of the refinancing of a significant portion of the Company’s existing debt with the credit facility during the period.  There were no prepayment penalties incurred in the first quarter of 2018.

Impairment (Loss) Recovery, net

All impairment losses and recoveries in both periods relate to impairment taken or recovered on properties that are now sold.  During the three months ended March 31, 2018, we recognized the recovery of impairment on one asset totaling $93.  During the three months ended March 31, 2017, we recognized an impairment loss of $351 on one property and a recovery totaling $80 on two properties.

Income Tax Expense

As of March 31, 2017 and throughout the three months then ended, a full valuation allowance was recorded against the Company’s net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded during that period.  During the fourth quarter of 2017, it was determined by management that a valuation allowance against federal and certain state net deferred tax assets is no longer required as management believes that it is more likely than not that remaining deferred tax assets will be realized.  Following this release, during the three months ended March 31, 2018, income tax expense totaling $129 was recognized in income earned by the TRS.  Management believes the combined federal and state income tax rate for the TRS will be approximately 26% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

Non-GAAP Financial Measures

Non-GAAP financial measures are measures of our historical financial performance that are different from measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  We report Funds from Operations (“FFO”), Adjusted FFO (“AFFO”), Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), EBITDA for real estate (“EBITDAre”), Adjusted EBITDAre, and Hotel EBITDA as non-GAAP measures that we believe are useful to investors as key measures of our operating results and which management uses to facilitate a periodic evaluation of our operating results relative to those of our peers.  Our non-GAAP measures should not be considered as an alternative to U.S. GAAP net earnings as an indication of financial performance or to U.S. GAAP cash flows from operating activities as a measure of liquidity.  Additionally, these measures are not indicative of funds available to fund cash needs or our ability to make cash distributions as they have not been adjusted to consider cash requirements for capital expenditures, property acquisitions, debt service obligations, or other commitments.

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

The following table reconciles net earnings (loss) to FFO and AFFO for the three months ended March 31, 2018 and 2017 (in thousands). All amounts presented include our portion of the results of our unconsolidated Atlanta JV.

	Three months ended March 31,
Reconciliation of Net earnings (loss) to FFO and AFFO	2018	2017
Net earnings (loss)	$792	$(2,400)
Depreciation and amortization expense	2,259	1,051
Depreciation and amortization expense from JV	285	354
Net loss on disposition of assets	24	3
Net loss on disposition of assets from JV	7	1
Impairment loss (recovery), net	(93)	271
FFO	3,274	(720)
Dividends declared and in kind dividends deemed on preferred stock	(144)	(11,603)
FFO attributable to common shares and common units	3,130	(12,323)
Net gain on derivatives and convertible debt	(447)	(175)
Acquisition and terminated transactions expense	19	502
Equity transactions expense	-	343
Loss on debt extinguishment	-	800
Stock-based compensation and LTIP expense	402	77
Amortization of deferred financing fees	353	136
Amortization of deferred financing fees from JV	45	57
Non-recurring dividends above stated rates declared and in kind dividends deemed on preferred stock	-	10,903
AFFO attributable to common shares and common units	$3,502	$320

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), EBITDAre, Adjusted EBITDAre, and Hotel EBITDA

We calculate EBITDA, EBITDAre, and Adjusted EBITDAre by adding back to net earnings or loss certain non-operating expenses and certain non-cash charges which are based on historical cost accounting that we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods. In calculating EBITDA, we add back to net earnings or loss interest expense, loss on debt extinguishment, income tax expense, and depreciation and amortization expense.  NAREIT adopted EBITDAre in order to promote an industry-wide measure of REIT operating performance.  We adjust EBITDA by adding back net gain/loss on disposition of assets and impairment charges to calculate EBITDAre.  To calculate Adjusted EBITDAre, we adjust EBITDAre to add back acquisition and terminated transactions expense and equity transactions expense, which are cash charges. We also add back stock –based compensation expense and gain/loss on derivatives and convertible debt, which are non-cash charges.  EBITDA, EBITDAre, and Adjusted EBITDAre, as presented, may not be comparable to similarly titled measures of other companies.

We believe EBITDA, EBITDAre, and Adjusted EBITDAre to be useful additional measures of our operating performance, excluding the impact of our capital structure (primarily interest expense), our asset base (primarily depreciation and amortization expense), and other items we do not believe are representative of the results from our core operations.

The Company further excludes general and administrative expenses, other non-operating income or expense, and certain hotel and property operations expenses that are not allocated to individual properties in assessing hotel performance (primarily certain general liability and other insurance costs, land lease costs, and office and banking fees) from Adjusted EBITDAre to calculate Hotel EBITDA.  Hotel EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table reconciles net earnings (loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA for the three months ended March 31, 2018 and 2017 (in thousands). All amounts presented our portion of the results of our unconsolidated Atlanta JV.

	Three months ended March 31,
Reconciliation of Net earnings (loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA	2018	2017
Net earnings (loss)	$792	$(2,400)
Interest expense	1,928	971
Interest expense from JV	492	662
Loss on debt extinguishment	-	800
Income tax expense	129	-
Depreciation and amortization expense	2,259	1,051
Depreciation and amortization expense from JV	285	354
EBITDA	5,885	1,438
Net loss on disposition of assets	24	3
Net loss on disposition of assets from JV	7	1
Impairment loss (recovery), net	(93)	271
EBITDAre	5,823	1,713
Net gain on derivatives and convertible debt	(447)	(175)
Stock-based compensation and LTIP expense	402	77
Acquisition and terminated transactions expense	19	502
Equity transactions expense	-	343
Adjusted EBITDAre	5,797	2,460
General and administrative expense, excluding stock compensation and LTIP expense	1,467	1,415
Other expense, net	14	1
Unallocated hotel and property operations expense	89	132
Hotel EBITDA	$7,367	$4,008

Revenue	$16,679	$10,361
JV revenue	2,618	2,989
Condor and JV revenue	$19,297	$13,350
Hotel EBITDA as a percentage of revenue	38.2%	30.0%

Liquidity, Capital Resources, and Equity Transactions

Liquidity Requirements

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our credit facility, and the release of restricted cash upon the satisfaction of usage requirements.  At March 31, 2018, the Company had $4.6 million of cash and cash equivalents on hand and $3.3 million of unused availability under its credit facility.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code and as required in connection with our 6.25% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”). Prior to the consideration of any asset sales or our ability to refinance debt subsequent to March 31, 2018, contractual principal payments on our debt outstanding, which include only normal amortization, total $.9 million through June 30, 2019. We also presently expect to invest approximately $4.4 million to $5.4 million in capital expenditures related to hotel properties we currently own through June 30, 2019.

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

Sources and Uses of Cash

Cash provided by Operating Activities.  Our cash provided by operations was $2.9 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively.  The increase in operating cash flows was the result of an increase in net income, after adjustments for non-cash items, of $3.2 million as well as differences in the changes in operating assets and liabilities between the periods, none of which were individually significant.

Cash used in Investing Activities.  Our cash flows used in investing activities were ($28.0) million and ($48.8) million for the three months ended March 31, 2018 and 2017, respectively.  The increase in these cash flows in 2018 was primarily the result of decreased cash spent on hotel acquisitions, including deposits, of $19.2 million and an increase in net proceeds from the sale of hotels of $1.4 million between the periods.

Cash provided by Financing Activities.  Our cash flows provided by financing activities were $24.4 million and $52.6 million for the three months ended March 31, 2018 and 2017, respectively.  This decrease was primarily the result of decreased cash flows from equity issuances of $44.8 million, which included the issuance of common stock of $45.9 million in the first quarter of 2017.  Partially offsetting this decrease, the Company had increased net cash inflows related to debt activity in the first quarter of 2018 of $17.3 million resulting from increased debt issuances related to the properties acquired and the credit facility during the period, including consideration of the payment of related deferred financing costs and early extinguishment penalties.

Outstanding Indebtedness

Significant Debt Transactions

Subsequent to December 31, 2017, net proceeds from the Company’s hotel sales were used to pay down a total of $7.5 million on the credit facility and proceeds from the credit facility totaling $34.8 million were used to fund the Company’s acquisitions plus related expenses.  Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility.  As of March 31, 2018, the collateral pool consisted of 12 hotel properties and total available borrowing capacity under the credit facility was $103.9 million.  At March 31, 2018, $100.6 million was outstanding under the credit facility.

Outstanding Debt

At March 31, 2018, we had long-term debt of $145.0 million associated with assets held for use with a weighted average term to maturity of 2.8 years and a weighted average interest rate of 4.29%.  Of this total, at March 31, 2018, $24.2 million was fixed rate debt with a weighted average term to maturity of 2.3 years and a weighted average interest rate of 4.41% and $120.8 million was variable rate debt with a weighted average term to maturity of 3.9 years and a weighted average interest rate of 4.27%. At December 31, 2017, we had long-term debt of $115.8 million associated with assets held for use with a weighted average term to maturity of 3.2 years and a weighted average interest rate of 4.34%. Of this total, at December 31, 2017, $24.3 million was fixed rate debt with a weighted average term to maturity of 2.4 years and a weighted average interest rate of 4.41% and $91.5 million was variable rate debt with a weighted average term to maturity of 4.1 years and a weighted average interest rate of 4.32%.

Debt is classified as held for sale if the properties collateralizing it are held for sale. Debt associated with assets held for sale is classified in the table below based on its contractual maturity although the balances are expected to be repaid within one year upon the sale of the related hotel properties. Aggregate annual principal payments on debt for the remainder of 2018 and thereafter are as follows (in thousands):

	Held for sale	Held for use	Total
Remainder of 2018	$-	$846	$846
2019	-	1,183	1,183
2020	6,150	95,670	101,820
2021	-	14,344	14,344
2022	-	24,886	24,886
Thereafter	-	8,054	8,054
Total	$6,150	$144,983	$151,133

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

As of March 31, 2018, we were in compliance with our financial covenants.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of March 31, 2018, we are not in default of any of our loans.

Contractual Obligations

Below is a summary of certain obligations that will require capital as of March 31, 2018 (in thousands):

		Payments due by period
Contractual obligations	Total	Remainder of 2018	2019-2020	2021-2022	2023 and After
Long-term debt including interest (1)	$162,873	$5,607	$105,985	$42,622	$8,659
Office leases	366	120	199	47	-
Total contractual obligations	$163,239	$5,727	$106,184	$42,669	$8,659

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at March 31, 2018.

Long-term debt and office lease payments above include only amounts related to properties classified as held for use.  Future debt payments, including interest, related to the two held for sale properties that are expected to be sold within the next 12 months of $6.7 million are not included in the table above.

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

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments.  All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 with the exception of the following two critical accounting policies which were modified during the three months ended March 31, 2018 upon the adoption of applicable accounting standard updates as issued by the Financial Accounting Standards Board (“FASB”).

Revenue Recognition

Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary services. Room revenue is recognized over a customer's hotel stay at the daily contract rate as the Company’s performance obligations are fulfilled at the end of each day that the customer is provided a room.   Revenue from food and beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized on these distinct goods and services at the contract rate at the point in time or over the time period that goods or services are provided to the customer and the related performance obligations are fulfilled. Certain ancillary services are provided by third parties and the Company assesses whether it is the principal or agent in these arrangements. If the Company is the agent, revenue is recognized based upon the commission earned from the third party. If the Company is the principal, the Company recognizes revenue based upon the gross sales price.  Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. The Company maintains an allowance for doubtful accounts sufficient to cover estimated potential credit losses.

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

Effective January 1, 2018, we adopted FASB Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business.  As such, if substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. When we conclude that an acquisition meets this threshold, acquisition costs will be capitalized as part of our allocation of the purchase price of the acquired hotel properties.  This guidance is applied prospectively.  We concluded that all hotel acquisitions completed in the first quarter of 2018 are the acquisition of assets and as such acquisition costs were capitalized as part of these transactions.

Prior to January 1, 2018, hotel acquisitions were considered business combinations and acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees, were expensed as incurred.  These types of costs continue to be expensed if they are related to potential acquisitions that are not completed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At March 31, 2018, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt and the embedded redemption right in the Series E Preferred Stock that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.  From time to time, we may enter into interest rate swap agreements or other interest rate hedging agreements.  At March 31, 2018, we have an interest rate swap in place which effectively locks the variable interest rate on our Wells Fargo debt (March 31, 2018 balance of $26.4 million) at 4.44% and an interest rate cap in place which caps the 30-day LIBOR interest rate on $50.0 million of our credit facility (March 31, 2018 balance of $100.6 million) at 2.5%. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

The table below provides information about financial instruments that are sensitive to changes in interest rates.  The table presents scheduled maturities, including the amortization of principal and related weighted-average interest rates for the debt maturing in each specified period, excluding $6.2 million of debt related to hotel properties held for sale (dollars in thousands).  For the purposes of this presentation, the Wells Fargo debt is considered fixed rate debt as the variable interest rate is effectively locked with the previously discussed interest rate swap.

	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt	$846	$1,183	$1,232	$14,344	$24,886	$8,054	$50,545
Average fixed interest rate	4.40%	4.40%	4.40%	4.34%	4.44%	4.54%	4.42%
Variable rate debt	$-	$-	$94,438	$-	$-	$-	$94,438
Average variable interest rate	-%	-%	4.33%	-%	-%	-%	4.33%
Total debt	$846	$1,183	$95,670	$14,344	$24,886	$8,054	$144,983
Total average interest rate	4.40%	4.40%	4.33%	4.34%	4.44%	4.54%	4.36%

At March 31, 2018, approximately 34.9% of our outstanding debt, excluding debt related to hotel properties held for sale, is subject to fixed interest rates or effectively locked with an interest rate swap, while 65.1% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at March 31, 2018 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties held for use would decrease by approximately $0.9 million per year.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (a) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures and (b) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10
10.1

Hotel Management Agreement dated as of January 17, 2018 between TRS AUS Tech, LLC and Pillar Hotels & Resorts, LLC (incorporated by reference to Exhibit 10.3 filed with the Company’s Form 8-K/A dated August 31, 2017 (001-34087)).

31.1*	Section 302 Certificate of Chief Executive Office
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
May 9, 2018
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

/s/ Jonathan J. Gantt
Jonathan Gantt
Senior Vice President and Chief Financial Officer