Form 10-Q
period 2018-06-30
CONDOR HOSPITALITY TRUST, INC.
filed 2018-08-07
CIK 929545

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

As of July 31, 2018 there were 11,884,494 shares  of common stock, par value $.01 per share, outstanding.

Condor Hospitality Trust, Inc. and Subsidiaries

Table of Contents

PART I.  FINANCIAL INFORMATION

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share data)

	As of
	June 30, 2018	December 31, 2017

Assets
Investment in hotel properties, net	$238,364	$205,730
Investment in unconsolidated joint venture	7,078	7,747
Cash and cash equivalents	5,920	5,441
Restricted cash, property escrows	5,419	4,894
Accounts receivable, net	1,953	1,707
Prepaid expenses and other assets	2,719	3,220
Derivative assets, at fair value	975	391
Investment in hotel properties held for sale, net	1,205	13,850
Total Assets	$263,633	$242,980

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$7,099	$7,046
Dividends and distributions payable	2,479	2,470
Convertible debt, at fair value	1,050	1,069
Long-term debt, net of deferred financing costs	139,300	112,621
Long-term debt related to hotel properties held for sale, net of deferred financing costs	2,352	7,960
Total Liabilities	152,280	131,166

Equity
Shareholders' Equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series E, 925,000 shares authorized, $.01 par value, 925,000 shares outstanding, liquidation preference of $9,395	10,050	10,050
Common stock, $.01 par value, 200,000,000 shares authorized; 11,881,570 and 11,833,573 shares outstanding	119	118
Additional paid-in capital	231,474	230,727
Accumulated deficit	(131,739)	(130,489)
Total Shareholders' Equity	109,904	110,406
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $962 and $871	1,449	1,408
Total Equity	111,353	111,814

Total Liabilities and Equity	$263,633	$242,980

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue
Room rentals and other hotel services	$17,834	$14,252	$34,513	$24,613
Operating Expenses
Hotel and property operations	10,756	9,224	21,170	16,837
Depreciation and amortization	2,444	1,769	4,703	2,820
General and administrative	1,605	1,511	3,474	3,003
Acquisition and terminated transactions	71	215	90	717
Equity transactions	-	-	-	343
Total operating expenses	14,876	12,719	29,437	23,720
Operating income	2,958	1,533	5,076	893
Net gain on disposition of assets	1,895	4,852	1,871	4,849
Equity in earnings of joint venture	63	25	292	136
Net gain on derivatives and convertible debt	156	227	603	402
Other expense, net	(20)	(39)	(34)	(40)
Interest expense	(2,091)	(1,092)	(4,019)	(2,063)
Loss on debt extinguishment	-	-	-	(800)
Impairment (loss) recovery, net	-	(479)	93	(750)
Earnings before income taxes	2,961	5,027	3,882	2,627
Income tax expense	(54)	(35)	(183)	(35)
Net earnings	2,907	4,992	3,699	2,592
Earnings attributable to noncontrolling interest	(21)	(67)	(27)	(17)
Net earnings attributable to controlling interests	2,886	4,925	3,672	2,575
Dividends declared and in kind dividends deemed on preferred stock	(145)	(271)	(289)	(11,874)
Net earnings (loss) attributable to common shareholders	$2,741	$4,654	$3,383	$(9,299)

Earnings per Share
Total - Basic Earnings (Loss) per Share	$0.23	$0.40	$0.28	$(1.28)
Total - Diluted Earnings (Loss) per Share	$0.23	$0.37	$0.28	$(1.28)

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Six months ended June 30, 2017
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2016	6,245	$61,333	763	$8	$118,655	$(112,024)	$67,972	$2,827	$70,799
Stock-based compensation	-	-	88	1	71	-	72	-	72
Long-term incentive	-	-	-	-	-	-	-	85	85
Cancellation of LTIP units	-	-	-	-	1,941	-	1,941	(1,941)	-
Issuance of common stock	-	-	4,772	47	45,841	-	45,888	-	45,888
Issuance of common units	-	-	-	-	-	-	-	285	285
Dividends and distributions declared
Common Stock ($0.39 per share)	-	-	-	-	-	(4,520)	(4,520)	-	(4,520)
Series D Preferred Stock	-	-	-	-	-	(650)	(650)	-	(650)
Series E Preferred Stock	-	-	-	-	-	(194)	(194)	-	(194)
Fractional common shares settled in reverse stock split	-	-	-	-	(1)	-	(1)	-	(1)
Conversion of Series D Preferred to common stock and issuance of Series E Preferred	(5,320)	(51,283)	6,005	60	61,273	(11,030)	(980)	-	(980)
Warrant exchange	-	-	-	-	289	-	289	-	289
Net earnings	-	-	-	-	-	2,575	2,575	17	2,592
Balance at June 30, 2017	925	$10,050	11,628	$116	$228,069	$(125,843)	$112,392	$1,273	$113,665

	Six months ended June 30, 2018
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2017	925	$10,050	11,834	$118	$230,727	$(130,489)	$110,406	$1,408	$111,814
Stock-based compensation	-	-	20	1	490	-	491	-	491
Issuance of common stock	-	-	28	-	257	-	257	-	257
Issuance of common units	-	-	-	-	-	-	-	50	50
Dividends and distributions declared
Common Stock ($0.39 per share)	-	-	-	-	-	(4,633)	(4,633)	-	(4,633)
Series E Preferred dividends declared	-	-	-	-	-	(289)	(289)	-	(289)
Common unit distribution declared ($0.0075 per unit)	-	-	-	-	-	-	-	(36)	(36)
Net earnings	-	-	-	-	-	3,672	3,672	27	3,699
Balance at June 30, 2018	925	$10,050	11,882	$119	$231,474	$(131,739)	$109,904	$1,449	$111,353

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited – In thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$3,699	$2,592
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	4,703	2,820
Net gain on disposition of assets	(1,871)	(4,849)
Net gain on derivatives and convertible debt	(603)	(402)
Equity in earnings of joint venture	(292)	(136)
Distributions from cumulative earnings of joint venture	124	-
Amortization of deferred financing costs	717	416
Loss on extinguishment of debt	-	800
Impairment (recovery) loss, net	(93)	750
Stock-based compensation and long-term incentive plan expense	665	157
Warrant issuance cost	-	289
Provision for deferred taxes	169	-
Changes in operating assets and liabilities:
Increase in assets	(481)	(116)
Increase (decrease) in liabilities	(19)	1,895
Net cash provided by operating activities	6,718	4,216

Cash flows from investing activities:
Additions to hotel properties	(1,171)	(1,554)
Distributions in excess of cumulative earnings from joint venture	836	400
Hotel acquisitions	(35,623)	(83,619)
Net proceeds from sale of hotel assets	14,756	19,300
Net cash used in investing activities	(21,202)	(65,473)

Cash flows from financing activities:
Deferred financing costs	(147)	(3,550)
Proceeds from long-term debt	35,318	109,000
Principal payments on long-term debt	(14,817)	(87,422)
Debt early extinguishment penalties	-	(454)
Proceeds from common stock issuance	257	45,888
Series E Preferred Stock issuance costs	-	(1,130)
Tax withholdings on stock compensation	(175)	-
Cash dividends paid to common shareholders	(4,624)	(2,402)
Cash dividends paid to common unit holders	(35)	-
Cash dividends paid to preferred shareholders	(289)	(1,820)
Other items	-	(57)
Net cash provided by financing activities	15,488	58,053

Increase (decrease) in cash, cash equivalents, and restricted cash	1,004	(3,204)
Cash, cash equivalents, and restricted cash beginning of period	10,335	13,676
Cash, cash equivalents, and restricted cash end of period	$11,339	$10,472

Supplemental cash flow information:
Interest paid	$3,215	$1,651
Income taxes paid, net of refunds	$22	$88

Schedule of noncash investing and financing activities:
Fair value of operating partnership common units issued in acquisitions	$50	$285
In kind dividends deemed on preferred stock	$-	$9,900
Debt assumed in acquisition	$-	$9,096

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“Condor”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of June 30,  2018, the Company owned 17 hotels in nine states, including one hotel owned through an 80% interest in an unconsolidated joint venture (the “Atlanta JV”).    References to the “Company”, “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.

The Company, through its wholly owned subsidiary Condor Hospitality REIT Trust, owns a controlling interest in Condor Hospitality Limited Partnership (the “operating partnership”), for which we serve as general partner.  The operating partnership, including its various subsidiaries, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of all properties held by TRS Leasing, Inc.) and conducts all of its operations. At June 30, 2018, the Company owned 99.3% of the common operating units (“common units”) of the operating partnership with the remaining common units owned by other limited partners.

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

Effective January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business.  As such, if substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. When we conclude that an acquisition meets this threshold, acquisition costs will be capitalized as part of our allocation of the purchase price of the acquired hotel properties.  This guidance is applied prospectively.  We concluded that all hotel acquisitions completed in 2018 through the second quarter were the acquisition of assets and as such acquisition costs were capitalized as part of these transactions (see Note 3).

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

Hotel operating revenues can be disaggregated into the following categories to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Rooms	$16,961	$13,492	$32,888	$23,152
Food and beverages	411	393	786	763
Other	462	367	839	698
Total revenue	$17,834	$14,252	$34,513	$24,613

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

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consisted of the following at June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018			December 31, 2017
	Held for sale	Held for use	Total	Held for sale	Held for use	Total
Land	$146	$22,503	$22,649	$1,779	$20,070	$21,849
Buildings, improvements, vehicle	2,320	210,758	213,078	15,459	180,593	196,052
Furniture and equipment	999	21,057	22,056	4,446	16,857	21,303
Initial franchise fees	20	1,809	1,829	137	1,509	1,646
Construction-in-progress	1	414	415	7	271	278
Investment in hotel properties	3,486	256,541	260,027	21,828	219,300	241,128
Less accumulated depreciation	(2,281)	(18,177)	(20,458)	(7,978)	(13,570)	(21,548)
Investment in hotel properties, net	$1,205	$238,364	$239,569	$13,850	$205,730	$219,580

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 3.  ACQUISITION OF HOTEL PROPERTIES

During the six months ended June 30, 2018, the Company acquired two wholly owned hotel properties, all of which were acquired in the first quarter of 2018.  The allocation of the purchase price based on fair value was as follows:

	Date of acquisition	Land	Buildings, improvements, and vehicle	Furniture and equipment	Intangible asset	Total purchase price & acquisition costs (1)	Debt at acquisition (2)	Issuance of common units (3)	Net cash paid
TownePlace Suites	01/18/2018	$1,435	$16,453	$1,728	$190	$19,806	$19,806	$-	$-
Austin, TX
Home2 Suites	02/21/2018	997	13,474	1,853	53	16,377	14,818	50	1,509
Summerville, SC
Total		$2,432	$29,927	$3,581	$243	$36,183	$34,624	$50	$1,509

(1)	Contractual purchase price of $19,750 and $16,325 for Austin TownePlace Suites and Summerville Home2 Suites, respectively.
(2)	All debt was drawn from the $150,000 secured revolving credit facility (the “credit facility”) at acquisition.
(3)	Total issuance of 259,685 common units. Common units may be redeemed at a rate of one common share for 52 common units (see Note 11).

Included in the consolidated statements of operations for the three and six months ended June 30, 2018 are total revenues of $2,161 and $3,574, respectively, and total operating income of $639 and $1,167, respectively, which represent the results of operations for the two hotels acquired in 2018 since the date of acquisition.

During the six months ended June 30, 2017, the Company acquired five wholly owned hotel properties.  The allocation of the purchase price based on fair value was as follows:

	Date of acquisition	Land	Buildings, improvements, and vehicle	Furniture and equipment	Intangible asset	Estimated earn out (1)	Total purchase price	Debt at acquisition (2)	Issuance of common units (3)	Net cash paid
Home2 Suites	03/24/2017	$905	$14,204	$1,351	$40	$-	$16,500	$16,455	$45	$-
Lexington, KY
Home2 Suites	03/24/2017	1,087	14,345	1,285	33	-	16,750	16,705	45	-
Round Rock, TX
Home2 Suites	03/24/2017	1,519	18,229	1,727	25	-	21,500	21,442	58	-
Tallahassee, FL
Home2 Suites	04/14/2017	1,311	16,792	897	-	-	19,000	9,096	52	9,852
Southaven, MS
Hampton Inn & Suites	06/19/2017	1,200	16,432	1,773	-	(155)	19,250	19,165	85	-
Lake Mary, FL
Total		$6,022	$80,002	$7,033	$98	$(155)	$93,000	$82,863	$285	$9,852

(1)

The Lake Mary purchase price was subject to a post-closing adjustment of up to $250 to be paid to the seller if the hotel achieved a stipulated hotel net operating income level in 2017.  This contingent consideration was included in the purchase price allocation at its estimated fair value on the date of the acquisition.  The full amount of $250 was paid to the seller in December of 2017.

(2)

Debt of $9,096 with Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18 was assumed related to the Home2 Suites Southaven, MS acquisition. All other debt was drawn from the credit facility at acquisition.

(3)	Total issuance of 1,211,648 common units. Common units may be redeemed at a rate of one common share for 52 common units (see Note 11).

Included in the consolidated statement of operations for the three and six months ended June 30, 2017 are total revenues of $4,325 and $4,630, respectively, and total operating income of $1,186 and $1,359, respectively, which represent the results of operations for the three hotels acquired in 2017 since the date of acquisition.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

All purchase price allocations were determined using Level 3 fair value inputs.

Pro Forma Results

In addition to the two properties acquired in the first quarter of 2018 and the five properties acquired in the first two quarters of 2017, the Company also acquired two wholly owned properties in the third quarter of 2017, the Fairfield Inn & Suites El Paso, TX (purchase price of $16,400) and the Residence Inn Austin, TX (purchase price of $22,400).

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Total revenue	$17,834	$18,291	$35,156	$36,317
Operating income	$3,029	$2,500	$5,309	$4,278
Net earnings (loss) attributable to common shareholders	$2,811	$4,848	$3,482	$(8,165)
Net earnings (loss) per share - Basic	$0.24	$0.42	$0.29	$(1.13)
Net earnings (loss) per share - Diluted	$0.24	$0.38	$0.29	$(1.13)

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

The purchase was partially funded with a $33,750 term loan secured by the property.  The term loan, obtained from LoanCore Capital Credit REIT LLC, has an initial term of 24 months with three 12-month extension periods, which may be exercised at the Atlanta JV’s option subject to certain conditions and fees.  The interest rate is a floating rate calculated on the one-month LIBOR plus 5.0%, and as a condition to closing, the Atlanta JV purchased a LIBOR cap of 3.0%.  The term loan remains outstanding at June 30, 2018 and has a current interest rate of 7.125%. The loan is non-recourse to the Atlanta JV, subject to specified exceptions.  The loan is also non-recourse to Condor, except for certain customary carve-outs which are guaranteed by the Company.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The Atlanta JV paid to Boast total management fees of $93 for both the three months ended June 30, 2018 and 2017,  and $191 and $182 for the six months ended June 30, 2018 and 2017, respectively.

Net cash flow from the Atlanta JV is distributed each quarter first with a 10% annual preferred return on capital contributions to Condor, second with a 10% annual preferred return on capital contributions to TWC, and third with any remainder distributed to the partners based on their pro-rata equity ownership. Profits are allocated in the same proportion as net cash flow. Losses are allocated based on pro-rata equity ownership. Cash distributions totaling $600 and $0 in the three months ended June 30, 2018 and 2017, respectively, and $960 and $400 in the six months ended June 30, 2018 and 2017, respectively, were received by the Company from the Atlanta JV. The Atlanta JV agreement also includes buy-sell rights for both members (generally after three years of hotel ownership for Condor and after five years for TWC) and Condor has a purchase option for TWC’s Atlanta JV ownership interest exercisable between the third and fifth anniversary of the hotel closing.

The following table represents the total assets, liabilities, and equity, including the Company’s share, of the Atlanta JV as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018	December 31, 2017
Investment in hotel properties, net	$47,311	$48,013
Cash and cash equivalents	1,471	1,404
Restricted cash, property escrows	1,081	682
Accounts receivable, prepaid expenses, and other assets	369	176
Total Assets	$50,232	$50,275

Accounts payable, accrued expenses, and other liabilities	$1,699	$1,019
Land option liability	6,190	6,190
Long-term debt, net of deferred financing costs	33,495	33,382
Total Liabilities	41,384	40,591
Condor equity	7,078	7,747
TWC equity	1,770	1,937
Total Equity	8,848	9,684
Total Liabilities and Equity	$50,232	$50,275

The table below provides the components of net earnings, including the Company’s share of the Atlanta JV, for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue
Room rentals and other hotel services	$3,106	$3,061	$6,378	$6,050
Operating Expenses
Hotel and property operations	2,008	2,062	4,013	3,923
Depreciation and amortization	364	356	721	710
Total operating expenses	2,372	2,418	4,734	4,633
Operating income	734	643	1,644	1,417
Net loss on disposition of assets	(8)	(3)	(17)	(4)
Net loss on derivative	-	(2)	-	(2)
Interest expense	(647)	(579)	(1,262)	(1,241)
Net earnings	$79	$59	$365	$170

Condor allocated earnings	$63	$25	$292	$136
TWC allocated earnings	16	34	73	34
Net earnings	$79	$59	$365	$170

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 5.  DISPOSITIONS OF HOTEL PROPERTIES

As of June 30, 2018, the Company had one hotel classified as held for sale.  At December 31, 2017, the Company had three hotels held for sale and classified one additional property as held for sale during the first quarter of 2018.

During the three months ended June 30, 2018 and 2017, the Company sold one hotel and three hotels, respectively, resulting in total gains of $1,947 and $5,031,  respectively.  During the six months ended June 30, 2018 and 2017, the Company sold three and five hotels, respectively, resulting in total gains of $1,984 and $5,031,  respectively.  One of the hotels sold during the three months ended March 31, 2018 and both of the hotels sold during the three months ended March 31, 2017 had been previously impaired and recoveries of impairment totaling $93 and $80, respectively, were recognized upon their sale.

NOTE 6.  LONG-TERM DEBT

Long-term debt related to wholly owned properties, including debt related to hotel properties held for sale, consisted of the following loans payable at June 30, 2018 and December 31, 2017:

Lender	Balance at June 30, 2018	Interest rate at June 30, 2018	Maturity	Amortization provision	Properties encumbered at June 30, 2018	Balance at December 31, 2017
Fixed rate debt
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18	$8,903	4.54%	08/2024	25 years	1	$8,987
Great Western Bank (1)	13,814	4.33%	12/2021 (5)	25 years	1	13,950
Great Western Bank (1)	1,294	4.33%	12/2021 (5)	7 years	-	1,380
Total fixed rate debt	24,011					24,317

Variable rate debt
Wells Fargo	26,257	4.37% (2)	11/2022 (6)	30 years	3	26,465
KeyBank credit facility (3)	94,318	5.06% (4)	03/2020 (7)	Interest only	12	73,303
Total variable rate debt	120,575				17	99,768

Total Long-term debt	$144,586					$124,085
Less: Deferred financing costs	(2,934)					(3,504)
Total long-term debt, net of deferred financing costs	141,652					120,581
Less: Long-term debt related to hotel properties held for sale, net of deferred financing costs of $51 and $279	(2,352)					(7,960)
Long-term debt related to hotel properties held for use, net of deferred financing costs of $2,883 and $3,225	$139,300					$112,621

(1) Both loans are collateralized by Aloft Leawood.

(2)  Variable rate of 30-day LIBOR plus 2.39%,  effectively fixed at 4.44% after giving effect to interest rate swap (see Note 8).

(3) $150,000 credit facility that includes an accordion feature that would allow the credit facility to be increased to $400,000 with additional lender commitments. Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility.  Total unused availability under this credit facility was $5,747 at June 30, 2018.  The commitment fee on unused facility is 0.20%.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Held for sale	Held for use	Total
Remainder of 2018	$-	$570	$570
2019	-	1,183	1,183
2020	2,403	93,146	95,549
2021	-	14,344	14,344
2022	-	24,886	24,886
Thereafter	-	8,054	8,054
Total	$2,403	$142,183	$144,586

Financial Covenants

We are required to satisfy various financial covenants within our debt agreements, including the following financial covenants within our credit facility:

•

Leverage Ratio: The ratio of consolidated total indebtedness to consolidated total asset value cannot exceed 60%.  Commencing on March 31, 2019, the foregoing leverage ratio will no longer be applicable, and in lieu thereof, the ratio of consolidated total indebtedness to adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the most recently ended four fiscal quarters cannot exceed 6.25 to 1.

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

As of June 30, 2018, we are not in default of any of our loans.

NOTE 7.  CONVERTIBLE DEBT AT FAIR VALUE

As part of an Exchange Agreement entered into on March 16, 2016 with Real Estate Strategies, L.P. (“RES”, which also includes affiliated entities), the Company issued to RES a Convertible Promissory Note (the “Note”), bearing interest at 6.25% per annum, in the principal amount of $1,012 initially convertible into shares of 6.25% Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”), which could be subsequently converted into 97,269 shares of common stock.  Following the conversion of all of the outstanding Series D Preferred Stock into common stock and the issuance of the 6.25% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”) on March 1, 2017, the Note was amended to be convertible directly into 97,269 shares of common stock at any time at the option of RES or automatically when the Series E Preferred Stock is required to be converted or is redeemed in whole (see Note 10).  The Note is not convertible to the extent that a conversion would cause RES,

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

together with its affiliates, to beneficially own more than 49% of the voting stock of the Company at the time of the conversion.  Any conversion reduces the principal amount of the Note proportionally.

The Company has made an irrevocable election to record this convertible debt in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of this Note. As such, gains and losses on the Note are included in net gain on derivatives and convertible debt within net earnings each reporting period. Gains (losses) related to this Note were recognized totaling ($1) and $25 during the three months ended June, 2018 and 2017, respectively and $19 and $265 during the six months ended June 30, 2018 and 2017, respectively.  The fair value of the Note is determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options. The fair value of the Note on the date of issuance was determined to be equal to its principal amount. Interest expense related to this Note is recorded separately from other changes in its fair value within interest expense each period.

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of June 30, 2018:

	Fair value as of June 30, 2018	Unpaid principal balance as of June 30, 2018	Fair value carrying amount over/(under) unpaid principal
6.25% Convertible Debt	$1,050	$1,012	$38

NOTE 8. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At June 30, 2018, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired properties in 2018 and 2017 (see Note 3), in the accounting for the Company’s equity transactions that occurred in March 2017 (see Note 10),  in the valuation of the stock-based compensation grants (see Note 12), and in the assessment of impaired and potentially impaired hotels during the three and six months ended June 30, 2018 and 2017.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on expectations of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at June 30, 2018 and December 31, 2017 are as follows:

Associated debt	Type	Terms	Effective Date	Maturity Date	Notional amount at June 30, 2018	Notional amount at December 31, 2017
Wells Fargo	Swap	Swaps 30-day LIBOR for fixed rate of 2.053%	11/2017	11/2022	$26,257 (1)	$26,465 (1)
Credit facility	Cap	Caps 30-day LIBOR at 2.50%	03/2017	03/2019	$50,000	$50,000

(1)	Notional amount amortizes consistently with the principal amortization of the associated loan.

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

All derivatives recognized by the Company are reported as derivative assets on the consolidated balance sheets and are adjusted to their fair value at each reporting date. All gains and losses on derivative instruments are included in net gain on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the consolidated statements of operations. Net gains of $157 and $202 for the three months ended June 30, 2018 and 2017, respectively, and $584 and $137 for the six months ended June 30, 2018 and 2017, respectively, were recognized related to derivative instruments.

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial assets and (liabilities) carried at fair value and measured on a recurring basis:

	Fair value at
	June 30, 2018	Level 1	Level 2	Level 3
Interest rate derivatives	$709	$-	$709	$-
Series E Preferred embedded redemption option	266	-	-	266
Convertible debt	(1,050)	-	-	(1,050)
Total	$(75)	$-	$709	$(784)

	Fair value at
	December 31, 2017	Level 1	Level 2	Level 3
Interest rate derivatives	$77	$-	$77	$-
Series E Preferred embedded redemption option	314	-	-	314
Convertible debt	(1,069)	-	-	(1,069)
Total	$(678)	$-	$77	$(755)

There were no transfers between levels during the three or six months ended June 30, 2018 or 2017.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the consolidated statements of operations during the periods:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Three months ended June 30,
	2018			2017
	Series E Preferred embedded redemption option	Convertible debt	Total	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$280	$(1,049)	$(769)	$93	$(1,075)	$(982)
Net gains (losses) recognized in earnings	(14)	(1)	(15)	240	25	265
Purchase and issuances	-	-	-	-	-	-
Realized (gains) losses	-	-	-	-	-	-
Sales and settlements	-	-	-	-	-	-
Gross transfers into Level 3	-	-	-	-	-	-
Gross transfers out of Level 3	-	-	-	-	-	-
Fair value, end of period	$266	$(1,050)	$(784)	$333	$(1,050)	$(717)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$(14)	$(1)	$(15)	$240	$25	$265

	Six months ended June 30,
	2018			2017
	Series E Preferred embedded redemption option	Convertible debt	Total	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$314	$(1,069)	$(755)	$-	$(1,315)	$(1,315)
Net gains (losses) recognized in earnings	(48)	19	(29)	183	265	448
Purchase and issuances			-	150	-	150
Realized (gains) losses		-	-	-	-	-
Sales and settlements	-	-	-	-	-	-
Gross transfers into Level 3	-	-	-	-	-	-
Gross transfers out of Level 3	-	-	-	-	-	-
Fair value, end of period	$266	$(1,050)	$(784)	$333	$(1,050)	$(717)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$(48)	$19	$(29)	$183	$265	$448

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Carrying value as of		Estimated fair value as of
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Held for use	$139,300	$112,621	$137,659	$112,150
Held for sale	2,352	7,960	2,352	8,065
Total	$141,652	$120,581	$140,011	$120,215

Impaired Hotel Properties

In the performance of impairment analysis for both held for sale and held for use properties, fair value is determined with the assistance of independent real estate brokers and through the use of operating results and revenue multiples based on the Company’s experience with hotel sales as well as available industry information.  For held for sale properties, estimated selling costs are based on our experience with similar asset sales.  These are considered Level 3 measurements. The amount of impairment and recovery of previously recorded impairment recognized in the three and six months ended June 30, 2018 and 2017 is shown in the table below:

	Three months ended June 30,
	2018		2017
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Sold hotels:
Impairment loss	-	$-	2	$(479)

	Six months ended June 30,
	2018		2017
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Sold hotels:
Impairment loss	-	$-	2	$(830)
Impairment recovery	1	93	2	80
Total net impairment (loss) recovery:	1	$93	4	$(750)

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

On March 29, 2017, the Company sold in an underwritten public offering 4,772,500 shares of its common stock, including 622,500 shares issued pursuant to the full exercise of an option to purchase additional shares of common stock granted to the underwriters, at a public offering price per share of $10.50. Net proceeds, after the payment of related expenses incurred through June 30, 2017, from this offering totaled $45,888.

The Company’s common stock began trading on the NYSE American under its current symbol “CDOR” beginning at the open of market trading on July 21, 2017.  The Company’s common stock previously traded on the NASDAQ Stock Market.

On September 20, 2017, the Company entered into an equity distribution agreement with KeyBanc Capital Markets Inc. and BMO Capital Markets Corp. (collectively, the “Sales Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $50,000, subject to decrease in compliance with General Instruction I.B.6 of Registration Statement on Form S-3, of shares of our common stock pursuant to a prospectus supplement we filed with the Securities and Exchange Commission (“SEC”) through the Sales Agents acting as sales agent and/or principal, through an at-the-market offering program (our “ATM program”). Pursuant to Instruction I.B.6 to Registration Statement on Form S-3, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75,000.  During the three and six months ended June 30, 2018, we sold 16,140 and 28,474 shares, respectively, of common stock under the ATM program at an average sales price of $10.40 per share in both periods, for gross proceeds totaling $168 and $296 and net proceeds totaling $154 and $257, respectively,  after cash commissions of 2% of gross proceeds paid to the Sales Agents and additional related costs.  Since the inception of the ATM program, we have sold 197,478 shares of common stock at an average sales price of $10.18 per share for gross proceeds totaling $2,011 and net proceeds totaling $1,876.

NOTE 10.  PREFERRED STOCK

Series D Preferred Stock

On March 16, 2016, the Company and SREP III Flight-Investco, L.P. (“SREP”), an affiliate of StepStone Group LP, entered into a Stock Purchase Agreement pursuant to which Condor issued and sold 3,000,000 shares of Series D Preferred Stock to SREP for an aggregate purchase price of $30,000.  Simultaneously, the Company entered into an Exchange Agreement with RES pursuant to which all 3,000,000 outstanding shares of 6.25% Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) were exchanged for 3,000,000 shares of Series D Preferred Stock with an additional 245,156 shares of Series D Preferred Stock issued to RES in lieu of a portion of the accrued and unpaid dividends due on the Series C Preferred Stock.  The Note (see Note 7) and cash of $1,484 were also issued to RES as part of this exchange transaction.

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

The Series E Preferred Stock was determined to have a fair value of $9,900 on the date of issuance as measured using a trinomial lattice-based model.  From this value, the embedded redemption option (see Note 8), which was determined to be an asset with a fair value on the date of issuance of $150 using the same model, was bifurcated and will be accounted for at fair value at each period end.  These are considered Level 3 fair value measurements.  The issuance of the Series E Preferred Stock is considered an inducement to convert the Series D Preferred Stock to common stock and as such, its fair value at issuance, plus related expenses totaling $127 and $1,130 in the three and six months ended June 30, 2017, are reflected as a reduction of retained earnings and an increase in dividends declared and in kind dividends deemed on preferred stock.

Impact of Preferred Stock on Net Earnings (Loss) Attributable to Common Shareholders

The components of dividends declared and in kind dividends deemed on preferred stock are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Preferred D dividends accrued at stated rate	$-	$-	$-	$650
Preferred D inducement to convert	-	127	-	11,030
Preferred E dividends accrued at stated rate	145	144	289	194
Dividends declared and in kind dividends deemed on preferred stock	$145	$271	$289	$11,874

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

Our ownership interest in the operating partnership as of both June 30, 2018 and December 31, 2017 was 99.3%.  At June 30, 2018 and December 31, 2017,  4,809,927 and 4,550,242 common units owned by minority interest holders

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

were outstanding, all of which were held by limited partners.  All LTIP units previously outstanding were cancelled on June 28, 2017 (see Note 12). The total redemption value for the common units was $962 and $871 at June 30, 2018 and December 31, 2017, respectively.

Each limited partner of the operating partnership may, subject to certain limitations, require that the operating partnership redeem all or a portion of his or her common units at any time after a specified period following the date the units were acquired, by delivering a redemption notice to the operating partnership. When a limited partner tenders common units for redemption, the Company can, at its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock at a rate of one share of common stock for each 52 common units redeemed or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. No common units were redeemed during the three or six months ended June 30, 2018 or 2017.

NOTE 12.  STOCK-BASED COMPENSATION

The Company currently has in place the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 761,538 following the approval of an amendment to the plan to increase the number of available shares by 300,000 that was approved by shareholders on May 17, 2018 at the annual meeting of shareholders.  As of June 30, 2018, there were 609,138 common shares available for issuance under the 2016 Stock Plan.

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

Service Condition Share Awards

From time to time, the Company awards restricted shares of common stock to employees, officers, and members of the Board of Directors under the 2016 Stock Plan.  These shares generally vest ratably over five years for employees and officers and three years for members of the Board of Directors based on continued service or employment.  Dividends paid on these restricted shares during the vesting period are not forfeited in the event that the shares fail to vest. The following table presents a summary of the service condition unvested share activity for the six months ended June 30, 2018:

	Shares	Weighted-average grant date fair value
Unvested at December 31, 2017	95,832	$10.54
Granted	21,239	$10.25
Vested	(21,536)	$10.59
Forfeited	(11,644)	$10.33
Unvested at June 30, 2018	83,891	$10.48

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The fair value of the service condition unvested share awards was determined based on the closing price of the Company’s common stock on the grant date.

Market Based Share Awards

Pursuant to an amendment of an employment agreement on June 28, 2017, an executive officer may earn shares of common stock if certain market share prices of common stock are attained.  Any such shares, if earned, will be issued under the 2016 Stock Plan or another shareholder approved plan.  The executive officer will earn and be issued 36,692 common shares each time stock market price targets of $11.00 to $18.00 (in one dollar increments) per common share are first achieved prior to March 31, 2022 based on the weighted-average common stock price for 60 consecutive trading days.  Additionally, the shares vest to the extent of the value received per share of common stock in connection with a change in control, with the payout in such case to be prorated for the portion of the value above a stock market price target but below the next stock market price target.

The compensation cost related to awards that are contingent upon achieving a market based criteria is measured at the fair value of the award on the date of grant using the Monte Carlo simulation, including consideration of the market criteria, and amortized on a straight line basis over the derived performance period which is also estimated using this model.    The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimize standard error.  The total grant date fair value of this market based share award, including additional value assessed at the time of subsequent amendment of the award, was $1,380.

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

The fair value of the performance based share awards is based on the closing price of the Company’s common stock on the grant date, discounted for estimated common stock dividends to be declared prior to the shares being issued.  The grant date occurs on an annual basis when budgeted FFO is approved by the Board of Directors.  During the first quarter of 2018,  21,133 shares with a grant date fair value totaling $212 were awarded to the executive based on 2017 FFO.  The total grant date fair value of the 2018 portion of this performance based share award, assuming that 100% of budgeted FFO is achieved, was $169.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Long-Term Incentive Plan Awards

On March 2, 2015, the Company granted an equity award of 5,263,152 LTIP units, representing profit interests in the operating partnership,  to an executive officer of the Company.  A Monte Carlo simulation was utilized at issuance for the determination of the fair value of the award.  The LTIP units were to be earned in one-third increments upon the Company’s common stock achieving price per share milestones of $22.75,  $29.25,  and $35.75, respectively.  Earned LTIP units were to vest in March 2018, or earlier upon a change in control of the Company, and upon vesting could be converted into operating partnership common units which could be redeemed at the rate of one share of common stock for each 52 earned LTIP units for up to 101,213 common shares.  These LTIP units were cancelled on June 28, 2017 pursuant to an amendment of the employment agreement with the executive officer.

Director Fully Vested Share Compensation

Independent directors serving as members of the Investment Committee of the Board of Directors receive their monthly Investment Committee fees in the form of shares of the Company’s common stock. Certain independent directors also elect to receive a portion of their director fees in the form of shares of the Company’s common stock.

A total of 3,090 and 409 shares were issued during the three months ended June 30, 2018 and 2017, respectively, and a total of 6,012 and 1,123 shares were issued during the six months ended June 30, 2018 and 2017, respectively, to independent directors under the 2016 Stock Plan with respect to these fees.

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation, including LTIP units, related to employees and directors for the three months ended June 30, 2018 and 2017 was $263 and $80, respectively,  and for the six months ended June 30, 2018 and 2017 was $665 and $157, respectively, all of which is included in general and administrative expense. Total unrecognized compensation cost related to all awards at June 30, 2018 was $1,359, which is expected to be recognized over a weighted-average remaining service period of 3.04 years.

NOTE 13.  INCOME TAXES

As of June 30, 2017 and throughout the three and six months then ended, a full valuation allowance was recorded against the Company’s net deferred tax assets due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded during those periods.  During the fourth quarter of 2017, it was determined by management that a valuation allowance against federal and certain state net deferred tax assets was no longer required as management believed that it is more likely than not that remaining deferred tax assets will be realized.  Following this release, during the three and six months ended June 30, 2018, income tax expense totaling $54 and $183, respectively, was recognized primarily related to income earned by the TRS.  Management believes the combined federal and state effective income tax rate for the TRS will be approximately 26%.

After consideration of limitations related to a change in control as defined under Code Section 382, the TRS’s net operating loss carryforward at June 30, 2018 as determined for federal income tax purposes was $4,173. The availability of the loss carryforwards will expire from 2027 through 2034, with an indefinite carryforward for losses arising after December 31, 2017.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator: Basic
Net earnings (loss) attributable to common shareholders	$2,741	$4,654	$3,383	$(9,299)
Less: Allocation to participating securities	(20)	(20)	(36)	(20)
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$2,721	$4,634	$3,347	$(9,319)

Numerator: Diluted
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$2,721	$4,634	$3,347	$(9,319)
Dividends and fair value adjustment on Series E Preferred Stock	-	(95)	-	-
Interest and fair value adjustment on Convertible Debt	17	(9)	13	-
Total Diluted	$2,738	$4,530	$3,360	$(9,319)

Denominator
Weighted average number of common shares - Basic	11,782,594	11,541,085	11,764,231	7,263,158
Series E Preferred Stock	-	668,111	-	-
Warrants - RES	-	23,146	-	-
Performance Based Share Awards	-	-	8,571	-
Convertible Debt	97,269	97,269	97,269	-
Weighted average number of common shares - Diluted	11,879,863	12,329,611	11,870,071	7,263,158

Earnings per Share
Basic Earnings (Loss) per Share	$0.23	$0.40	$0.28	$(1.28)
Diluted Earnings (Loss) per Share	$0.23	$0.37	$0.28	$(1.28)

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Outstanding stock options (2)	-	481	-	481
Unvested restricted stock	91,667	15,269	95,665	7,677
Warrants - RES (2)	-	-	-	96,587
Warrants - Employees (2)	-	66,153	22,295	66,153
Series D Preferred Stock (2)	-	-	-	1,957,300
Series E Preferred Stock	668,111	-	668,111	450,239
Convertible debt	-	-	-	97,269
LTIP common units (1) (2)	-	98,989	-	100,095
Operating partnership common units (1)	92,499	65,920	91,064	58,539
Total potentially dilutive securities excluded from the denominator	852,277	246,812	877,135	2,834,340

(1)

LTIP and common units of the operating partnership have been omitted from the denominator for the purpose of computing diluted EPS since the effect of including these amounts in the numerator and denominator would have no impact on calculated EPS.

(2)	Amounts above are weighted average amounts outstanding for the periods presented. These instruments were no longer outstanding at June 30, 2018.

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

Each of the management companies employed by the TRS at June 30, 2018 receives a base monthly management fee of 3.0% to 3.5% of hotel revenue, with incentives for performance, which increase such fee to a maximum of 5.0% of hotel revenue.  Base management fees totaled $524 and $440,  respectively, for the three months ended June 30, 2018 and 2017,  and $1,019 and $764, respectively, for the six months ended June 30, 2018, all of which was included as hotel and property operations expense. Incentive management fees totaled $116 and $8, respectively, for the three months ended June 30, 2018 and 2017, and $181 and $33, respectively, for the six months ended June 30, 2018 and 2017.

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

Franchise Agreements

As of June 30, 2018,  all of our properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue. The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term. Franchise fee expense totaled $1,295 and $947 for the three months ended June 30, 2018 and 2017, respectively,  and $2,517 and $1,615 for the six months ended June 30, 2018 and 2017, respectively, and all of which was included as hotel and property operations expense.

Leases

The Company has no land lease agreements in place related to properties owned at June 30, 2018 or during any point in 2018.  Land lease expense related to properties previously owned totaled $0 and $9, respectively, for the three and six months ended June 30, 2017,  all of which was included as hotel and property operations expense.

The Company entered into three new office lease agreements in 2016, replacing all existing office lease agreements. These leases expire in 2019 through 2021 and have combined rent expense of approximately $154 annually. Office lease expense totaled $39 in both the three months ended June 30, 2018 and 2017, and $78 and $77 in the six months ended June 30, 2018 and 2017, respectively, and is included in general and administrative expense.

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

NOTE 16.  SUBSEQUENT EVENTS

Subsequent to June 30, 2018, one additional hotel property met the criteria to be considered held for sale. Investment in hotel property, net of $4,057 and long-term debt, net of deferred financing costs, of $1,522 related to this property remain classified in the June 30, 2018 balance sheet as held for use.

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

Background

Condor Hospitality Trust, Inc. (“Condor” or the “Company”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of June 30, 2018, the Company owned 17 hotels, representing 2,088 rooms, in nine states, including one hotel owned through an 80% interest in an unconsolidated joint venture (“Atlanta JV”).

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (the “operating partnership”), for which we serve as general partner. As of June 30, 2018, we owned approximately 99.3% of the common operating units (“common units”) in the operating partnership.  In the future, the operating partnership may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

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

Overview

During the second quarter of 2018, the Company continued to successfully execute on its stated strategy. Notable accomplishments in the quarter include: (1) delivering 4.6%  second quarter Revenue per Available Room (“RevPAR”) growth for its same-store new investment platform as well as expansion in hotel Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) margin and (2) selling one non-core legacy asset, bringing the legacy portfolio down to two assets remaining, with one of these currently under contract to be sold.

A more detailed discussion of the aforementioned accomplishments follows:

RevPAR Growth and Hotel EBITDA Margin Expansion

During the second quarter the new investment platform delivered same-store RevPAR growth of 4.6%, which was comprised of a 2.4% increase in occupancy and a 2.1% increase in average daily rate (“ADR”). This outperformance relative to the broader lodging industry is largely due to the successful execution of the Company’s investment strategy. The Company’s new investment portfolio is comprised of young, high-quality assets that are currently gaining market share in secondary markets which the Company believes are the right place to be at this point in the lodging cycle.

In addition to the growth in RevPAR, the Company achieved an increase in Hotel EBITDA margin.  The improvement in Hotel EBITDA margin can be attributed to the Company’s ability to intensively asset manage its third-party hotel managers to drive operational improvements.

Portfolio Activity

The Company’s investment strategy is to assemble a portfolio of premium-branded, select-service hotels in the top 100 Metropolitan Statistical Areas (“MSAs”) with a particular focus on the top 20 to 60 MSAs. Since restarting its portfolio transformation in 2015, the Company has acquired 14 high-quality, select-service hotels representing 1,808 rooms in its target markets for a total purchase price of $276.6 million. Additionally, during this time, the Company has sold 53 legacy assets for a total gross sales price of $160.5 million.

Management believes that the ongoing portfolio transformation positions the Company in the right markets with the right asset type in order to outperform at this stage of the lodging cycle and to create additional shareholder value.

Dispositions

During the second quarter of 2018, the Company sold the Comfort Suites in Fort Wayne, IN for $7.1 million.  Net proceeds from the sales were applied to outstanding debt on the Company’s $150 million secured credit facility.  The Company has only two legacy hotels remaining in the portfolio, and one of these hotels, the Super 8 in Creston, IA, is currently under contract for sale with expected gross proceeds of $5.1 million.

Balance Sheet and Capital Markets Activity

As of June 30, 2018, the Company had cash and cash equivalents (including restricted cash) of $11.3 million and available revolver borrowing capacity of $5.7 million.  As of June 30, 2018, the Company had total outstanding long-term debt of $142.2 million associated with assets held for use with a weighted average maturity of 2.6 years and a weighted average interest rate of 4.76%.

During the second quarter of 2018, the Company sold 16,140 shares of common stock under the at-the-market offering program (“ATM program”) at an average sales price of $10.40 per share for net proceeds totaling approximately $0.2 million.

Dividends

On May 23, 2018, the Board of Directors declared a quarterly cash common stock dividend of $0.195 per share for the second quarter of 2018.  The common stock dividend represented an annualized yield of approximately 7.6% based on the closing price of the Company’s common shares on May 22, 2018.  The second quarter dividend was paid on July 3, 2018 to shareholders of record as of June 15, 2018.

Hotel Property Portfolio and Activity

Hotel Property Portfolio

The following table sets forth certain information with respect to the hotels owned by us as of June 30, 2018:

New Investment Platform Hotel Portfolio
Hotel Name	City	State	Rooms	Acquisition Date	Purchase Price (in thousands)
Hilton Garden Inn	Dowell/Solomons	MD	100	05/25/2012	$11,500
SpringHill Suites	San Antonio	TX	116	10/01/2015	$17,500
Courtyard by Marriott	Jacksonville	FL	120	10/02/2015	$14,000
Hotel Indigo	College Park	GA	142	10/02/2015	$11,000
Aloft (1)	Atlanta	GA	254	08/22/2016	$43,550
Aloft	Leawood	KS	156	12/14/2016	$22,500
Home2 Suites	Lexington	KY	103	03/24/2017	$16,500
Home2 Suites	Round Rock	TX	91	03/24/2017	$16,750
Home2 Suites	Tallahassee	FL	132	03/24/2017	$21,500
Home2 Suites	Southaven	MS	105	04/14/2017	$19,000
Hampton Inn & Suites	Lake Mary	FL	130	06/19/2017	$19,250
Fairfield Inn & Suites	El Paso	TX	124	08/31/2017	$16,400
Residence Inn	Austin	TX	120	08/31/2017	$22,400
TownePlace Suites	Austin	TX	122	01/18/2018	$19,750
Home2 Suites	Summerville	SC	93	02/21/2018	$16,325
			1,908		$287,925

Legacy Hotel Portfolio
Hotel Name	City	State	Rooms	Acquisition Date	Status as of June 30, 2018
Super 8 (2)	Creston	IA	121	09/19/1978	HFS
Quality Inn	Solomons	MD	59	06/01/1986	Hold
			180
Total Rooms			2,088

(1)	This property is owned through an 80% interest in our unconsolidated Atlanta JV.
(2)	Asset is currently under contract to be sold.

All of our properties are encumbered by either our credit facility or by mortgage debt at June 30, 2018.

Acquisitions

During the six months ended June 30, 2018, the Company acquired the following two wholly owned hotel properties (dollars in thousands):

	Date of acquisition	Number of rooms	Total contractual purchase price	Total purchase price & acquisition costs	Debt at acquisition (1)	Issuance of common units (2)	Net cash paid
TownePlace Suites	01/18/2018	122	$19,750	$19,806	$19,806	$-	$-
Austin, TX
Home2 Suites	02/21/2018	93	16,325	16,377	14,818	50	1,509
Summerville, SC
Total		215	$36,075	$36,183	$34,624	$50	$1,509

(1)	All debt was drawn from the credit facility at acquisition.
(2)	Total issuance of 259,685 common units. Common units may be redeemed at a rate of one common share for 52 common units.

Dispositions

Consistent with our strategic repositioning, the following hotel sales were executed in the six months ended June 30, 2018:

Date of sale	Location	Brand	Condor lender	Number of rooms	Gross proceeds (in thousands)
01/25/2018	Creston, IA	Supertel Inn	Credit facility	41	$2,050
03/15/2018	South Bend, IN	Comfort Suites	Credit facility	135	6,100
05/30/2018	Fort Wayne, IN	Comfort Suites	Credit facility	127	7,100
			Total	303	$15,250

All net proceeds, after the payment of related expenses, from these dispositions totaled $14.7 million.  The net proceeds were used to repay borrowings under the Company’s $150.0 million credit facility.

Based on the criteria discussed in the footnotes to the consolidated financial statements, as of June 30, 2018, the Company had one hotel classified as held for sale.  At December 31, 2017, the Company had three hotels held for sale and classified one additional property as held for sale during the first quarter of 2018.  During the three and six months ended June 30, 2018, the Company sold one and three hotels, respectively.

Operating Performance Metrics

The following tables present our same-store occupancy,  ADR, and RevPAR for all our hotels owned at June 30, 2018, with the exception of the TownePlace Suites Austin, TX (opened on January 3, 2017) and the Home2 Suites Summerville, SC (opened on July 18, 2017), for which there are not comparable prior period results available for all periods presented.  Same-store occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented.  Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited or reviewed by our independent auditors.  The performance metrics for the hotel acquired through our Atlanta JV, also presented below, reflect 100% of the operating results of the property, including our interest and the interest of our partner.

	Three months ended June 30,
	2018			2017
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly owned new investment platform properties	84.49%	$122.07	$103.14	81.62%	$120.81	$98.61
Atlanta Aloft JV	81.20%	$141.89	$115.21	84.16%	$131.12	$110.35
Total New investment platform	84.00%	$124.95	$104.95	82.01%	$122.40	$100.37

Legacy hotels held for sale	83.09%	$64.96	$53.97	81.14%	$64.63	$52.44
Legacy hotels held for use	53.26%	$87.15	$46.42	75.62%	$82.21	$62.17
Total Legacy	73.20%	$70.31	$51.47	79.31%	$70.19	$55.67

Total Same-Store Portfolio	82.95%	$120.29	$99.79	81.74%	$117.51	$96.05

	Six months ended June 30,
	2018			2017
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly owned new investment platform properties	82.15%	$122.79	$100.87	80.24%	$121.16	$97.22
Atlanta Aloft JV	80.35%	$147.26	$118.32	83.34%	$133.09	$110.92
Total New investment platform	81.88%	$126.39	$103.49	80.70%	$123.01	$99.27

Legacy hotels held for sale	74.33%	$63.47	$47.18	73.57%	$62.21	$45.77
Legacy hotels held for use	49.46%	$83.79	$41.44	79.09%	$75.83	$59.98
Total Legacy	66.09%	$68.51	$45.28	75.40%	$66.95	$50.48

Total Same-Store Portfolio	80.35%	$121.79	$97.87	80.19%	$117.92	$94.56

In the new investment platform hotels, total same-store RevPAR increased by 4.6% in the second quarter of 2018, driven by increases in both ADR of 2.1% and occupancy of 2.4%.  For the year-to-date period, new investment platform same-store RevPAR increased by 4.2%, also driven by increases in both ADR of 2.8% and occupancy of 1.5%.

For the second quarter, the largest RevPAR increases in new investment platform hotels related to the Atlanta Hotel Indigo, the Jacksonville Courtyard by Marriott, the San Antonio SpringHill Suites, and the El Paso Fairfield Inn & Suites.  At the Atlanta Hotel Indigo, several significant new corporate and group accounts increased primarily occupancy.  At the Jacksonville Courtyard by Marriott, increases in both occupancy and ADR were recognized as the property was able to add new corporate accounts after a period of softening in the first half of 2017 due to the opening of a nearby property.  At the San Antonio SpringHill Suites, both occupancy and ADR were also both significantly up to special events in the market and the increasing strength of the local corporate and convention market.  At the El Paso Fairfield Inn & Suites, a significant piece of new group business increased occupancy.

For the comparable year-to-date periods, the largest RevPAR increases in new investment platform hotels related to the Atlanta Hotel Indigo, the Jacksonville Courtyard by Marriott, the San Antonio SpringHill Suites, and the Lake Mary Hampton Inn.  The increases in year-to-date performance for the Atlanta Hotel Indigo, the Jacksonville Courtyard by Marriott, and the San Antonio SpringHill Suites were driven primarily by gains in occupancy and for the reasons discussed in the quarter-to-date period above.  At the Lake Mary Hampton Inn, RevPAR increased due to an increase in ADR following the completion of renovations at the property in the second quarter of 2017 and following a restructuring of the rate determination in group contracts.

Results of Operations

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017 (in thousands)

	Three months ended June 30,
	2018	2017	Variance
Revenue	$17,834	$14,252	$3,582
Hotel and property operations expense	(10,756)	(9,224)	(1,532)
Depreciation and amortization expense	(2,444)	(1,769)	(675)
General and administrative expense	(1,605)	(1,511)	(94)
Acquisition and terminated transactions expense	(71)	(215)	144
Net gain on disposition of assets	1,895	4,852	(2,957)
Equity in earnings of joint venture	63	25	38
Net gain on derivatives and convertible debt	156	227	(71)
Other expense, net	(20)	(39)	19
Interest expense	(2,091)	(1,092)	(999)
Impairment loss, net	-	(479)	479
Income tax expense	(54)	(35)	(19)
Net earnings	$2,907	$4,992	$(2,085)

Revenue

Revenue between the periods increased by a total of $3,582, or 25.1%.  Revenue from properties acquired during or after the second quarter of 2017 increased by $5,698 during the three months ended June 30, 2018, while revenue decreased between the periods by $2,396 as a result of decreased revenue from held for sale and sold properties.  Revenue related to held for use properties increased in total by $280 as a result of the changes in RevPAR on the new investment platform hotels and legacy held for use hotel discussed above.

Operating Expenses and Interest Expense

Hotel and property operations expense increased by $1,532 primarily as a result of increased expenses from properties acquired during or after the second quarter of 2017 of $3,222 which were partially offset by decreased expenses from held for sale and sold properties of $1,681 between the periods.  In total, hotel and operations expenses decreased as a percentage of total revenue to 60.3% from 64.7% for the three months ended June 30, 2018 and 2017, respectively.  This decrease was both a result of increased ADR in our hotel portfolio and because fewer legacy hotels remain in our portfolio and new investment platform hotels have higher operating margins than the hotels that were sold during and between the periods.

Depreciation expense increased by $675 between the periods as a result of an increase in the value of the Company’s held for use hotel property portfolio between the periods (from $206,790 gross investment at June 30, 2017 to $256,541 gross investment at June 30, 2018), largely due to the four hotel acquisitions completed between the end of second quarter of 2017 and the second quarter of 2018.  Interest expense also increased by $999 between the periods as a result of increased debt balances (from $94,063 at June 30, 2017 to $144,586 at June 30, 2018) due to the increased size of the Company’s hotel portfolio and an increase in the weighted average interest rate on total debt outstanding due to changing market conditions (from 4.02% at June 30, 2017 to 4.84% at June 30, 2018).

General and administrative expense increased by $94 between the periods largely as a result of increased compensation costs primarily related to stock compensation issued to executive officers which was partially offset by decreased professional fees as a result of decreased transactional activity.

Acquisition costs typically consist of transfer taxes, legal fees, and other costs associated with acquiring a hotel property as well as transactions that were terminated during the year and expense incurred pursuing potential acquisitions.  Prior to January 1, 2018, hotel acquisition costs were expensed for both completed and potential acquisitions.  Beginning on January 1, 2018, with the implementation of Accounting Standards Update (“ASU”) No. 2017-01, these costs are capitalized if they relate to a completed hotel acquisitions and expensed only related to potential acquisitions not subsequently pursued or terminated transactions, leading to the period over period decrease in these expenses.  See further discussion of ASU No. 2017-01 in Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated interim financial statements.

Net Gain on Disposition of Assets

In the three months ended June 30, 2018 and 2017, one and three hotels were sold, respectively, resulting in total gains of $1,947 and $5,031, respectively.  The net gains appearing in the financial statements also include net losses on disposals due to repairs, replacements, and other renovations.

Impairment Loss, net

All impairment losses and recoveries in both periods relate to impairment taken or recovered on properties that are now sold.  No such losses were incurred during the three months ended June 30, 2018.  In the three months ended June 30, 2017, we incurred a total of $479 of impairment losses on two properties.

Income Tax Expense

As of June 30, 2017 and throughout the three months then ended, a full valuation allowance was recorded against the Company’s net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded during that period with the exception of amounts estimated for alternative minimum tax.  During the fourth quarter of 2017, it was determined by management that a valuation allowance against federal and certain state net deferred tax assets is no longer required as management believes that it is more likely than not that remaining deferred tax assets will be realized.  Following this release, during the three months ended June 30, 2018, income tax expense totaling $54 was recognized primarily on income earned by the TRS.  Management believes the combined federal and state income tax rate for the TRS will be approximately 26% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017 (in thousands)

	Six months ended June 30,
	2018	2017	Variance
Revenue	$34,513	$24,613	$9,900
Hotel and property operations expense	(21,170)	(16,837)	(4,333)
Depreciation and amortization expense	(4,703)	(2,820)	(1,883)
General and administrative expense	(3,474)	(3,003)	(471)
Acquisition and terminated transactions expense	(90)	(717)	627
Equity transactions expense	-	(343)	343
Net gain on disposition of assets	1,871	4,849	(2,978)
Equity in earnings of joint venture	292	136	156
Net gain on derivatives and convertible debt	603	402	201
Other expense, net	(34)	(40)	6
Interest expense	(4,019)	(2,063)	(1,956)
Loss on extinguishment of debt	-	(800)	800
Impairment (loss) recovery, net	93	(750)	843
Income tax expense	(183)	(35)	(148)
Net earnings	$3,699	$2,592	$1,107

Revenue

Revenue between the periods increased by a total of $9,900, or 40.2%.  Revenue from properties acquired after December 31, 2016 increased by $14,143 during the six months ended June 30, 2018, while revenue decreased between the periods by $4,737 as a result of decreased revenue from held for sale and sold properties.  Revenue related to held for use properties increased in total by $494 as a result of the changes in RevPAR on the new investment platform hotels and legacy held for use hotel discussed above.

Operating Expenses and Interest Expense

Hotel and property operations expense increased by $4,333 primarily as a result of increased expenses from properties acquired after December 31, 2016 of $7,967 which were partially offset by decreased expenses from held for sale and sold properties of $3,656 between the periods.  In total, hotel and operations expenses decreased as a percentage of total revenue to 61.3% from 68.4% for the six months ended June 30, 2018 and 2017, respectively.  This decrease was both a result of increased ADR in our hotel portfolio and because fewer legacy hotels remain in our portfolio and new investment platform hotels have higher operating margins than the hotels that were sold during and between the periods.

Depreciation expense increased by $1,883 between the periods as a result of an increase in the value of the Company’s held for use hotel property portfolio between the periods (from $206,790 gross investment at June 30, 2017 to $256,541 gross investment at June 30, 2018), largely due to the four hotel acquisitions completed between the end of second quarter of 2017 and the second quarter of 2018.  Interest expense also increased by $1,956 between the periods as a result of increased debt balances (from $94,063 at June 30, 2017 to $144,586 at June 30, 2018) due to the increased size of the Company’s hotel portfolio and an increase in the weighted average interest rate on total debt outstanding due to changing market conditions (from 4.02% at June 30, 2017 to 4.84% at June 30, 2018).

General and administrative expense increased by $471 between the periods largely as a result of increased compensation costs primarily related to stock compensation issued to executive officers which was partially offset by decreased professional fees as a result of decreased transactional activity.

Acquisition costs typically consist of transfer taxes, legal fees, and other costs associated with acquiring a hotel property as well as transactions that were terminated during the year and expense incurred pursuing potential acquisitions.  Prior to January 1, 2018, hotel acquisition costs were expensed for both completed and potential acquisitions.  Beginning on January 1, 2018, with the implementation of Accounting Standards Update (“ASU”) No. 2017-01, these costs are capitalized if they relate to a completed hotel acquisitions and expensed only related to potential acquisitions not subsequently pursued or terminated transactions, leading to the period over period decrease in these expenses.  See further discussion of ASU No. 2017-01 in Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated interim financial statements.

Equity transaction costs totaled $343 in the six months ended June 30, 2017 as a result of the one-time non-cash expense of $289 associated with the exchange of warrants in the first quarter of 2017 as well as expenses associated with that transaction.

Net Gain on Disposition of Assets

In the six months ended June 30, 2018 and 2017, three and five hotels were sold, respectively, resulting in total gains of $1,984 and $5,031, respectively.  One of the properties sold during the three months ended March 31, 2018 and both of the properties sold during the three months ended March 31, 2017 were sold with no gains as these hotels had been previously impaired.  The net losses appearing in the financial statements include net losses on disposals due to repairs, replacements, and other renovations.

Impairment (Loss) Recovery, net

All impairment losses and recoveries in both periods relate to impairment taken or recovered on properties that are now sold.  During the six months ended June 30, 2018, we recognized the recovery of impairment on one asset totaling $93.  During the six months ended June 30, 2017, we recognized impairment losses totaling $830 on two properties and recoveries totaling $80 on two properties.

Loss on Extinguishment of Debt

The Company incurred a loss on the extinguishment of debt of $800 in the six months ended June 30, 2017 as a result of the refinancing of a significant portion of the Company’s existing debt with the credit facility during first quarter of 2017.  There were no prepayment penalties incurred during the six months ended June 30, 2018.

Income Tax Expense

As of June 30, 2017 and throughout the six months then ended, a full valuation allowance was recorded against the Company’s net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded during that period with the exception of amounts estimated for alternative minimum tax.  During the fourth quarter of 2017, it was determined by management that a valuation allowance against federal and certain state net deferred tax assets is no longer required as management believes that it is more likely than not that remaining deferred tax assets will be realized.  Following this release, during the six months ended June 30, 2018, income tax expense totaling $183 was recognized primarily on income earned by the TRS.  Management believes the combined federal and state income tax rate for the TRS will be approximately 26% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

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

The following table reconciles net earnings to FFO and AFFO for the three and six months ended June 30, 2018 and 2017 (in thousands). All amounts presented include our portion of the results of our unconsolidated Atlanta JV.

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net earnings to FFO and AFFO	2018	2017	2018	2017
Net earnings	$2,907	$4,992	$3,699	$2,592
Depreciation and amortization expense	2,444	1,769	4,703	2,820
Depreciation and amortization expense from JV	292	214	577	568
Net gain on disposition of assets	(1,895)	(4,852)	(1,871)	(4,849)
Net loss on disposition of assets from JV	7	2	14	3
Impairment loss (recovery), net	-	479	(93)	750
FFO	3,755	2,604	7,029	1,884
Dividends declared and in kind dividends deemed on preferred stock	(145)	(271)	(289)	(11,874)
FFO attributable to common shares and common units	3,610	2,333	6,740	(9,990)
Net gain on derivatives and convertible debt	(156)	(227)	(603)	(402)
Net loss on derivative from JV	-	2	-	2
Acquisition and terminated transactions expense	71	215	90	717
Equity transactions expense	-	-	-	343
Loss on debt extinguishment	-	-	-	800
Stock-based compensation and LTIP expense	263	80	665	157
Amortization of deferred financing fees	364	280	717	416
Amortization of deferred financing fees from JV	46	33	91	90
Non-recurring dividends above stated rates declared and in kind dividends deemed on preferred stock	-	127	-	11,030
AFFO attributable to common shares and common units	$4,198	$2,843	$7,700	$3,163

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

The following table reconciles net earnings to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA for the three and six months ended June 30, 2018 and 2017 (in thousands). All amounts presented our portion of the results of our unconsolidated Atlanta JV.

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net earnings to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA	2018	2017	2018	2017
Net earnings	$2,907	$4,992	$3,699	$2,592
Interest expense	2,091	1,092	4,019	2,063
Interest expense from JV	518	330	1,010	992
Loss on debt extinguishment	-	-	-	800
Income tax expense	54	35	183	35
Depreciation and amortization expense	2,444	1,769	4,703	2,820
Depreciation and amortization expense from JV	292	214	577	568
EBITDA	8,306	8,432	14,191	9,870
Net gain on disposition of assets	(1,895)	(4,852)	(1,871)	(4,849)
Net loss on disposition of assets from JV	7	2	14	3
Impairment loss (recovery), net	-	479	(93)	750
EBITDAre	6,418	4,061	12,241	5,774
Net gain on derivatives and convertible debt	(156)	(227)	(603)	(402)
Net loss on derivative from JV	-	2	-	2
Stock-based compensation and LTIP expense	263	80	665	157
Acquisition and terminated transactions expense	71	215	90	717
Equity transactions expense	-	-	-	343
Adjusted EBITDAre	6,596	4,131	12,393	6,591
General and administrative expense, excluding stock compensation and LTIP expense	1,342	1,431	2,809	2,846
Other expense, net	20	39	34	40
Unallocated hotel and property operations expense	59	65	148	197
Hotel EBITDA	$8,017	$5,666	$15,384	$9,674

Revenue	$17,834	$14,252	$34,513	$24,613
JV revenue	2,484	1,851	5,102	4,840
Condor and JV revenue	$20,318	$16,103	$39,615	$29,453
Hotel EBITDA as a percentage of revenue	39.5%	35.2%	38.8%	32.8%

Liquidity, Capital Resources, and Equity Transactions

Liquidity Requirements

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our credit facility, and the release of restricted cash upon the satisfaction of usage requirements.  At June 30, 2018, the Company had $5.9 million of cash and cash equivalents and $5.4 million of restricted cash on hand and $5.7 million of unused availability under its credit facility.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code and as required in connection with our 6.25% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”). Prior to the consideration of any asset sales or our ability to refinance debt subsequent to June 30, 2018, contractual principal payments on our debt outstanding, which include only normal amortization, total $0.9 million through September 30, 2019. We also presently expect to invest approximately $5.0 million to $6.0 million in capital expenditures related to hotel properties we currently own through September 30, 2019.

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

Sources and Uses of Cash

Cash provided by Operating Activities.  Our cash provided by operations was $6.7 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively.  The increase in operating cash flows was the result of an increase in net income, after adjustments for non-cash items, of $4.8 million as well as differences in the changes in operating assets and liabilities between the periods, none of which were individually significant.

Cash used in Investing Activities.  Our cash flows used in investing activities were ($21.2) million and ($65.5) million for the six months ended June 30, 2018 and 2017, respectively.  The increase in these cash flows in 2018 was driven by decreased cash spent on hotel acquisitions of $48.0 million partially offset by a decrease in net proceeds from the sale of hotels of $4.5 million between the periods.

Cash provided by Financing Activities.  Our cash flows provided by financing activities were $15.5 million and $58.1 million for the six months ended June 30, 2018 and 2017, respectively.  This decrease was primarily the result of decreased cash flows from equity issuances of $44.5 million, which included the issuance of common stock of $45.9 million in the first quarter of 2017.

Outstanding Indebtedness

Significant Debt Transactions

Subsequent to December 31, 2017, net proceeds from the Company’s hotel sales were used to pay down a total of $14.3 million on the credit facility, proceeds from the credit facility totaling $34.8 million were used to fund the Company’s acquisitions plus related expenses, and an additional $0.5 million was drawn under the facility for corporate purposes.  Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility.  As of June 30, 2018, the collateral pool consisted of 11 hotel properties and total available borrowing capacity under the credit facility was $5.7 million.  At June 30, 2018, $94.3 million was outstanding under the credit facility.

Outstanding Debt

At June 30, 2018, we had long-term debt of $142.2 million associated with assets held for use with a weighted average term to maturity of 2.6 years and a weighted average interest rate of 4.76%.  Of this total, at June 30, 2018, $24.0 million was fixed rate debt with a weighted average term to maturity of 2.1 years and a weighted average interest rate of 4.41% and $118.2 million was variable rate debt with a weighted average term to maturity of 3.6 years and a weighted average interest rate of 4.83%. At December 31, 2017, we had long-term debt of $115.8 million associated with assets held for use with a weighted average term to maturity of 3.2 years and a weighted average interest rate of 4.34%. Of this total, at December 31, 2017, $24.3 million was fixed rate debt with a weighted average term to maturity of 2.4 years and a weighted average interest rate of 4.41% and $91.5 million was variable rate debt with a weighted average term to maturity of 4.1 years and a weighted average interest rate of 4.32%.

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

	Held for sale	Held for use	Total
Remainder of 2018	$-	$570	$570
2019	-	1,183	1,183
2020	2,403	93,146	95,549
2021	-	14,344	14,344
2022	-	24,886	24,886
Thereafter	-	8,054	8,054
Total	$2,403	$142,183	$144,586

Financial Covenants

We are required to satisfy various financial covenants within our debt agreements, including the following financial covenants within our credit facility:

•

Leverage Ratio: The ratio of consolidated total indebtedness to consolidated total asset value cannot exceed 60%.  Commencing on March 31, 2019, the foregoing leverage ratio will no longer be applicable, and in lieu thereof, the ratio of consolidated total indebtedness to adjusted consolidated EBITDA for the most recently ended four fiscal quarters cannot exceed 6.25 to 1.

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

As of June 30, 2018, we are not in default of any of our loans.

Contractual Obligations

Below is a summary of our contractual obligations as of June 30, 2018 and the effect such obligations are expected to have on our future liquidity and cash flows (in thousands):

		Payments due by period
Contractual obligations	Total	Remainder of 2018	2019-2020	2021-2022	2023 and After
Long-term debt including interest (1)	$159,417	$4,019	$104,117	$42,622	8,659
Office leases	326	80	199	47	-
Total contractual obligations	$159,743	$4,099	$104,316	$42,669	$8,659

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at June 30, 2018.

Long-term debt and office lease payments above include only amounts related to properties classified as held for use.  Future debt payments, including interest, related to the held for sale property that is expected to be sold within the next 12 months of $2.6 million are not included in the table above.

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

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments.  All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 with the exception of the following critical accounting policy that was modified during the first quarter of 2018 upon the adoption of applicable accounting standard update as issued by the Financial Accounting Standards Board (“FASB”).

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

Effective January 1, 2018, we adopted FASB Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business.  As such, if substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. When we conclude that an acquisition meets this threshold, acquisition costs will be capitalized as part of our allocation of the purchase price of the acquired hotel properties.  This guidance is applied prospectively.  We concluded that all hotel acquisitions in 2018 through the second quarter were the acquisition of assets and as such acquisition costs were capitalized as part of these transactions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At June 30, 2018, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt and the embedded redemption right in the Series E Preferred Stock that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.  From time to time, we may enter into interest rate swap agreements or other interest rate hedging agreements.  At June 30, 2018, we have an interest rate swap in place which effectively locks the variable interest rate on our Wells Fargo debt (June 30, 2018 balance of $26.3 million) at 4.44% and an interest rate cap in place which caps the 30-day LIBOR interest rate on $50.0 million of our credit facility (June 30, 2018 balance of $94.3 million) at 2.5%. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

The table below provides information about financial instruments that are sensitive to changes in interest rates.  The table presents scheduled maturities, including the amortization of principal and related weighted-average interest rates for the debt maturing in each specified period, excluding $2.4 million of debt related to hotel properties held for sale (dollars in thousands).  For the purposes of this presentation, the Wells Fargo debt is considered fixed rate debt as the variable interest rate is effectively locked with the previously discussed interest rate swap.

	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt	$570	$1,183	$1,232	$14,344	$24,886	$8,054	$50,269
Average fixed interest rate	4.40%	4.40%	4.40%	4.34%	4.44%	4.54%	4.42%
Variable rate debt	$-	$-	$91,914	$-	$-	$-	$91,914
Average variable interest rate	-%	-%	5.06%	-%	-%	-%	5.06%
Total debt	$570	$1,183	$93,146	$14,344	$24,886	$8,054	$142,183
Total average interest rate	4.40%	4.40%	5.05%	4.34%	4.44%	4.54%	4.83%

At June 30, 2018, approximately 35.4% of our outstanding debt, excluding debt related to hotel properties held for sale, is subject to fixed interest rates or effectively locked with an interest rate swap, while 64.6% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at June 30, 2018 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties held for use would decrease by approximately $0.9 million per year.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (a) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures and (b) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10
10.1

Amendment of Employment Agreement dated April 10, 2018 between J. William Blackham and the Company (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated April 10, 2018 (001-34087)).

10.2	Amendment to 2016 Company Stock Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated May 17, 2018 (001-34087)).
10.3

Joinder Agreement dated June 29, 2018 by and among the Company, Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anonima, and Real Estate Investment Group VII L.P. (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated June 29, 2018 (001-34087)).

31.1*	Section 302 Certificate of Chief Executive Office
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
August 7, 2018
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

/s/ Jonathan J. Gantt
Jonathan J. Gantt
Senior Vice President and Chief Financial Officer