Form 10-Q
period 2018-09-30
CONDOR HOSPITALITY TRUST, INC.
filed 2018-11-13
CIK 929545

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definitions of “large accelerated file,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☒
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

As of November 9, 2018 there were 11,887,133 shares  of common stock, par value $.01 per share, outstanding.

Condor Hospitality Trust, Inc. and Subsidiaries

Table of Contents

PART I.  FINANCIAL INFORMATION

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share data)

	As of
	September 30, 2018	December 31, 2017

Assets
Investment in hotel properties, net	$232,103	$201,722
Investment in unconsolidated joint venture	6,638	7,747
Cash and cash equivalents	5,194	5,441
Restricted cash, property escrows	5,791	4,894
Accounts receivable, net	2,185	1,707
Prepaid expenses and other assets	2,502	3,220
Derivative assets, at fair value	1,090	391
Investment in hotel properties held for sale, net	4,085	17,858
Total Assets	$259,588	$242,980

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$7,532	$7,046
Dividends and distributions payable	2,480	2,470
Convertible debt, at fair value	1,049	1,069
Long-term debt, net of deferred financing costs	135,690	111,097
Long-term debt related to hotel properties held for sale, net of deferred financing costs	1,212	9,484
Total Liabilities	147,963	131,166

Equity
Shareholders' Equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series E, 925,000 shares authorized, $.01 par value, 925,000 shares outstanding, liquidation preference of $9,395	10,050	10,050
Common stock, $.01 par value, 200,000,000 shares authorized; 11,883,554 and 11,833,573 shares outstanding	119	118
Additional paid-in capital	231,750	230,727
Accumulated deficit	(131,543)	(130,489)
Total Shareholders' Equity	110,376	110,406
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $824 and $871	1,249	1,408
Total Equity	111,625	111,814

Total Liabilities and Equity	$259,588	$242,980

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue
Room rentals and other hotel services	$15,462	$15,562	$49,975	$40,175
Operating Expenses
Hotel and property operations	10,148	10,269	31,318	27,106
Depreciation and amortization	2,423	1,993	7,126	4,813
General and administrative	1,599	1,702	5,073	4,705
Acquisition and terminated transactions	96	453	186	1,170
Equity transactions	-	-	-	343
Total operating expenses	14,266	14,417	43,703	38,137
Operating income	1,196	1,145	6,272	2,038
Net gain (loss) on disposition of assets	3,716	(46)	5,587	4,803
Equity in earnings (loss) of joint venture	(41)	159	251	295
Net gain on derivatives and convertible debt	116	14	719	416
Other expense, net	(23)	(43)	(57)	(83)
Interest expense	(2,154)	(1,405)	(6,173)	(3,468)
Loss on debt extinguishment	-	-	-	(800)
Impairment (loss) recovery, net	-	(848)	93	(1,598)
Earnings (loss) before income taxes	2,810	(1,024)	6,692	1,603
Income tax expense	(132)	(15)	(315)	(50)
Net earnings (loss)	2,678	(1,039)	6,377	1,553
(Earnings) loss attributable to noncontrolling interest	(20)	7	(47)	(10)
Net earnings (loss) attributable to controlling interests	2,658	(1,032)	6,330	1,543
Dividends declared and in kind dividends deemed on preferred stock	(145)	(205)	(434)	(12,079)
Net earnings (loss) attributable to common shareholders	$2,513	$(1,237)	$5,896	$(10,536)

Earnings(Loss) per Share
Total - Basic Earnings (Loss) per Share	$0.21	$(0.11)	$0.50	$(1.21)
Total - Diluted Earnings (Loss) per Share	$0.21	$(0.11)	$0.49	$(1.21)

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Nine months ended September 30, 2017
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2016	6,245	$61,333	763	$8	$118,655	$(112,024)	$67,972	$2,827	$70,799
Stock-based compensation	-	-	90	1	579	-	580	-	580
Long-term incentive plan	-	-	-	-	-	-	-	85	85
Cancellation of LTIP units	-	-	-	-	1,941	-	1,941	(1,941)	-
Issuance of common stock	-	-	4,801	47	45,893	-	45,940	-	45,940
Issuance of common units	-	-	-	-	-	-	-	435	435
Dividends and distributions declared
Common Stock ($0.585 per share)	-	-	-	-	-	(6,795)	(6,795)	-	(6,795)
Series D Preferred Stock	-	-	-	-	-	(650)	(650)	-	(650)
Series E Preferred Stock	-	-	-	-	-	(339)	(339)	-	(339)
Fractional common shares settled in reverse stock split	-	-	-	-	(1)	-	(1)	-	(1)
Conversion of Series D Preferred to common stock and issuance of Series E Preferred	(5,320)	(51,283)	6,005	60	61,273	(11,090)	(1,040)	-	(1,040)
Warrant exchange	-	-	-	-	289	-	289	-	289
Net earnings	-	-	-	-	-	1,543	1,543	10	1,553
Balance at September 30, 2017	925	$10,050	11,659	$116	$228,629	$(129,355)	$109,440	$1,416	$110,856

	Nine months ended September 30, 2018
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2017	925	$10,050	11,834	$118	$230,727	$(130,489)	$110,406	$1,408	$111,814
Stock-based compensation	-	-	22	-	722	-	722	-	722
Issuance of common stock	-	-	28	1	259	-	260	-	260
Issuance of common units	-	-	-	-	-	-	-	50	50
Dividends and distributions declared
Common Stock ($0.585 per share)	-	-	-	-	-	(6,950)	(6,950)	-	(6,950)
Series E Preferred dividends declared	-	-	-	-	-	(434)	(434)	-	(434)
Common unit distribution declared ($0.011 per unit)	-	-	-	-	-	-	-	(54)	(54)
Redemption of common units	-	-	-	-	42	-	42	(202)	(160)
Net earnings	-	-	-	-	-	6,330	6,330	47	6,377
Balance at September 30, 2018	925	$10,050	11,884	$119	$231,750	$(131,543)	$110,376	$1,249	$111,625

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited – In thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$6,377	$1,553
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	7,126	4,813
Net gain on disposition of assets	(5,587)	(4,803)
Net gain on derivatives and convertible debt	(719)	(416)
Equity in earnings of joint venture	(251)	(295)
Distributions from cumulative earnings of joint venture	187	51
Amortization of deferred financing costs	1,080	726
Loss on extinguishment of debt	-	800
Impairment (recovery) loss, net	(93)	1,598
Stock-based compensation and long-term incentive plan expense	912	665
Warrant issuance cost	-	289
Provision for deferred taxes	294	-
Changes in operating assets and liabilities:
Increase in assets	(623)	(954)
Increase in liabilities	532	3,603
Net cash provided by operating activities	9,235	7,630

Cash flows from investing activities:
Additions to hotel properties	(1,527)	(2,245)
Deposit on hotel property and franchise fees	-	(475)
Distributions in excess of cumulative earnings from joint venture	1,173	628
Hotel acquisitions	(35,643)	(122,269)
Net proceeds from sale of hotel assets	19,690	23,167
Net cash used in investing activities	(16,307)	(101,194)

Cash flows from financing activities:
Deferred financing costs	(147)	(3,611)
Proceeds from long-term debt	35,318	147,500
Principal payments on long-term debt	(19,930)	(91,091)
Debt early extinguishment penalties	-	(454)
Proceeds from common stock issuance	260	45,879
Series E Preferred Stock issuance costs	-	(1,190)
Redemption of common units	(160)	-
Tax withholdings on stock compensation	(190)	-
Cash dividends paid to common shareholders	(6,941)	(4,669)
Cash dividends paid to common unit holders	(54)	-
Cash dividends paid to preferred shareholders	(434)	(1,821)
Other items	-	(59)
Net cash provided by financing activities	7,722	90,484

Increase (decrease) in cash, cash equivalents, and restricted cash	650	(3,080)
Cash, cash equivalents, and restricted cash beginning of period	10,335	13,676
Cash, cash equivalents, and restricted cash end of period	$10,985	$10,596

Supplemental cash flow information:
Interest paid	$5,052	$2,652
Income taxes paid, net of refunds	$66	$88

Schedule of noncash investing and financing activities:
Fair value of operating partnership common units issued in acquisitions	$50	$435
In kind dividends deemed on preferred stock	$-	$9,900
Debt assumed in acquisition	$-	$9,096

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“Condor”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of September 30,  2018, the Company owned 16 hotels in eight states, including one hotel owned through an 80% interest in an unconsolidated joint venture (the “Atlanta JV”).    References to the “Company”, “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.

The Company, through its wholly owned subsidiary Condor Hospitality REIT Trust, owns a controlling interest in Condor Hospitality Limited Partnership (the “operating partnership”), for which we serve as general partner.  The operating partnership, including its various subsidiaries, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of all properties held by TRS Leasing, Inc.) and conducts all of its operations. At September 30, 2018, the Company owned 99.4% of the common operating units (“common units”) of the operating partnership with the remaining common units owned by other limited partners.

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

Effective January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business.  As such, if substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. When we conclude that an acquisition meets this threshold, acquisition costs will be capitalized as part of our allocation of the purchase price of the acquired hotel properties.  This guidance is applied prospectively.  We concluded that all hotel acquisitions completed in 2018 through the third quarter were the acquisition of assets and as such acquisition costs were capitalized as part of these transactions (see Note 3).

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

Sales, use, occupancy, and similar taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the consolidated statements of operations.

Hotel operating revenues can be disaggregated into the following categories to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Rooms	$14,710	$14,791	$47,598	$37,943
Food and beverages	352	390	1,138	1,153
Other	400	381	1,239	1,079
Total revenue	$15,462	$15,562	$49,975	$40,175

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires companies to show the changes in the total of cash, cash equivalents, and restricted cash equivalents in the statement of cash flows. This guidance is effective for the Company for years beginning after December 15, 2017, including interim periods within those years.  The Company has adopted ASU 2016-18 for the year beginning on January 1, 2018.  The adoption of ASU No. 2016-18 changed the presentation of the consolidated statements of cash flows for the Company to include changes to cash and cash equivalents and restricted cash for all periods presented.

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

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consisted of the following at September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018			December 31, 2017
	Held for sale	Held for use	Total	Held for sale	Held for use	Total
Land	$2,304	$20,201	$22,505	$4,083	$17,766	$21,849
Buildings, improvements, vehicle	4,462	206,667	211,129	19,718	176,334	196,052
Furniture and equipment	719	20,455	21,174	5,177	16,126	21,303
Initial franchise fees	25	1,784	1,809	162	1,484	1,646
Construction-in-progress	-	166	166	52	226	278
Investment in hotel properties	7,510	249,273	256,783	29,192	211,936	241,128
Less accumulated depreciation	(3,425)	(17,170)	(20,595)	(11,334)	(10,214)	(21,548)
Investment in hotel properties, net	$4,085	$232,103	$236,188	$17,858	$201,722	$219,580

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 3.  ACQUISITION OF HOTEL PROPERTIES

During the nine months ended September 30, 2018, the Company acquired two wholly owned hotel properties,  each of which was acquired in the first quarter of 2018.  The allocation of the purchase price based on fair value was as follows:

	Date of acquisition	Land	Buildings, improvements, and vehicle	Furniture and equipment	Intangible asset	Total purchase price & acquisition costs (1)	Debt at acquisition (2)	Issuance of common units (3)	Net cash paid
TownePlace Suites	01/18/2018	$1,435	$16,459	$1,729	$190	$19,813	$19,813	$-	$-
Austin, TX
Home2 Suites	02/21/2018	998	13,485	1,854	53	16,390	14,818	50	1,522
Summerville, SC
Total		$2,433	$29,944	$3,583	$243	$36,203	$34,631	$50	$1,522

(1)	Contractual purchase price of $19,750 and $16,325 for Austin TownePlace Suites and Summerville Home2 Suites, respectively.
(2)	All debt was drawn from the $150,000 secured revolving credit facility (the “credit facility”) at acquisition.
(3)	Total issuance of 259,685 common units. Common units may be redeemed at a rate of one common share for 52 common units (see Note 11).

Included in the consolidated statements of operations for the three and nine months ended September 30, 2018 are total revenues of $1,761 and $5,335, respectively, and total operating income of $253 and $1,420, respectively, which represent the results of operations for the two hotels acquired in 2018 since the date of acquisition.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Included in the consolidated statement of operations for the three and nine months ended September 30, 2017 are total revenues of $5,723 and $10,352, respectively, and total operating income of $1,421 and $2,780, respectively, which represent the results of operations for the seven hotels acquired in 2017 since the date of acquisition.

All purchase price allocations were determined using Level 3 fair value inputs.

Pro Forma Results

The following condensed pro forma financial data is presented as if the two acquisitions completed in 2018  were completed on January 1, 2017 and the seven acquisitions completed in 2017 were completed on January 1, 2016. Supplemental pro forma earnings were adjusted to exclude all acquisition expenses recognized in the periods presented as if these acquisition costs had been incurred in prior periods but were not adjusted to remove the results of hotels sold during and between the periods.  Results for periods prior to the Company’s ownership are based on information provided by the prior owners, adjusted for differences in interest expense, depreciation expense, and management fees following the Company’s ownership and have not been audited or reviewed by our independent auditors.  All hotels were in operation for all periods presented with the exception of the TownePlace Suites Austin, TX which opened on January 3, 2017 and the Home2 Suites Summerville, SC which opened on July 18, 2017.

The condensed pro forma financial data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2017 or 2016, nor do they purport to represent the results of operations for future periods.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Total revenue	$15,462	$18,205	$50,618	$54,522
Operating income	$1,292	$1,859	$6,601	$6,119
Net earnings (loss) attributable to common shareholders	$2,609	$(1,109)	$6,091	$(9,268)
Net earnings (loss) per share - Basic	$0.22	$(0.10)	$0.51	$(1.07)
Net earnings (loss) per share - Diluted	$0.22	$(0.10)	$0.51	$(1.07)

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

The purchase was partially funded with a $33,750 term loan secured by the property.  The term loan, obtained from LoanCore Capital Credit REIT LLC, has an initial term of 24 months with three 12-month extension periods, which may be exercised at the Atlanta JV’s option subject to certain conditions and fees.  The first of these extension options was exercised by the Atlanta JV on September 9, 2018.  The interest rate is a floating rate calculated on the one-month LIBOR plus 5.0%, and as a condition at the time of the extension, the Atlanta JV purchased a LIBOR cap of 3.0%.  The term loan remains outstanding at September 30, 2018 and has a current interest rate of 7.19%.  The loan is non-recourse to the Atlanta JV, subject to specified exceptions.  The loan is also non-recourse to Condor, except for certain customary carve-outs which are guaranteed by the Company.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The Atlanta Aloft hotel is managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC.  The Atlanta JV paid to Boast total management fees of  $92 and $91 for the three months ended September 30, 2018 and 2017, respectively, and $283 and $273 for the nine months ended September 30, 2018 and 2017, respectively.

Net cash flow from the Atlanta JV is distributed each quarter first with a 10% annual preferred return on capital contributions to Condor, second with a 10% annual preferred return on capital contributions to TWC, and third with any remainder distributed to the partners based on their pro-rata equity ownership. Profits are allocated in the same proportion as net cash flow. Losses are allocated based on pro-rata equity ownership. Cash distributions totaling $400 and $280 in the three months ended September 30, 2018 and 2017, respectively, and $1,360 and $680 in the nine months ended September 30, 2018 and 2017, respectively, were received by the Company from the Atlanta JV. The Atlanta JV agreement also includes buy-sell rights for both members (generally after three years of hotel ownership for Condor and after five years for TWC) and Condor has a purchase option for TWC’s Atlanta JV ownership interest exercisable between the third and fifth anniversary of the hotel closing.

The following table represents the total assets, liabilities, and equity, including the Company’s share, of the Atlanta JV as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018	December 31, 2017
Investment in hotel properties, net	$47,093	$48,013
Cash and cash equivalents	801	1,404
Restricted cash, property escrows	860	682
Accounts receivable, prepaid expenses, and other assets	552	176
Total Assets	$49,306	$50,275

Accounts payable, accrued expenses, and other liabilities	$1,267	$1,019
Land option liability	6,190	6,190
Long-term debt, net of deferred financing costs	33,552	33,382
Total Liabilities	41,009	40,591
Condor equity	6,638	7,747
TWC equity	1,659	1,937
Total Equity	8,297	9,684
Total Liabilities and Equity	$49,306	$50,275

The table below provides the components of net earnings (loss), including the Company’s share of the Atlanta JV, for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue
Room rentals and other hotel services	$3,106	$3,049	$9,484	$9,099
Operating Expenses
Hotel and property operations	2,097	1,895	6,110	5,818
Depreciation and amortization	362	356	1,083	1,066
Total operating expenses	2,459	2,251	7,193	6,884
Operating income	647	798	2,291	2,215
Net loss on disposition of assets	(19)	(1)	(36)	(5)
Net loss on derivative	-	(1)	-	(3)
Interest expense	(679)	(597)	(1,941)	(1,838)
Net earnings (loss)	$(51)	$199	$314	$369

Condor allocated earnings (loss)	$(41)	$159	$251	$295

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

TWC allocated earnings (loss)	(10)	40	63	74
Net earnings (loss)	$(51)	$199	$314	$369

NOTE 5.  DISPOSITIONS OF HOTEL PROPERTIES

As of September 30, 2018, the Company had one hotel classified as held for sale.  At December 31, 2017, the Company had three hotels held for sale and classified one additional property as held for sale  during each the first and third quarters of 2018.

During the three months ended September 30, 2018 and 2017, the Company sold one hotel and two hotels, respectively, resulting in total gains of $3,722 and $0,  respectively.  During the nine months ended September 30, 2018 and 2017, the Company sold four and seven hotels, respectively, resulting in total gains of $5,706 and $5,031,  respectively.  One of the hotels sold during the first quarter of 2018 had been previously impaired and a recovery of impairment totaling $93 was recognized upon the sale.  Both of the hotels sold during first and third quarters of 2017 had been previously impaired and recoveries of impairment totaling $47 in the three months ended September 30, 2017 and $80 in the nine months ended September 30, 2017 were recognized upon the sales.

NOTE 6.  LONG-TERM DEBT

Long-term debt related to wholly owned properties, including debt related to hotel properties held for sale, consisted of the following loans payable at September 30, 2018 and December 31, 2017:

Lender	Balance at September 30, 2018	Interest rate at September 30, 2018	Maturity	Amortization provision	Properties encumbered at September 30, 2018	Balance at December 31, 2017
Fixed rate debt
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18	$8,861	4.54%	08/2024	25 years	1	$8,987
Great Western Bank (1)	13,729	4.33%	12/2021 (5)	25 years	1	13,950
Great Western Bank (1)	1,242	4.33%	12/2021 (5)	7 years	-	1,380
Total fixed rate debt	23,832					24,317

Variable rate debt
Wells Fargo	26,154	4.49% (2)	11/2022 (6)	30 years	3	26,465
KeyBank credit facility (3)	89,487	5.16% (4)	03/2020 (7)	Interest only	10	73,303
Total variable rate debt	115,641				15	99,768

Total long-term debt	$139,473					$124,085
Less: Deferred financing costs	(2,571)					(3,504)
Total long-term debt, net of deferred financing costs	136,902					120,581
Less: Long-term debt related to hotel properties held for sale, net of deferred financing costs of $24 and $333	(1,212)					(9,484)
Long-term debt related to hotel properties held for use, net of deferred financing costs of $2,547 and $3,171	$135,690					$111,097

 (1) Both loans are collateralized by Aloft Leawood.

(2) Variable rate of 30-day LIBOR plus 2.39%,  effectively fixed at 4.44% after giving effect to interest rate swap (see Note 8).

(3) $150,000 credit facility that includes an accordion feature that would allow the credit facility to be increased to $400,000 with additional lender commitments. Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility.  Total unused availability under this credit facility was $7,613 at September 30, 2018.  The commitment fee on unused facility is 0.20%.

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

	Held for sale	Held for use	Total
Remainder of 2018	$-	$288	$288
2019	-	1,183	1,183
2020	1,236	89,482	90,718
2021	-	14,344	14,344
2022	-	24,886	24,886
Thereafter	-	8,054	8,054
Total	$1,236	$138,237	$139,473

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

As of September 30, 2018, we are not in default of any of our loans.

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

The Company has made an irrevocable election to record this convertible debt in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of this Note. As such, gains and losses on the Note are included in net gain on derivatives and convertible debt within net earnings each reporting period. Gains related to this Note were recognized totaling $1 and $12 during the three months ended September 30, 2018 and 2017, respectively and $20 and $277 during the nine months ended September 30, 2018 and 2017, respectively.  The fair value of the Note is determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options. The fair value of the Note on the date of issuance was determined to be equal to its principal amount. Interest expense related to this Note is recorded separately from other changes in its fair value within interest expense each period.

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of September 30, 2018:

	Fair value as of September 30, 2018	Unpaid principal balance as of September 30, 2018	Fair value carrying amount over/(under) unpaid principal
6.25% Convertible Debt	$1,049	$1,012	$37

NOTE 8. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At September 30, 2018, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired properties in 2018 and 2017 (see Note 3), in the accounting for the Company’s equity transactions that occurred in March 2017 (see Note 10),  in the valuation of the stock-based compensation grants (see Note 12), and in the assessment of impaired and potentially impaired hotels during the three and nine months ended September 30, 2018 and 2017.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on expectations of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at September 30, 2018 and December 31, 2017 are as follows:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Associated debt	Type	Terms	Effective Date	Maturity Date	Notional amount at September 30, 2018	Notional amount at December 31, 2017
Wells Fargo	Swap	Swaps 30-day LIBOR for fixed rate of 2.053%	11/2017	11/2022	$26,154 (1)	$26,465 (1)
Credit facility	Cap	Caps 30-day LIBOR at 2.50%	03/2017	03/2019	$50,000	$50,000

(1)	Notional amount amortizes consistently with the principal amortization of the associated loan.

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

All derivatives recognized by the Company are reported as derivative assets on the consolidated balance sheets and are adjusted to their fair value at each reporting date. All gains and losses on derivative instruments are included in net gain on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the consolidated statements of operations. Net gains of $115 and $2 for the three months ended September 30, 2018 and 2017, respectively, and $699 and $139 for the nine months ended September 30, 2018 and 2017, respectively, were recognized related to derivative instruments.

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial assets and (liabilities) carried at fair value and measured on a recurring basis:

	Fair value at
	September 30, 2018	Level 1	Level 2	Level 3
Interest rate derivatives	$840	$-	$840	$-
Series E Preferred embedded redemption option	250	-	-	250
Convertible debt	(1,049)	-	-	(1,049)
Total	$41	$-	$840	$(799)

	Fair value at
	December 31, 2017	Level 1	Level 2	Level 3
Interest rate derivatives	$77	$-	$77	$-
Series E Preferred embedded redemption option	314	-	-	314
Convertible debt	(1,069)	-	-	(1,069)
Total	$(678)	$-	$77	$(755)

There were no transfers between levels during the three or nine months ended September 30, 2018 or 2017.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the consolidated statements of operations during the periods:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Three months ended September 30,
	2018			2017
	Series E Preferred embedded redemption option	Convertible debt	Total	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$266	$(1,050)	$(784)	$333	$(1,050)	$(717)
Net gains (losses) recognized in earnings	(16)	1	(15)	4	12	16
Purchase and issuances	-	-	-	-	-	-
Realized (gains) losses	-	-	-	-	-	-
Sales and settlements	-	-	-	-	-	-
Gross transfers into Level 3	-	-	-	-	-	-
Gross transfers out of Level 3	-	-	-	-	-	-
Fair value, end of period	$250	$(1,049)	$(799)	$337	$(1,038)	$(701)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$(16)	$1	$(15)	$4	$12	$16

	Nine months ended September 30,
	2018			2017
	Series E Preferred embedded redemption option	Convertible debt	Total	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$314	$(1,069)	$(755)	$-	$(1,315)	$(1,315)
Net gains (losses) recognized in earnings	(64)	20	(44)	187	277	464
Purchase and issuances	-	-	-	150	-	150
Realized (gains) losses	-	-	-	-	-	-
Sales and settlements	-	-	-	-	-	-
Gross transfers into Level 3	-	-	-	-	-	-
Gross transfers out of Level 3	-	-	-	-	-	-
Fair value, end of period	$250	$(1,049)	$(799)	$337	$(1,038)	$(701)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$(64)	$20	$(44)	$187	$277	$464

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Carrying value as of		Estimated fair value as of
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Held for use	$135,690	$111,097	$133,760	$110,573
Held for sale	1,212	9,484	1,212	9,642
Total	$136,902	$120,581	$134,972	$120,215

Impaired Hotel Properties

In the performance of impairment analysis for both held for sale and held for use properties, fair value is determined with the assistance of independent real estate brokers and through the use of operating results and revenue multiples based on the Company’s experience with hotel sales as well as available industry information.  For held for sale properties, estimated selling costs are based on our experience with similar asset sales.  These are considered Level 3 measurements. The amount of impairment and recovery of previously recorded impairment recognized in the three and nine months ended September 30, 2018 and 2017 is shown in the table below:

	Three months ended September 30,
	2018		2017
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Sold hotels:
Impairment loss	-	$-	2	$(895)
Impairment recovery	-	-	2	47
Total net impairment (loss) recovery:	-	$-	4	$(848)

	Nine months ended September 30,
	2018		2017
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Sold hotels:
Impairment loss	-	$-	4	$(1,678)
Impairment recovery	1	93	2	80
Total net impairment (loss) recovery:	1	$93	6	$(1,598)

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

On March 29, 2017, the Company sold in an underwritten public offering 4,772,500 shares of its common stock, including 622,500 shares issued pursuant to the full exercise of an option to purchase additional shares of common stock granted to the underwriters, at a public offering price per share of $10.50. Net proceeds, after the payment of related expenses incurred through September 30, 2017, from this offering totaled $45,888.

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

There were no sales of common stock under the ATM program during the three months ended September 30, 2018.  During the three months ended September 30, 2017, we sold 5,950 shares of common stock under the ATM program at an average sales price of $10.50 per share for gross proceeds totaling $62 and net proceeds totaling $61 after cash commissions of 2% of gross proceeds paid to the Sales Agents and additional related costs.  During the nine months ended September 30, 2018, we sold 28,474 shares of common stock under the ATM program at an average sales price of $10.40 per share, for gross proceeds totaling $296 and net proceeds totaling $260.  Since the inception of the ATM program, we have sold 197,478 shares of common stock at an average sales price of $10.18 per share for gross proceeds totaling $2,011 and net proceeds totaling $1,879.

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

The Series E Preferred Stock was determined to have a fair value of $9,900 on the date of issuance as measured using a trinomial lattice-based model.  From this value, the embedded redemption option (see Note 8), which was determined to be an asset with a fair value on the date of issuance of $150 using the same model, was bifurcated and will be accounted for at fair value at each period end.  These are considered Level 3 fair value measurements.  The issuance of the Series E Preferred Stock is considered an inducement to convert the Series D Preferred Stock to common stock and as such, its fair value at issuance, plus related expenses totaling $60 and $1,190 in the three and nine months ended September 30, 2017, are reflected as a reduction of retained earnings and an increase in dividends declared and in kind dividends deemed on preferred stock.

Impact of Preferred Stock on Net Earnings (Loss) Attributable to Common Shareholders

The components of dividends declared and in kind dividends deemed on preferred stock are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Preferred D dividends accrued at stated rate	$-	$-	$-	$650
Preferred D inducement to convert	-	60	-	11,090
Preferred E dividends accrued at stated rate	145	145	434	339
Dividends declared and in kind dividends deemed on preferred stock	$145	$205	$434	$12,079

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

Our ownership interest in the operating partnership was 99.4% as of September 30, 2018 and 99.3% as of December 31, 2017.  At September 30, 2018 and December 31, 2017,  4,009,927 and 4,550,242 common units owned by minority interest holders were outstanding, all of which were held by limited partners.  All LTIP units previously outstanding were cancelled on June 28, 2017 (see Note 12). The total redemption value for the common units was $824 and $871 at September 30, 2018 and December 31, 2017, respectively.

Each limited partner of the operating partnership may, subject to certain limitations, require that the operating partnership redeem all or a portion of his or her common units at any time after a specified period following the date the units were acquired, by delivering a redemption notice to the operating partnership. When a limited partner tenders common units for redemption, the Company can, at its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock at a rate of one share of common stock for each 52 common units redeemed or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock.  During the three months ended September 30, 2018, 800,000 common units were redeemed for cash totaling $160.  No other common units were redeemed in any period presented.

NOTE 12.  STOCK-BASED COMPENSATION

The Company currently has in place the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 761,538 following an amendment to the plan to increase the number of available shares by 300,000 that was approved by shareholders on May 17, 2018 at the annual meeting of shareholders.  As of September 30, 2018, there were 605,744 common shares available for issuance under the 2016 Stock Plan.

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

Service Condition Share Awards

From time to time, the Company awards restricted shares of common stock to employees, officers, and members of the Board of Directors under the 2016 Stock Plan.  These shares generally vest ratably over five years for employees and officers and three years for members of the Board of Directors based on continued service or employment.  Dividends paid on these restricted shares during the vesting period are not forfeited in the event that the shares fail to vest. The following table presents a summary of the service condition unvested share activity for the nine months ended September 30, 2018:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Shares	Weighted-average grant date fair value
Unvested at December 31, 2017	95,832	$10.54
Granted	22,215	$10.26
Vested	(25,540)	$10.59
Forfeited	(11,644)	$10.33
Unvested at September 30, 2018	80,863	$10.48

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

A total of 2,418 and 1,242 shares were issued during the three months ended September 30, 2018 and 2017, respectively, and a total of 8,430 and 2,366 shares were issued during the nine months ended September 30, 2018 and 2017, respectively, to independent directors under the 2016 Stock Plan with respect to these fees.

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation, including LTIP units, related to employees and directors for the three months ended September 30, 2018 and 2017 was $247 and $508, respectively,  and for the nine months ended September 30, 2018 and 2017 was $912 and $665, respectively, all of which is included in general and administrative expense. Total unrecognized compensation cost related to all awards at September 30, 2018 was $1,139, which is expected to be recognized over a weighted-average remaining service period of 3.1 years.

NOTE 13.  INCOME TAXES

As of September 30, 2017 and throughout the three and nine months then ended, a full valuation allowance was recorded against the Company’s net deferred tax assets due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded during those periods.  During the fourth quarter of 2017, it was determined by management that a valuation allowance against federal and certain state net deferred tax assets was no longer required as management believed that it is more likely than not that remaining deferred tax assets will be realized.  Following this release, during the three and nine months ended September 30, 2018, income tax expense totaling $132 and $315, respectively, was recognized primarily related to income earned by the TRS.  Management believes the combined federal and state effective income tax rate for the TRS will be approximately 26%.

After consideration of limitations related to a change in control as defined under Code Section 382, the TRS’s net operating loss carryforward at September 30, 2018 as determined for federal income tax purposes was $3,885. The availability of the loss carryforwards will expire from 2027 through 2034, with an indefinite carryforward for losses arising after December 31, 2017.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator: Basic
Net earnings (loss) attributable to common shareholders	$2,513	$(1,237)	$5,896	$(10,536)
Less: Allocation to participating securities	(17)	(17)	(52)	(37)
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$2,496	$(1,254)	$5,844	$(10,573)

Numerator: Diluted
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$2,496	$(1,254)	$5,844	$(10,573)
Interest and fair value adjustment on Convertible Debt	15	-	28	-
Total Diluted	$2,511	$(1,254)	$5,872	$(10,573)

Denominator
Weighted average number of common shares - Basic	11,800,908	11,542,932	11,776,591	8,705,426
Performance Based Share Awards	-	-	5,714	-
Convertible Debt	97,269	-	97,269	-
Weighted average number of common shares - Diluted	11,898,177	11,542,932	11,879,574	8,705,426

Earnings per Share
Basic Earnings (Loss) per Share	$0.21	$(0.11)	$0.50	$(1.21)
Diluted Earnings (Loss) per Share	$0.21	$(0.11)	$0.49	$(1.21)

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Outstanding stock options (2)	-	78	-	345
Unvested restricted stock	82,865	87,985	91,398	34,740
Warrants - RES (2)	-	22,657	-	71,673
Warrants - Employees (2)	-	66,153	14,781	66,153
Series D Preferred Stock (2)	-	-	-	1,297,697
Series E Preferred Stock	668,111	668,111	668,111	523,721
Convertible debt	-	97,269	-	97,269
LTIP common units (1) (2)	-	-	-	66,363
Operating partnership common units (1)	91,496	77,907	91,210	65,066
Total potentially dilutive securities excluded from the denominator	842,472	1,020,160	865,500	2,223,027

(1)

LTIP and common units of the operating partnership have been omitted from the denominator for the purpose of computing diluted EPS since the effect of including these amounts in the numerator and denominator would have no impact on calculated EPS.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

(2)	Amounts above are weighted average amounts outstanding for the periods presented. These instruments were no longer outstanding at September 30, 2018.

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

Each of the management companies employed by the TRS at September 30, 2018 receives a base monthly management fee of 3.0% to 3.5% of hotel revenue, with incentives for performance, which increase such fee to a maximum of 5.0% of hotel revenue.  Base management fees totaled $454 and $476,  respectively, for the three months ended September 30, 2018 and 2017,  and $1,473 and $1,240, respectively, for the nine months ended September 30, 2018 and 2017,  all of which was included as hotel and property operations expense. Incentive management fees totaled $29 and $176, respectively, for the three months ended September 30, 2018 and 2017, and $210 and $209, respectively, for the nine months ended September 30, 2018 and 2017.

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

Franchise Agreements

As of September 30, 2018,  all of our properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue. The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term. Franchise fee expense totaled $1,159 and $1,082 for the three months ended September 30, 2018 and 2017, respectively,  and $3,676 and $2,697 for the nine months ended September 30, 2018 and 2017, respectively, and all of which was included as hotel and property operations expense.

Leases

The Company has no land lease agreements in place related to properties owned at September 30, 2018 or during any point in 2018.  Land lease expense related to properties previously owned totaled $0 and $9, respectively, for the three and nine months ended September 30, 2017,  all of which was included as hotel and property operations expense.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The Company entered into three new office lease agreements in 2016, replacing all existing office lease agreements. These leases expire in 2019 through 2021 and have combined rent expense of approximately $154 annually. Office lease expense totaled $43 and $39 in the three months ended September 30, 2018 and 2017, respectively, and $121 and $116 in the nine months ended September 30, 2018 and 2017, respectively, and is included in general and administrative expense.

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

Background

Condor Hospitality Trust, Inc. (“Condor” or the “Company”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of September 30, 2018, the Company owned 16 hotels, representing 1,967 rooms, in eight states, including one hotel owned through an 80% interest in an unconsolidated joint venture (“Atlanta JV”).

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (the “operating partnership”), for which we serve as general partner. As of September 30, 2018, we owned approximately 99.4% of the common operating units (“common units”) in the operating partnership.  In the future, the operating partnership may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

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

Overview

Financial Highlights

Revenue in the three months ended September 30, 2018 totaled $15.5 million, a decrease of 0.6% from the comparable period in 2017.  In the same periods, net earnings (loss) attributable to common shareholders increased to $2.5 million, or $0.21 per diluted share, compared to ($1.2 million), ($0.11) per diluted share, in the prior year.  Adjusted Funds from Operations (“AFFO”) decreased to $2.2 million, or $0.18 per Diluted Share, a 34% decrease from $3.3 million in prior year, and hotel Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) decreased to $6.2 million from $6.3 million, a decrease of 2.0%.

Revenue in the nine months ended September 30, 2018 totaled $50.0 million, an increase of 24.4% from the comparable period in 2017.  In the same periods, net earnings (loss) attributable to common shareholders increased to $5.9 million, or $0.49 per diluted share, compared to ($10.5 million), ($1.21) per diluted share, in the prior year.  AFFO increased to $9.9 million, or $0.82 per Diluted Share, a 53% increase from $6.5 million in prior year, and hotel EBITDA increased to $21.6 million from $16.0 million, an increase of 34.9%.

Portfolio Activity

The Company’s investment strategy is to assemble a portfolio of premium-branded, select-service hotels in the top 100 Metropolitan Statistical Areas (“MSAs”) with a particular focus on MSAs ranked between 20 to 60. Since restarting its portfolio transformation in 2015, the Company has acquired 14 high-quality select-service hotels representing 1,808 rooms in its target markets for a total purchase price of $276.6 million. Additionally, during this time, the Company has sold 54 legacy assets for a total gross sales price of $165.6 million.

During the third quarter of 2018, the Company sold the Super 8 in Creston, IA for $5.1 million.  Net proceeds from the sale were applied to outstanding debt on the Company’s $150 million secured credit facility.  The Company has only one legacy hotel remaining in the portfolio which is currently under contract to be sold.

Balance Sheet Activity

As of September 30, 2018, the Company had cash and cash equivalents (including restricted cash) of $11.0 million and available revolver borrowing capacity of $7.6 million.  As of September 30, 2018, the Company had total outstanding long-term debt of $138.2 million associated with assets held for use with a weighted average maturity of 2.4 years and a weighted average interest rate of 4.90%.

Dividends

On September 5, 2018, the Board of Directors declared a quarterly cash common stock dividend of $0.195 per share for the third quarter of 2018.  The common stock dividend represented an annualized yield of approximately 7.5% based on the closing price of the Company’s common shares on September 7, 2018.  The third quarter dividend was paid on October 3, 2018 to shareholders of record as of September 21, 2018.

Hotel Property Portfolio and Activity

Hotel Property Portfolio

The following table sets forth certain information with respect to the hotels owned by us as of September 30, 2018:

New Investment Platform Hotel Portfolio
Hotel Name	City	State	Rooms	Acquisition Date	Purchase Price (in thousands)
Hilton Garden Inn	Dowell/Solomons	MD	100	05/25/2012	$11,500
SpringHill Suites	San Antonio	TX	116	10/01/2015	$17,500
Courtyard by Marriott	Jacksonville	FL	120	10/02/2015	$14,000
Hotel Indigo	College Park	GA	142	10/02/2015	$11,000
Aloft (1)	Atlanta	GA	254	08/22/2016	$43,550
Aloft	Leawood	KS	156	12/14/2016	$22,500
Home2 Suites	Lexington	KY	103	03/24/2017	$16,500
Home2 Suites	Round Rock	TX	91	03/24/2017	$16,750
Home2 Suites	Tallahassee	FL	132	03/24/2017	$21,500
Home2 Suites	Southaven	MS	105	04/14/2017	$19,000
Hampton Inn & Suites	Lake Mary	FL	130	06/19/2017	$19,250
Fairfield Inn & Suites	El Paso	TX	124	08/31/2017	$16,400
Residence Inn	Austin	TX	120	08/31/2017	$22,400
TownePlace Suites	Austin	TX	122	01/18/2018	$19,750
Home2 Suites	Summerville	SC	93	02/21/2018	$16,325
			1,908		$287,925

Legacy Hotel Portfolio
Hotel Name	City	State	Rooms	Acquisition Date	Status as of September 30, 2018
Quality Inn (2)	Solomons	MD	59	06/01/1986	HFS

Total Rooms			1,967

(1)	This property is owned through an 80% interest in our unconsolidated Atlanta JV.
(2)	Asset is currently under contract to be sold.

All of our properties are encumbered by either our credit facility or by mortgage debt at September 30, 2018.

Acquisitions

During the nine months ended September 30, 2018, the Company acquired the following two wholly owned hotel properties (dollars in thousands):

	Date of acquisition	Number of rooms	Total contractual purchase price	Total purchase price & acquisition costs	Debt at acquisition (1)	Issuance of common units (2)	Net cash paid
TownePlace Suites	01/18/2018	122	$19,750	$19,813	$19,813	$-	$-
Austin, TX
Home2 Suites	02/21/2018	93	16,325	16,390	14,818	50	1,522
Summerville, SC
Total		215	$36,075	$36,203	$34,631	$50	$1,522

(1)	All debt was drawn from the credit facility at acquisition.
(2)	Total issuance of 259,685 common units. Common units may be redeemed at a rate of one common share for 52 common units.

Dispositions

Consistent with our strategic repositioning, the following hotel sales were executed in the nine months ended September 30, 2018:

Date of sale	Location	Brand	Condor lender	Number of rooms	Gross proceeds (in thousands)
01/25/2018	Creston, IA	Supertel Inn	Credit facility	41	$2,050
03/15/2018	South Bend, IN	Comfort Suites	Credit facility	135	6,100
05/30/2018	Fort Wayne, IN	Comfort Suites	Credit facility	127	7,100
08/30/2018	Creston, IA	Super 8	Credit facility	121	5,100
			Total	424	$20,350

All net proceeds, after the payment of related expenses, from these dispositions totaled $19.7 million.  The net proceeds were used to repay borrowings under the Company’s $150.0 million credit facility.

Based on the criteria discussed in the footnotes to the consolidated financial statements, as of September 30, 2018, the Company had one hotel classified as held for sale.  At December 31, 2017, the Company had three hotels held for sale and classified one additional property as held for sale during each the first and third quarters of 2018.  During the three and nine months ended September 30, 2018, the Company sold one and four hotels, respectively.

Operating Performance Metrics

The following tables present our same-store occupancy,  ADR, and RevPAR for all our hotels owned at September 30, 2018, with the exception of the TownePlace Suites Austin, TX (opened on January 3, 2017) and the Home2 Suites Summerville, SC (opened on July 18, 2017), for which there are not comparable prior period results available for all periods presented.  Same-store occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented.  Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited or reviewed by our independent auditors.  The performance metrics for the hotel acquired through our Atlanta JV, also presented below, reflect 100% of the operating results of the property, including our interest and the interest of our partner.

	Three months ended September 30,
	2018			2017
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly owned new investment platform properties	79.87%	$116.00	$92.65	80.66%	$115.45	$93.12
Atlanta Aloft JV	76.16%	$147.26	$112.16	77.42%	$142.37	$110.23
Total new investment platform	79.31%	$120.51	$95.57	80.17%	$119.35	$95.69

Total legacy held for sale	64.00%	$93.05	$59.56	80.14%	$88.98	$71.31

Total Same-Store Portfolio	78.79%	$119.74	$94.34	80.17%	$118.31	$94.85

	Nine months ended September 30,
	2018			2017
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly owned new investment platform properties	81.38%	$120.54	$98.10	80.38%	$119.23	$95.84
Atlanta Aloft JV	78.94%	$147.26	$116.24	81.26%	$136.21	$110.69
Total new investment platform	81.01%	$124.45	$100.82	80.51%	$121.80	$98.06

Total legacy held for sale	54.36%	$87.46	$47.54	79.44%	$80.30	$63.80

Total Same-Store Portfolio	80.10%	$123.59	$99.00	80.48%	$120.40	$96.89

In the new investment platform hotels, total same-store RevPAR decreased slightly by 0.1% in the third quarter of 2018, driven by a decrease in occupancy of 1.1% which was partially offset by an increase in ADR of 1.0%.  For the year-to-date period, new investment platform same-store RevPAR increased by 2.8%, driven by increases in both ADR of 2.2% and occupancy of 0.6%.

For the third quarter, the largest RevPAR changes in new investment platform hotels related to the El Paso Fairfield Inn & Suites (increase of 14.1%) and the Leawood Aloft (decrease of 11.0%).  At the El Paso Fairfield Inn & Suites, a significant piece of new group business increased occupancy.  The results of the Leawood Aloft were negatively impacted primarily by new supply entering the market and group and project business leaving the market.

For the comparable year-to-date periods, the largest RevPAR changes in new investment platform hotels related to the San Antonio SpringHill Suites (increase of 11.9%), the Lake Mary Hampton Inn (increase of 11.8%), and the Leawood Aloft (decrease of 10.0%).  At the San Antonio SpringHill Suites, both occupancy and ADR were up to special events in the market and the increasing strength of the local corporate and group market.  At the Lake Mary Hampton Inn, RevPAR increased due to an increase in ADR following the completion of renovations at the property in the second quarter of 2017 and following a restructuring of the rate determination in corporate contracts.  As discussed above, the results of the Leawood Aloft were negatively impacted by new supply entering the market and group and project business leaving the market, as well as renovations that were performed in the first quarter of 2018.

Results of Operations

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017 (in thousands)

	Three months ended September 30,
	2018	2017	Variance
Revenue	$15,462	$15,562	$(100)
Hotel and property operations expense	(10,148)	(10,269)	121
Depreciation and amortization expense	(2,423)	(1,993)	(430)
General and administrative expense	(1,599)	(1,702)	103
Acquisition and terminated transactions expense	(96)	(453)	357
Net gain (loss) on disposition of assets	3,716	(46)	3,762
Equity (loss) in earnings of joint venture	(41)	159	(200)
Net gain on derivatives and convertible debt	116	14	102
Other expense, net	(23)	(43)	20
Interest expense	(2,154)	(1,405)	(749)
Impairment loss, net	-	(848)	848
Income tax expense	(132)	(15)	(117)
Net earnings (loss)	$2,678	$(1,039)	$3,717

Revenue

Revenue between the periods decreased slightly, by a total of $100, or 0.6%.  Revenue from properties acquired during or after the third quarter of 2017 increased by $3,189 during the three months ended September 30, 2018, while revenue decreased between the periods by $3,028 as a result of decreased revenue from held for sale and sold properties.  Revenue related to new investment platform properties owned throughout both periods decreased in total by $261 as a result of the changes in RevPAR discussed above.

Operating Expenses and Interest Expense

Hotel and property operations expense also decreased slightly by $121, driven by the decreased revenue as discussed above.  Hotel and property operations expenses increased by $2,078 as a result of increased expenses from properties acquired during or after the third quarter of 2017 which were partially offset by decreased expenses from held for sale and sold properties of $2,135 between the periods.  In total, hotel and property operations expenses decreased slightly as a percentage of total revenue to 65.6% from 66.0% for the three months ended September 30, 2018 and 2017, respectively.

Depreciation expense increased by $430 between the periods as a result of an increase in the value of the Company’s held for use hotel property portfolio between the periods (from $222,434 gross investment at September 30, 2017 to $249,273 gross investment at September 30, 2018), largely due to the two hotel acquisitions completed in 2018.  Interest expense also increased by $749 between the periods as a result of increased debt balances (from $128,894 at September 30, 2017 to $139,473 at September 30, 2018) due to the increased size of the Company’s hotel portfolio and an increase in the weighted average interest rate on total debt outstanding due to changing market conditions (from 3.96% at September 30, 2017 to 4.90% at September 30, 2018).

General and administrative expense decreased by $103 between the periods largely as a result of decreased professional fees as a result of decreased transactional activity.

Acquisition costs typically consist of transfer taxes, legal fees, and other costs associated with acquiring a hotel property as well as transactions that were terminated during the year and expense incurred pursuing potential acquisitions.  Prior to January 1, 2018, hotel acquisition costs were expensed for both completed and potential acquisitions.  Beginning on January 1, 2018, with the implementation of Accounting Standards Update (“ASU”) No. 2017-01, these costs are capitalized if they relate to completed hotel acquisitions and expensed only when related to potential acquisitions not subsequently pursued or terminated transactions, leading to the period over period decrease in these expenses.  See further discussion of ASU No. 2017-01 in Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated interim financial statements.

Net Gain (Loss) on Disposition of Assets

During the three months ended September 30, 2018 and 2017, the Company sold one hotel and two hotels, respectively, resulting in total gains of $3,722 and $0,  respectively.  The net gains (losses) appearing in the financial statements also include net losses on disposals due to repairs, replacements, and other renovations.  The two properties sold during the three months ended September 30, 2017 were sold with no gains as these hotels had been previously impaired.

Impairment Loss, net

All impairment losses and recoveries in both periods relate to impairment taken or recovered on properties that are now sold.  No such losses were incurred during the three months ended September 30, 2018.  In the three months ended September 30, 2017, we incurred a total of $895 of impairment losses on two properties which were partially offset by the recovery of impairment of $80 recognized upon the sale of two hotels.

Income Tax Expense

As of September 30, 2017 and throughout the three months then ended, a full valuation allowance was recorded against the Company’s net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded during that period with the exception of amounts estimated for alternative minimum tax.  During the fourth quarter of 2017, it was determined by management that a valuation allowance against federal and certain state net deferred tax assets is no longer required as management believes that it is more likely than not that remaining deferred tax assets will be realized.  Following this release, during the three months ended September 30, 2018, income tax expense totaling $132 was recognized primarily on income earned by the TRS at a combined federal and state income tax rate of approximately 26%.

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017 (in thousands)

	Nine months ended September 30,
	2018	2017	Variance
Revenue	$49,975	$40,175	$9,800
Hotel and property operations expense	(31,318)	(27,106)	(4,212)
Depreciation and amortization expense	(7,126)	(4,813)	(2,313)
General and administrative expense	(5,073)	(4,705)	(368)
Acquisition and terminated transactions expense	(186)	(1,170)	984
Equity transactions expense	-	(343)	343
Net gain on disposition of assets	5,587	4,803	784
Equity in earnings of joint venture	251	295	(44)
Net gain on derivatives and convertible debt	719	416	303
Other expense, net	(57)	(83)	26
Interest expense	(6,173)	(3,468)	(2,705)
Loss on extinguishment of debt	-	(800)	800
Impairment (loss) recovery, net	93	(1,598)	1,691
Income tax expense	(315)	(50)	(265)
Net earnings	$6,377	$1,553	$4,824

Revenue

Revenue between the periods increased by a total of $9,800, or 24.4%.  Revenue from properties acquired after December 31, 2016 increased by $17,290 during the nine months ended September 30, 2018, while revenue decreased between the periods by $7,973 as a result of decreased revenue from held for sale and sold properties. Revenue related to new investment platform properties owned throughout both periods increased in total by $483 as a result of the changes in RevPAR as discussed above.

Operating Expenses and Interest Expense

Hotel and property operations expense increased by $4,212 primarily as a result of increased expenses from properties acquired after December 31, 2016 of $10,183 which were partially offset by decreased expenses from held for sale and sold properties of $5,921 between the periods.  In total, hotel and operations expenses decreased as a percentage of total revenue to 62.7% from 67.5% for the nine months ended September 30, 2018 and 2017, respectively.  This decrease was both a result of increased ADR in our hotel portfolio and because fewer legacy hotels remain in our portfolio and new investment platform hotels have higher operating margins than the hotels that were sold during and between the periods.

Depreciation expense increased by $2,313 between the periods as a result of an increase in the value of the Company’s held for use hotel property portfolio between the periods as previously discussed, largely due to the two hotel acquisitions completed between the end of third quarter of 2017 and the third quarter of 2018, as well as seven additional acquisition that occurred earlier in 2017.  Interest expense also increased by $2,705 between the periods as a result of increased debt balances as previously discussed due to the increased size of the Company’s hotel portfolio and an increase in the weighted average interest rate on total debt outstanding due to changing market conditions as previously discussed.

General and administrative expense increased by $368 between the periods largely as a result of increased compensation costs primarily related to stock compensation issued to executive officers which was partially offset by decreased professional fees as a result of decreased transactional activity.

Acquisition costs typically consist of transfer taxes, legal fees, and other costs associated with acquiring a hotel property as well as transactions that were terminated during the year and expense incurred pursuing potential acquisitions.  Prior to January 1, 2018, hotel acquisition costs were expensed for both completed and potential acquisitions.  Beginning on January 1, 2018, with the implementation of Accounting Standards Update (“ASU”) No. 2017-01, these costs are capitalized if they relate to completed hotel acquisitions and expensed only when related to potential acquisitions not subsequently pursued or terminated transactions, leading to the period over period decrease in these expenses.  See further discussion of ASU No. 2017-01 in Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated interim financial statements.

Equity transaction costs totaled $343 in the nine months ended September 30, 2017 as a result of the one-time non-cash expense of $289 associated with the exchange of warrants in the first quarter of 2017 as well as expenses associated with that transaction.

Net Gain on Disposition of Assets

In the nine months ended September 30, 2018 and 2017, four and seven hotels were sold, respectively, resulting in total gains of $5,706 and $5,031, respectively.  The net losses appearing in the financial statements include net losses on disposals due to repairs, replacements, and other renovations.  One and four of the hotels sold during the nine months ended September 30, 2018 and 2017, respectively, were sold with no gains as these hotels had been previously impaired.

Loss on Extinguishment of Debt

The Company incurred a loss on the extinguishment of debt of $800 in the nine months ended September 30, 2017 as a result of the refinancing of a significant portion of the Company’s existing debt with the credit facility during first quarter of 2017.  There were no prepayment penalties incurred during the nine months ended September 30, 2018.

Impairment (Loss) Recovery, net

All impairment losses and recoveries in both periods relate to impairment taken or recovered on properties that are now sold.  During the nine months ended September 30, 2018, we recognized the recovery of impairment on one asset totaling $93.  During the nine months ended September 30, 2017, we recognized impairment losses totaling $1,678 on four properties and recoveries totaling $80 on two properties.

Income Tax Expense

As of September 30, 2017 and throughout the nine months then ended, a full valuation allowance was recorded against the Company’s net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded during that period with the exception of amounts estimated for alternative minimum tax.  During the fourth quarter of 2017, it was determined by management that a valuation allowance against federal and certain state net deferred tax assets is no longer required as management believes that it is more likely than not that remaining deferred tax assets will be realized.  Following this release, during the nine months ended September 30, 2018, income tax expense totaling $315 was recognized primarily on income earned by the TRS at a combined federal and state income tax rate of approximately 26%.

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

We consider FFO to be a useful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate assets diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful indication of our performance.  We believe that AFFO provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net earnings and FFO, is beneficial to an investor’s understanding of our operating performance.

The following table reconciles net earnings (loss) to FFO and AFFO for the three and nine months ended September 30, 2018 and 2017 (in thousands). All amounts presented include our portion of the results of our unconsolidated Atlanta JV.

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net earnings (loss) to FFO and AFFO	2018	2017	2018	2017
Net earnings (loss)	$2,678	$(1,039)	$6,377	$1,553
Depreciation and amortization expense	2,423	1,993	7,126	4,813
Depreciation and amortization expense from JV	289	284	866	852
Net (gain) loss on disposition of assets	(3,716)	46	(5,587)	(4,803)
Net loss on disposition of assets from JV	15	1	29	4
Impairment loss (recovery), net	-	848	(93)	1,598
FFO	1,689	2,133	8,718	4,017
Dividends declared and in kind dividends deemed on preferred stock	(145)	(205)	(434)	(12,079)
FFO attributable to common shares and common units	1,544	1,928	8,284	(8,062)
Net gain on derivatives and convertible debt	(116)	(14)	(719)	(416)
Net loss on derivative from JV	-	-	-	2
Acquisition and terminated transactions expense	96	453	186	1,170
Equity transactions expense	-	-	-	343
Loss on debt extinguishment	-	-	-	800
Stock-based compensation and LTIP expense	247	508	912	665
Amortization of deferred financing fees	363	310	1,080	726
Amortization of deferred financing fees from JV	45	46	136	136
Non-recurring dividends above stated rates declared and in kind dividends deemed on preferred stock	-	60	-	11,090
AFFO attributable to common shares and common units	$2,179	$3,291	$9,879	$6,454

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

The following table reconciles net earnings (loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA for the three and nine months ended September 30, 2018 and 2017 (in thousands). All amounts presented our portion of the results of our unconsolidated Atlanta JV.

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net earnings (loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA	2018	2017	2018	2017
Net earnings (loss)	$2,678	$(1,039)	$6,377	$1,553
Interest expense	2,154	1,405	6,173	3,468
Interest expense from JV	543	478	1,553	1,470
Loss on debt extinguishment	-	-	-	800
Income tax expense	132	15	315	50
Depreciation and amortization expense	2,423	1,993	7,126	4,813
Depreciation and amortization expense from JV	289	284	866	852
EBITDA	8,219	3,136	22,410	13,006
Net (gain) loss on disposition of assets	(3,716)	46	(5,587)	(4,803)
Net loss on disposition of assets from JV	15	1	29	4
Impairment loss (recovery), net	-	848	(93)	1,598
EBITDAre	4,518	4,031	16,759	9,805
Net gain on derivatives and convertible debt	(116)	(14)	(719)	(416)
Net loss on derivative from JV	-	-	-	2
Stock-based compensation and LTIP expense	247	508	912	665
Acquisition and terminated transactions expense	96	453	186	1,170
Equity transactions expense	-	-	-	343
Adjusted EBITDAre	4,745	4,978	17,138	11,569
General and administrative expense, excluding stock compensation and LTIP expense	1,352	1,194	4,161	4,040
Other expense, net	23	43	57	83
Unallocated hotel and property operations expense	81	111	229	308
Hotel EBITDA	$6,201	$6,326	$21,585	$16,000

Revenue	$15,462	$15,562	$49,975	$40,175
JV revenue	2,485	2,439	7,587	7,279
Condor and JV revenue	$17,947	$18,001	$57,562	$47,454
Hotel EBITDA as a percentage of revenue	34.6%	35.1%	37.5%	33.7%

Liquidity, Capital Resources, and Equity Transactions

Liquidity Requirements

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our credit facility, and the release of restricted cash upon the satisfaction of usage requirements.  At September 30, 2018, the Company had $5.2 million of cash and cash equivalents and $5.8 million of restricted cash on hand and $7.6 million of unused availability under its credit facility.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code and as required in connection with our 6.25% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”). Prior to the consideration of any asset sales or our ability to refinance debt subsequent to September 30, 2018, contractual principal payments on our debt outstanding, which include only normal amortization, total $1.5 million through December 31, 2019. We also presently expect to invest approximately $4.0 million to $5.0 million in capital expenditures related to hotel properties we currently own through December 31, 2019.

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

Sources and Uses of Cash

Cash provided by Operating Activities.  Our cash provided by operations was $9.2 million and $7.6 million for the nine months ended September 30, 2018 and 2017, respectively.  The increase in operating cash flows was the result of an increase in net income, after adjustments for non-cash items, of $4.3 million as well as differences in the changes in operating assets and liabilities between the periods, none of which were individually significant.

Cash used in Investing Activities.  Our cash flows used in investing activities were ($16.3) million and ($101.2) million for the nine months ended September 30, 2018 and 2017, respectively.  The increase in these cash flows in 2018 was driven by decreased cash spent on hotel acquisitions of $87.1 million, partially offset by a decrease in net proceeds from the sale of hotels of $3.5 million between the periods.

Cash provided by Financing Activities.  Our cash flows provided by financing activities were $7.7 million and $90.5 million for the nine months ended September 30, 2018 and 2017, respectively.  This decrease was primarily the result of decreased cash flows from equity issuances of $45.6 million, which included the issuance of common stock of $45.9 million in the first quarter of 2017, as well as decreased net cash inflows from debt activities of $37.1 million, resulting primarily from fewer property acquisitions between the periods.

Outstanding Indebtedness

Significant Debt Transactions

Subsequent to December 31, 2017, net proceeds from the Company’s hotel sales were used to pay down a total of $19.1 million on the credit facility, proceeds from the credit facility totaling $34.8 million were used to fund the Company’s acquisitions plus related expenses, and an additional $0.5 million was drawn under the facility for corporate purposes.  Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility.  As of September 30, 2018, the collateral pool consisted of 11 hotel properties and total available borrowing capacity under the credit facility was $7.6 million.  At September 30, 2018, $89.5 million was outstanding under the credit facility.

Outstanding Debt

At September 30, 2018, we had long-term debt of $138.2 million associated with assets held for use with a weighted average term to maturity of 2.4 years and a weighted average interest rate of 4.90%.  Of this total, at September 30, 2018, $23.8 million was fixed rate debt with a weighted average term to maturity of 2.0 years and a weighted average interest rate of 4.41% and $114.4 million was variable rate debt with a weighted average term to maturity of 3.2 years and a weighted average interest rate of 5.01%. At December 31, 2017, we had long-term debt of $114.3 million associated with assets held for use with a weighted average term to maturity of 3.2 years and a weighted average interest rate of 4.34%. Of this total, at December 31, 2017, $24.3 million was fixed rate debt with a weighted average term to maturity of 2.4 years and a weighted average interest rate of 4.41% and $90.0 million was variable rate debt with a weighted average term to maturity of 4.1 years and a weighted average interest rate of 4.32%.

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

	Held for sale	Held for use	Total
Remainder of 2018	$-	$288	$288
2019	-	1,183	1,183
2020	1,236	89,482	90,718
2021	-	14,344	14,344
2022	-	24,886	24,886
Thereafter	-	8,054	8,054
Total	$1,236	$138,237	$139,473

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

As of September 30, 2018, we are not in default of any of our loans.

Contractual Obligations

Below is a summary of our contractual obligations as of September 30, 2018 and the effect such obligations are expected to have on our future liquidity and cash flows (in thousands):

		Payments due by period
Contractual obligations	Total	Remainder of 2018	2019-2020	2021-2022	2023 and After
Long-term debt including interest (1)	$153,701	$1,986	$100,341	$42,715	8,659
Office leases	286	40	199	47	-
Total contractual obligations	$153,987	$2,026	$100,540	$42,762	$8,659

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at September 30, 2018.

Long-term debt and office lease payments above include only amounts related to properties classified as held for use.  Future debt payments, including interest, related to the held for sale property that is expected to be sold within the next 12 months of $1.3 million are not included in the table above.

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

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments.  All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 with the exception of the following critical accounting policy that was modified during the first quarter of 2018 upon the adoption of an applicable accounting standard update as issued by the Financial Accounting Standards Board (“FASB”).

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

Effective January 1, 2018, we adopted FASB Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business.  As such, if substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. When we conclude that an acquisition meets this threshold, acquisition costs will be capitalized as part of our allocation of the purchase price of the acquired hotel properties.  This guidance is applied prospectively.  We concluded that all hotel acquisitions in 2018 through the third quarter were the acquisition of assets and as such acquisition costs were capitalized as part of these transactions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At September 30, 2018, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt and the embedded redemption right in the Series E Preferred Stock that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.  From time to time, we may enter into interest rate swap agreements or other interest rate hedging agreements.  At September 30, 2018, we have an interest rate swap in place which effectively locks the variable interest rate on our Wells Fargo debt (September 30, 2018 balance of $26.2 million) at 4.44% and an interest rate cap in place which caps the 30-day LIBOR interest rate on $50.0 million of our credit facility (September 30, 2018 balance of $89.5 million) at 2.5%. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

The table below provides information about financial instruments that are sensitive to changes in interest rates.  The table presents scheduled maturities, including the amortization of principal and related weighted-average interest rates for the debt maturing in each specified period, excluding $1.3 million of debt related to hotel properties held for sale (dollars in thousands).  For the purposes of this presentation, the Wells Fargo debt is considered fixed rate debt as the variable interest rate is effectively locked with the previously discussed interest rate swap.

	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt	$288	$1,183	$1,232	$14,344	$24,886	$8,054	$49,987
Average fixed interest rate	4.40%	4.40%	4.40%	4.34%	4.44%	4.54%	4.42%
Variable rate debt	$-	$-	$88,250	$-	$-	$-	$88,250
Average variable interest rate	-%	-%	5.16%	-%	-%	-%	5.16%
Total debt	$288	$1,183	$89,482	$14,344	$24,886	$8,054	$138,237
Total average interest rate	4.40%	4.40%	5.15%	4.34%	4.44%	4.54%	4.89%

At September 30, 2018, approximately 36.2% of our outstanding debt, excluding debt related to hotel properties held for sale, is subject to fixed interest rates or effectively locked with an interest rate swap, while 63.8% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at September 30, 2018 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties held for use would decrease by approximately $0.9 million per year.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (a) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures and (b) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A.  RISK FACTORS

The following risk factor is added to the risk factors previously disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2017.

On September 27, 2018, we announced that our Board had initiated a process to evaluate strategic alternatives; this process may not result in a transaction or other action at all.

On September 27, 2018, our board announced that it had initiated a process to evaluate the full range of potential strategic alternatives, which includes but is not limited to, mergers, acquisitions, business combinations, joint ventures, public and private capital raises, recapitalization, and sale transaction options. This strategic review process, including the announcement thereof, could expose us and our operations to risks and uncertainties, including the disruption to our business resulting in declines in our operating results, the incurrence of significant expenses associated with the retention of legal, financial and other advisors as a result of the review of strategic alternatives, the potential negative impact on our management companies’ ability to attract, retain and motivate hotel and key employees, and exposure to potential litigation in connection with this process and effecting any strategic alternative.

If a strategic alternative is identified, we may be affected by factors related to the feasibility and timing of consummating a transaction, including our ability to obtain required third-party consents and any adverse regulatory developments or determinations or adverse changes in, or interpretations of, the U.S. or foreign tax and other laws, rules or regulations that could materially impact, delay or prevent completion of any transaction or other action.

Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our company could cause our stock price to fluctuate significantly. There can be no assurances that the exploration of strategic alternatives will result in any transaction. We do not intend to discuss or disclose developments with respect to the process unless and until we otherwise determined that further disclosure is appropriate or required by regulation or law. No formalized timetable has been established for the completion of the strategic review.

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

101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
November 13, 2018
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

/s/ Jonathan J. Gantt
Jonathan J. Gantt
Senior Vice President and Chief Financial Officer