Form 10-K
period 2018-12-31
CONDOR HOSPITALITY TRUST, INC.
filed 2019-03-11
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

As of June 30, 2018 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $56.0 million based on the price at which the common stock was last sold on that date as reported on the Nasdaq Global Market. At March 6, 2019, there were 11,908,031 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2018, are incorporated into Part III.

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

The Company is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of December 31, 2018, the Company owned 16 hotels, representing 1,967 rooms, in eight states, including one hotel owned through an 80% interest in an unconsolidated joint venture (the “Atlanta JV”).

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (the “operating partnership”), for which we serve as general partner. As of December 31, 2018, we owned an approximate 99.5% ownership interest in the operating partnership.  In the future, the operating partnership may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

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

Our significant events for 2018 include:

•	On January 18, 2018, the Company acquired the TownPlace Suites Austin (Texas) for $19.75 million.

•	On February 21, 2018, the Company acquired the Home2 Suites Summerville (South Carolina) for $16.325 million.

•

On various dates throughout the year, the Company sold four legacy hotels for total gross proceeds of $20.35 million and primarily used the net proceeds to reduce outstanding indebtedness on the Company’s $150.0 million secured revolving credit facility (the “credit facility”).

On September 27, 2018, our board announced that it had initiated a process to evaluate the full range of potential strategic alternatives, which includes but is not limited to, mergers, acquisitions, business combinations, joint ventures, public and private capital raises, recapitalization, and sale transaction options. This process may not result in a transaction or any other action at all.  No formalized timetable has been established for the completion of the strategic review.

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

Target Property Characteristics

Our target properties are high-quality select-service, limited-service, extended stay, and compact full service hotels located primarily in the top 100 Metropolitan Statistical Areas (“MSAs”), with a focus on the top 21 – 60 MSAs.  From time to time, we may acquire assets outside these target MSAs if we are able to acquire the asset at an attractive valuation and have confidence in the value proposition of the property.  If within a top 25 MSA, the asset will typically be located within an attractive sub- market of the larger MSA.  The hotels we will look to acquire will be franchised under premium flags by brands such as Hilton, Marriott, IHG, and Hyatt and operated by third-party management companies.

In 2018, we acquired two assets that meet our investment criteria, the TownePlace Suites Austin (Texas) and Home2 Suites Charleston-Summerville (South Carolina).

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

Disposition Strategy

Currently we are nearing completion of a ten year process of transitioning our portfolio from economy hotels to high-quality select-service, limited-service, extended stay, and compact full service hotels.  In order to achieve this objective, we have focused on disposing of legacy assets that do not meet the property characteristics and investment criteria discussed above.  Since January 1, 2009 through the date of this document, we have sold 122 hotels, of which 54 have been sold since January 1, 2015.  The value unlocked from asset sales has been redeployed into newer, higher-quality assets meeting the acquisition strategy discussed above.  Just as we carefully evaluate the hotels we plan to acquire, our asset management team has evaluated the timing and composition of the legacy hotels to be disposed of in a manner we believe will maximize returns for our shareholders.  In 2019, we plan to complete the disposition of the last legacy asset that does not fit the new strategic vision of our portfolio. The last remaining legacy hotel is considered held for sale at December 31, 2018, and is currently under contract to be sold.

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

We work with our third-party operators to develop short-term and long-term capital investment plans that are focused on generating positive returns for our shareholders.  The capital improvements may involve investments in expansions, additions, renovations, technology upgrades, and/or energy efficiency improvements.

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

Business Partners

Franchise Partners

We believe that in order to achieve our mission we must partner with the right franchisors of quality brands in our target segments.  To this end, we have built strong relationships with many of who we believe are the leading franchisors of the strongest brands in the segments we target, including Hilton, Marriott, IHG, and Hyatt.  The franchisors provide a variety of benefits and value which include national advertising, marketing programs to increase brand awareness, personnel training, and centralized reservation systems.  We are constantly monitoring and evaluating the performance of these franchisors and their respective brands so that, when necessary, we can adapt our franchise partner strategy to maximize returns to our shareholders.

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

Our 16  hotels owned at December 31, 2018, including the hotel owned through the Atlanta JV, operate under the following national and independent brands:

Franchise Brand	Number of Hotels	Number of Rooms
New Investment Platform Properties:
Aloft (1)	2	410
Courtyard by Marriott (1)	1	120
Fairfield Inn & Suites (1)	1	124
Hampton Inn & Suites (2)	1	130
Hilton Garden Inn (2)	1	100
Home2 Suites (2)	5	524
Hotel Indigo (3)	1	142
Residence Inn (1)	1	120
SpringHill Suites (1)	1	116
TownePlace Suites (1)	1	122
Legacy Properties:
Quality Inn (4)	1	59
Total	16	1,967

(1)	Aloft®, Courtyard by Marriott®, Fairfield Inn & Suites®, Residence Inn®, Springhill Suites®, and TownePlace Suites® are registered trademarks of Marriott International
(2)	Hampton Inn®, Hilton Garden Inn®, and Home2 Suites® are registered trademarks of Hilton Hotels Corporation
(3)	Hotel Indigo® is a registered trademark of InterContinental Hotels Group
(4)	Quality Inn® is a registered trademark of Choice Hotels International, Inc.

The franchisor of two of our hotels advised us in February 2019 that both of the hotels has dropped below the required level for guest satisfaction surveys, and that if the hotel does not achieve compliance, it reserves the right to elect to terminate the relevant franchise agreement.  The Company is actively addressing the matter relating to the surveys and has plans in place which it believes will resolve these issues.

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

Our 16 hotels owned at December 31, 2018, including the hotel owned through the Atlanta JV, are operated by the following third-party management companies:

Management Company	Number of Hotels	Number of Rooms
Peachtree Hospitality Management, LLC	4	508
Vista Host, Inc.	4	431
Aimbridge Hospitality	3	366
Cherry Cove Hospitality Management, LLC	2	159
Boast Hotel Management Company	1	254
InnVentures	1	93
Presidian Hotels	1	156
Total	16	1,967

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

Employees

At December 31, 2018, the Company had 14 employees.  The staff at our hotels are employed by our third-party hotel managers.

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

Our ability to execute our business strategy is affected by economic conditions, and we cannot assure you that economic fundamentals will improve or remain stable. The housing market collapse and world events outside our control, such as terrorism, have adversely affected the economy in the past.  If events like these reoccur, they may adversely affect the economy in the future.  An economic recession could have a dramatic impact on our financial results. In the event conditions in the economy do not improve or remain stable, our ability to execute our business strategies will be adversely effected, which in turn would adversely affect our ability to make distributions to our stockholders.

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

Since January 1, 2015 through the date of this document, we have sold 54 hotels and our business strategy includes the disposition of assets.  We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our disposition strategy. In the event that we cannot fully execute our disposition strategy or realize the benefits therefrom, we may not be able to fully execute our growth strategy. There cannot be any assurances that we will sell any hotels, including the hotels currently under contract for sale on the contracted terms or at all as the closing of the sale of such hotels is subject to the satisfaction of customary closing conditions, some of which may not be satisfied.

We may record additional impairment charges on our properties which will negatively impact our results of operations.

We analyze our assets for impairment when events or circumstances occur that indicate an asset’s carrying value may not be recoverable.  For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value.  Our operating results for 2018, 2017, and 2016 include $0.1 million, ($2.2) million, and ($1.5) million, respectively, of net impairment recovery/(charges) related to our hotels.  Factors, many of which are outside our control, such as increased local competition, age and condition of hotels, and national and local declines in the economy, may result in additional impairment charges, which will negatively affect our results of operations. We can provide no assurance that any impairment loss recognized would not be material to our results of operations.

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

At December 31, 2018, we had long-term debt related to held for use assets of $138.0 million, of which $88.3 million is variable rate debt without an interest rate swap in place that effectively locks its interest rate.  We may enter into new credit facilities or loans where the debt accrues interest at floating rates, or we may refinance debt that currently accrues interest at lower fixed rates.  Higher interest rates could increase our debt service requirements and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future investment opportunities, or other purposes. We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts, or similar agreements—to “hedge” against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

Operating our hotels under franchise agreements could adversely affect distributions to our shareholders.

At December 31, 2018,  all of our hotels operate under third party franchise agreements and we are subject to the risks of concentrating our hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to any one of our particular brands. Risks associated with our brands could adversely affect our lease revenues and the amounts available for distribution to our shareholders.

The maintenance of the franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. Our franchisors periodically inspect our hotels to ensure that we and the TRS follow their standards. Failure to maintain these standards or other terms and conditions could result in a franchise license being canceled.  For example, one of our franchisors advised us in February 2019 that two of our hotels have dropped below the required level for guest satisfaction surveys, and that if the hotels do not achieve compliance, it reserves the right to elect to terminate the franchise agreements.  As a condition of our continued holding of a franchise license, a franchisor could possibly require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital expenditures.

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

We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. In November 2018, Marriott announced a data security incident involving a guest reservation database.  Security breaches, such as the one that occurred at Marriott, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

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

The hotel industry is highly cyclical in nature. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affects levels of business and leisure travel. In addition to general economic conditions, hotel room supply growth is an important factor that can affect the lodging industry's performance.  Overbuilding has, in the past and will continue to have, the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. We can provide no assurances regarding whether, or the extent to which, lodging demand will rebound or whether any such rebound will be sustained. An adverse change in lodging fundamentals in our markets could result in returns that are substantially below our expectations or result in losses, which could have a material adverse effect on us.

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

Real Estate Strategies, L.P. (“RES”, which also includes affiliated entities) holds 29% and SREP III Flight-Investco, L.P. (“SREP”, which also includes affiliated entities) holds 24% of the common stock as of December 31, 2018.  RES and SREP each have a contractual preemptive right, but not the obligation, to purchase up to their pro rata share (based on their ownership on a fully diluted basis) of any equity securities we offer in future offerings on the same terms as other investors.  RES has had the right to designate up to four directors, and SREP has had the right to designate up to three directors, with the number of directors that each may designate based on their respective voting power. RES and SREP will each have the right to separately designate three directors to our board of directors at the annual meeting of shareholders currently scheduled for May 23, 2019.  Each of RES and SREP in their respective agreements with us has agreed to vote for the election of the incumbent members of the board of directors and their successors nominated by the nominating committee of the board of directors.  As a consequence, the election of the six directors designated by RES and SREP is assured.

By virtue of their voting power and board designation rights, preemptive right to purchase additional equity securities in future stock offerings and approval rights, RES and SREP, collectively and separately, have the power to significantly influence our business and affairs and the outcome of matters required to be submitted to shareholders for approval, including the election of our directors, amendments to our charter, mergers, or sales of assets. Their influence over our business and affairs may not be consistent with the interests of some or all of our other shareholders and might negatively affect the market price of our common stock.

The holders of the Series E Preferred Stock have rights senior to holders of common stock.

RES and SREP, our two largest shareholders, own all of the issued and outstanding shares our 6.25% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”).  The Series E Preferred Stock ranks senior to our common stock and any other preferred stock issuances and receives preferential cumulative cash dividends at a rate of 6.25% annually per annum of the $10.00 face value per share. If we fail to pay a dividend, then during the period that dividends are not paid, the dividend rate increases to 9.50%.  Dividends on the Series E Preferred Stock accrue whether or not we have earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared, and whether or not such dividends are prohibited by agreement.

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

A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We undertook specific disposition programs beginning in 2001 (that included the sale of 23 hotels through December 31, 2004) and 2008 (that included the sale of 124 hotels through December 31, 2018). We held the disposed hotels for an average period of 14.5 years and did not acquire the hotels for purposes of resale. We believe that such sales are not prohibited transactions. However, if the IRS would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.

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

Our articles of incorporation permit our board, in its sole discretion, to exempt a person from the 9.9% ownership limitation if the person provides representations and undertakings that enable our board to determine that granting the exemption would not result in the loss of our REIT qualification. Under the IRS rules, REIT shares owned by certain entities are considered owned proportionately by owners of the entities for REIT qualification purposes. RES and SREP each provided a letter at the time of the issuance of the 6.25% Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) that permitted our board to grant such an exemption. The stock ownership by RES and SREP, which was permitted with our board’s approval, represents such substantial voting power that it may limit the ability of a third party to acquire control of our company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Company headquarters is located in Bethesda,  Maryland, with additional office space in Omaha, Nebraska and Norfolk, Nebraska. The following table sets forth certain information with respect to the hotels owned by us as of December 31, 2018:

New Investment Platform Hotel Portfolio
Hotel Name	City	State	Rooms	Acquisition Date	Purchase Price (in thousands)
Hilton Garden Inn	Dowell/Solomons	MD	100	05/25/2012	$11,500
SpringHill Suites	San Antonio	TX	116	10/01/2015	$17,500
Courtyard by Marriott	Jacksonville	FL	120	10/02/2015	$14,000
Hotel Indigo	College Park	GA	142	10/02/2015	$11,000
Aloft (1)	Atlanta	GA	254	08/22/2016	$43,550
Aloft	Leawood	KS	156	12/14/2016	$22,500
Home2 Suites	Lexington	KY	103	03/24/2017	$16,500
Home2 Suites	Round Rock	TX	91	03/24/2017	$16,750
Home2 Suites	Tallahassee	FL	132	03/24/2017	$21,500
Home2 Suites	Southaven	MS	105	04/14/2017	$19,000
Hampton Inn & Suites	Lake Mary	FL	130	06/19/2017	$19,250
Fairfield Inn & Suites	El Paso	TX	124	08/31/2017	$16,400
Residence Inn	Austin	TX	120	08/31/2017	$22,400
TownePlace Suites	Austin	TX	122	01/18/2018	$19,750
Home2 Suites	Summerville	SC	93	02/21/2018	$16,325
			1,908		$287,925

Legacy Hotel Portfolio
Hotel Name	City	State	Rooms	Acquisition Date	Status as of December 31, 2018
Quality Inn (2) (3)	Solomons	MD	59	06/01/1986	HFS

Total Rooms			1,967

(1)	This property is owned through an 80% interest in our unconsolidated Atlanta JV.
(2)	HFS indicates the asset is marketed for sale at December 31, 2018.
(3)	Asset is currently under contract to be sold.

All of our properties are encumbered by either our revolving credit agreement or by mortgage debt at December 31, 2018.  Additional property information is found in Item 8 Schedule III of this Annual Report on Form 10-K.

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

Shareholder Information

As of March 6, 2019, the approximate number of holders of record of our common stock was 62.  However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.

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

For income tax purposes, distributions paid per share for the years ended December 31, 2018, 2017, and 2016 were characterized as follows:

	For the year ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary income	$0.097500	10%	$0.117000	20%	$0.455000	100%
Capital gain	-	-	-	-	-	-
Return of capital	0.877500	90%	0.468000	80%	-	-
Total	$0.975000	100%	$0.585000	100%	$0.455000	100%

Series C Preferred Stock:
Ordinary income	$-	-	$-	-	$1.649124	100%
Capital gain	-	-	-	-	-	-
Return of capital	-	-	-	-	-	-
Total	$-	-	$-	-	$1.649124	100%

Series D Preferred Stock:
Ordinary income	$-	-	$0.104160	100%	$0.494792	100%
Capital gain	-	-	-	-	-	-
Return of capital	-	-	-	-	-	-
Total	$-	-	$0.104160	100%	$0.494792	100%

Series E Preferred Stock:
Ordinary income	$0.625000	100%	$0.522569	100%	$-	0%
Capital gain	-	-	-	-	-	-
Return of capital	-	-	-	-	-	-
Total	$0.625000	100%	$0.522569	100%	$-	0%

The common and preferred share distributions declared on December 11, 2018 and paid on January 3, 2019 and December 31, 2018, respectively, were treated as 2018 distributions for tax purposes.  The common share distribution declared on December 19, 2017 and paid on January 10, 2018 was treated as a 2018 distribution for tax purposes.  The preferred share distribution declared on December 19, 2017 and paid on January 2, 2018 was treated as a 2017 distribution for tax purposes.  The common and preferred share distributions declared on December 6, 2016 and paid on January 5, 2017 and January 3, 2017, respectively, were treated as 2016 distributions for tax purposes.

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

Share Performance

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock for the period December 31, 2013 through December 31, 2018, with the cumulative total return on the SNL Securities Hotel REIT Index, the Russell 2000 Index, and the NYSE Composite Index for the same period.  The SNL Hotel REIT Index is comprised of publicly traded REITs that focus on investments in hotel properties.

The comparison assumes a starting investment of $100 on December 31, 2013 in our common stock and in each of the indices shown and assumes that all dividends are reinvested.  The performance graph is not necessarily indicative of future investment performance.

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

	As of and for the years ended December 31,
In thousands, except per share data
	2018	2017	2016	2015	2014

Revenue
Room rentals and other hotel services	$65,057	$55,453	$50,647	$58,714	$58,799
Operating expense
Hotel and property operations	41,008	37,134	37,092	43,367	44,391
Depreciation and amortization	9,475	6,898	5,190	5,400	6,437
General and administrative	6,217	6,552	5,792	5,493	4,192
Acquisitions and terminated transactions	205	1,250	550	684	-
Equity and terminated transactions	-	343	-	246	76
Total operating expenses	56,905	52,177	48,624	55,190	55,096
Operating income	8,152	3,276	2,023	3,524	3,703
Net gain (loss) on disposition of assets	5,570	6,807	23,132	4,798	(1)
Equity in earnings (loss) of joint venture	(218)	190	(244)	-	-
Net gain (loss) on derivatives and convertible debt	317	436	6,377	11,578	(14,430)
Other income (expense), net	(83)	(111)	55	114	116
Interest expense	(8,326)	(5,174)	(4,710)	(5,522)	(7,116)
Loss on debt extinguishment	-	(967)	(2,187)	(213)	(158)
Impairment (loss) recovery, net	93	(2,151)	(1,477)	(3,829)	(1,269)
Earnings (loss) from continuing operations before income taxes	5,505	2,306	22,969	10,450	(19,155)
Income tax (expense) benefit	(335)	595	(125)	-	-
Earnings (loss) from continuing operations	5,170	2,901	22,844	10,450	(19,155)
Gain from discontinued operations, net of tax	-	-	678	3,872	2,896
Net earnings (loss)	5,170	2,901	23,522	14,322	(16,259)
(Earnings) loss attributable to noncontrolling interest	195	(20)	(727)	(1,197)	23
Net earnings (loss) attributable to controlling interests	5,365	2,881	22,795	13,125	(16,236)
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(578)	(12,243)	(20,748)	(3,632)	(3,452)
Net earnings (loss) attributable to common shareholders	$4,787	$(9,362)	$2,047	$9,493	$(19,688)

Weighted average number of common shares - basic	11,784	9,438	761	752	600
Weighted average number of common shares - diluted	11,886	9,438	5,536	3,575	600

Earnings per Share
Continuing operations - Basic	$0.40	$(1.00)	$1.82	$8.06	$(37.64)
Discontinued operations - Basic	-	-	0.85	4.55	4.81
Total - Basic Earnings (Loss) per Share	$0.40	$(1.00)	$2.67	$12.61	$(32.83)
Diluted Earnings Per Share (EPS)
Continuing operations - Diluted	$0.40	$(1.00)	$0.78	$(0.98)	$(37.64)
Discontinued operations - Diluted	-	-	0.13	0.98	4.81
Total - Diluted Earnings (Loss) per Share	$0.40	$(1.00)	$0.91	$-	$(32.83)
Balance sheet data
Total investment in hotel properties, net	$234,270	$219,580	$114,871	$130,699	$139,182
Cash and cash equivalents	$4,151	$5,441	$8,326	$4,870	$173
Total assets	$253,448	$242,980	$140,665	$142,346	$144,820
Total debt, net of deferred financing costs, including convertible debt at fair value	$137,930	$121,650	$64,035	$86,011	$91,063
Total equity	$107,852	$111,814	$70,799	$34,495	$19,092

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Condor Hospitality Trust, Inc. is a self-administered REIT for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.    Substantially all of our operations are conducted through Condor Hospitality Limited Partnership, our operating partnership, for which we serve as general partner.  As of December 31, 2018, the Company owned 16 hotels, representing 1,967 rooms, in eight states, including one hotel owned through an 80% interest in an unconsolidated joint venture.

Hotel Property Portfolio Activity

Acquisitions

During the year ended December 31, 2018, the Company acquired the following two wholly owned hotel properties (in thousands):

	Date of acquisition	Number of rooms	Total contractual purchase price	Total purchase price & acquisition costs	Debt at acquisition (1)	Issuance of common units (2)	Net cash paid
TownePlace Suites	01/18/2018	122	$19,750	$19,813	$19,813	$-	$-
Austin, TX
Home2 Suites	02/21/2018	93	16,325	16,390	14,818	50	1,522
Summerville, SC
Total		215	$36,075	$36,203	$34,631	$50	$1,522

(1)	All debt was drawn from the credit facility at acquisition.
(2)	Total issuance of 259,685 common units in the operating partnership. Common units may be redeemed at a rate of one common share for 52 common units.

Dispositions

Pursuant to our disposition strategy, the following hotel sales were completed in 2018:

Date of sale	Location	Brand	Condor lender	Number of rooms	Gross proceeds (in thousands)
01/25/2018	Creston, IA	Supertel Inn	Credit facility	41	$2,050
03/15/2018	South Bend, IN	Comfort Suites	Credit facility	135	6,100
05/30/2018	Fort Wayne, IN	Comfort Suites	Credit facility	127	7,100
08/30/2018	Creston, IA	Super 8	Credit facility	121	5,100
			Total	424	$20,350

Net proceeds, after the payment of related expenses, totaled $19.7 million in 2018.  The net proceeds were used to repay borrowings under the Company’s credit facility.

Based on the criteria discussed in the footnotes to the consolidated financial statements, as of December 31, 2018, the Company had one hotel classified as held for sale. As of December 31, 2017, the Company had three hotels held for sale and during 2018 classified an additional two hotels as held for sale. Four of these hotels were sold during 2018.  If a hotel is considered held for sale as of the most recent balance sheet presented or was sold in any period presented, the hotel property and the debt it collateralizes are shown as held for sale in all periods presented.

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

Operating Performance Metrics

The following table presents our comparative same-store occupancy, ADR, and RevPAR for all our hotels owned at December 31, 2018,  with the exception of the TownePlace Suites Austin, TX (opened on January 3, 2017) and the Home2 Suites Summerville, SC (opened on July 18, 2017), for which there are not comparable prior period results available for all periods presented.    Same-store occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented.  Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited or reviewed by our independent auditors.  The performance metrics for the hotel acquired through 80% ownership of the Atlanta Aloft JV, also presented below, reflect 100% of the operating results of the property, including our interest and the interest of our partner.

	Year ended December 31,
	2018			2017
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly owned new investment platform properties	80.68%	$120.39	$97.14	79.72%	$118.90	$94.78
Atlanta Aloft JV	75.37%	$144.43	$108.85	76.66%	$137.60	$105.49
Total new investment platform	79.89%	$123.79	$98.89	79.26%	$121.61	$96.39

Total legacy held for sale	49.59%	$86.46	$42.88	71.77%	$79.62	$57.14

Total Same-Store Portfolio	78.85%	$122.99	$96.98	79.00%	$120.31	$95.05

Within the new investment platform, total same-store RevPAR increased 2.5% in 2018, driven by both increases in ADR of 1.3% and occupancy of 1.2%.  The largest RevPAR changes in new investment platform hotels are attributable to the San Antonio SpringHill Suites (increase of 12.0%), the El Paso Fairfield Inn (increase of 10.5%), and the Leawood Aloft (decrease of 8.7%).  At the San Antonio SpringHill Suites, both occupancy and ADR were up due to special events in the market, a strong convention calendar, and the consistent strength in the local corporate and group market.  At the El Paso Fairfield Inn & Suites, significant increases in government business increased occupancy.  The results of the Leawood Aloft were negatively impacted by ongoing renovations and to a lesser extent, new supply entering the market

.

Comparative statistics for 2016 are not presented due to the significant change in the Company’s hotel portfolio and the age of the Company’s holdings.

Results of Operations

	Year ended December 31,
	2018	2017	Variance
Revenue	$65,057	$55,453	$9,604
Hotel and property operations expense	(41,008)	(37,134)	(3,874)
Depreciation and amortization expense	(9,475)	(6,898)	(2,577)
General and administrative expense	(6,217)	(6,552)	335
Acquisition and terminated transactions expense	(205)	(1,250)	1,045
Equity and terminated transactions expense	-	(343)	343
Net gain on disposition of assets	5,570	6,807	(1,237)
Equity (loss) in earnings of joint venture	(218)	190	(408)
Net gain on derivatives and convertible debt	317	436	(119)
Other expense, net	(83)	(111)	28
Interest expense	(8,326)	(5,174)	(3,152)
Loss on extinguishment of debt	-	(967)	967
Impairment (loss) recovery, net	93	(2,151)	2,244
Income tax benefit (expense)	(335)	595	(930)
Net earnings	$5,170	$2,901	$2,269

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017 (in thousands, except per share amounts)

Revenue

During 2018, revenue from continuing operations increased by $9,604 between the periods.  This increase in revenue was driven by changes in the Company’s portfolio between the periods with revenue from properties acquired after December 31, 2016 increasing by $19,463 in 2018 while revenue decreased by $10,251 as a result of decreased revenue from held for sale and sold properties.  The remaining increase in revenue related to held for use properties owned for the entirety of both periods was the result of an increase in RevPAR on those properties.

Expenses

Hotel and property operations expense increased by $3,874 between the periods primarily as a result of increased expenses from properties acquired after December 31, 2016 of $11,702 which were partially offset by decreased expenses from held for sale and sold properties of $7,728 between the periods.  In total, hotel and property operations expenses decreased as a percentage of total revenue to 63.0% from 67.0% for the year ended December 31, 2018 and 2017, respectively.  This decrease was both a result of increased ADR in our hotel portfolio and because fewer legacy hotels remain in our portfolio and new investment platform hotels have higher operating margins than the hotels that were sold during and between the periods.

Depreciation expense increased by $2,577 between the periods as a result of an increase in the value of the Company’s held for use hotel property portfolio between the periods as a result of the two acquisitions completed in 2018 and seven hotel acquisitions completed in 2017.  Interest expense also increased by $3,152 between the periods as a result of increased debt balances due to the increased size of the Company’s hotel portfolio and an increase in the weighted average interest rate on total debt outstanding due to changing market conditions (from 4.50% at December 31, 2017 to 5.10% at December 31, 2018).

General and administrative expense decreased by $335 between the periods largely as a result of decreased professional fees as a result of decreased transactional activity.

Acquisition costs typically consist of transfer taxes, legal fees, and other costs associated with acquiring a hotel property as well as transactions that were terminated during the year and expense incurred pursuing potential acquisitions.  Prior to January 1, 2018, hotel acquisition costs were expensed for both completed and potential acquisitions.  Beginning on January 1, 2018, with the implementation of ASU No. 2017-01, these costs are capitalized if they relate to completed hotel acquisitions accounted for as asset acquisitions and expensed only when related to potential acquisitions not subsequently pursued or terminated transactions, leading to the period over period decrease in these expenses.  See further discussion of ASU No. 2017-01 in Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated financial statements.

Equity transaction costs totaled $343 in 2017, all of which was incurred in the first quarter of 2017 as a result of the one-time non-cash expense of $289 associated with the exchange of warrants as well as expenses associated with this transaction.  No comparable transactions occurred in 2018.

Net Gain on Disposition of Assets

During the year ended December 31, 2018, four hotels were disposed of, three of which were sold with gains totaling $5,707 and one of which was sold with no gain as this hotel had been previously impaired.  During the year ended December 31, 2017, eight hotels were disposed of, four of which were sold with gains totaling $7,049 and four of which were sold with no gains as these hotels had been previously impaired.

Loss on Extinguishment of Debt

The Company incurred a loss on the extinguishment of debt of $967 in 2017 as a result of the refinancing of a significant portion of the Company’s existing debt with the credit facility during the first quarter and the refinancing of two variable rate Western Alliance Bank loans during the fourth quarter of 2017.  No comparable transactions occurred in 2018.

Impairment (Loss) Recovery, net

All impairment losses and recoveries in both periods relate to impairment taken or recovered on properties that are now sold.  During the year ended December 31, 2018, we recognized the recovery of impairment on one asset totaling $93.  During the year ended December 31, 2017, we recognized impairment losses totaling $2,231 on three properties and recoveries totaling $80 on two properties.

Income Tax Expense

During the fourth quarter of 2017, it was determined by management that the previously recorded full valuation allowance against federal and certain state net deferred tax assets was no longer required as management believes that it is more likely than not that remaining deferred tax assets will be realized.  The release of this valuation allowance, partially offset by the tax impact of the TCJA which was passed on December 22, 2017 and lowers the value of the deferred tax assets of the Company by way of lowering the corporate tax rate, led to the net tax benefit of $595 recognized during 2017.    Following this release, during the year ended December 31, 2018,  income tax expense totaling $335 was recognized primarily on income earned by the TRS at a combined federal and state income tax rate of approximately 26%.

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016 (in thousands, except per share amounts)

	Year ended December 31,
	2017	2016
	Continuing operations and Total	Continuing operations	Discontinued operations	Total	Continuing operations variance
Revenue	55,453	$50,647	$6	$50,653	$4,806
Hotel and property operations expense	(37,134)	(37,092)	(4)	(37,096)	(42)
Depreciation and amortization expense	(6,898)	(5,190)	-	(5,190)	(1,708)
General and administrative expense	(6,552)	(5,792)	-	(5,792)	(760)
Acquisition and terminated transactions expense	(1,250)	(550)	-	(550)	(700)
Equity and terminated transactions expense	(343)	-	-	-	(343)
Net gain on disposition of assets	6,807	23,132	681	23,813	(16,325)
Equity in earnings (loss) of joint venture	190	(244)	-	(244)	434
Net gain on derivatives and convertible debt	436	6,377	-	6,377	(5,941)
Other income (expense), net	(111)	55	-	55	(166)
Interest expense	(5,174)	(4,710)	(5)	(4,715)	(464)
Loss on extinguishment of debt	(967)	(2,187)	-	(2,187)	1,220
Impairment (loss) recovery, net	(2,151)	(1,477)	-	(1,477)	(674)
Income tax benefit (expense)	595	(125)	-	-	720
Net earnings	$2,901	$22,844	$678	$23,522	$(19,943)

Revenue

During 2017, revenue from continuing operations increased by $4,806 between the periods.  This increase in revenue was driven by changes in the Company’s portfolio between the periods with revenue from properties acquired in or after 2016 increasing by $23,534 in 2017 while revenue decreased by $19,724 as a result of decreased revenue from held for sale and sold properties included in continuing operations.  The remaining increase in revenue of $996 related to held for use properties was the result of increases in RevPAR primarily related to the new investment platform hotels purchased in 2015.

Expenses

Hotel and property operations expense from continuing operations in total remained relatively stable between the periods, increasing by $42, driven by declines resulting from sold hotels offset by increases related to newly acquired properties.  In total, hotel and property operations expenses from continuing operations decreased as a percentage of total revenue to 67.0% in 2017 from 73.2% in 2016.  This decrease was both a result of increased ADR in our hotel portfolio and because significantly fewer legacy hotels remain in our portfolio and new investment platform properties have higher operating margins than the hotels that were sold during and between the periods.

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

Net Gain on Derivatives and Convertible Debt

During the year ended December 31, 2017, the Company recognized a net gain on derivatives and convertible debt of $436, including both a gain on convertible debt of $246 and a net gain on derivatives of $190.  During the year ended December 31, 2016, the Company recognized a net gain totaling $6,377 primarily as a result of a decrease in the Company’s stock price, which in turn decreased the value assigned to the conversion feature of the 6.25% Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) and the outstanding common stock warrants, partially offset by a loss of $303 on the fair value of the convertible debt entered into on March 16, 2016 due to an increase in stock price from the date that note was entered into through the end of the year.

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

Income Tax Expense

As of December 31, 2016 and during prior periods, a full valuation allowance was recorded against the Company’s net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded during 2016 with the exception of amounts totaling $125 for alternative minimum tax recorded in 2016 related to the use of net operating losses during the period.  During the fourth quarter of 2017, it was determined by management that a valuation allowance against federal and certain state net deferred tax assets was no longer required as management believes that it is more likely than not that remaining deferred tax assets will be realized.  The release of this valuation allowance, partially offset by the tax impact of the TCJA which was passed on December 22, 2017 and lowers the value of the deferred tax assets of the Company by way of lowering the corporate tax rate, led to the net tax benefit of $595 recognized during 2017.

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

	Year ended December 31,
Reconciliation of Net Earnings to FFO and AFFO	2018	2017	2016
Net earnings	$5,170	$2,901	$23,522
Depreciation and amortization expense	9,475	6,898	5,190
Depreciation and amortization expense from JV	1,155	1,140	377
Net gain on disposition of assets	(5,570)	(6,807)	(23,813)
Net loss on disposition of assets from JV	157	7	2
Impairment loss (recovery), net	(93)	2,151	1,477
FFO	10,294	6,290	6,755
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(578)	(12,244)	(20,748)
FFO attributable to common shares and common units	9,716	(5,954)	(13,993)
Net gain on derivatives and convertible debt	(317)	(436)	(6,377)
Net loss on derivative from JV	22	2	5
Acquisitions and terminated transactions expense	205	1,250	550
Acquisition expense from JV	-	-	239
Equity and terminated transactions	-	343	-
Loss on debt extinguishment	-	967	2,187
Stock-based compensation and LTIP expense	974	1,237	305
Amortization of deferred financing fees	1,443	1,066	597
Amortization of deferred financing fees from JV	181	181	68
Non-recurring dividends above stated rates declared and undeclared and in kind dividends deemed on preferred stock	-	11,110	16,738
AFFO attributable to common shares and common units	$12,224	$9,766	$319

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBTIDA”),  EBITDAre, Adjusted EBITDAre, and Hotel EBITDA

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

The following table reconciles net earnings to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA for the years ended December 31 (in thousands). All amounts presented include both continuing and discontinued operations as well as our portion of the results of our unconsolidated Atlanta JV.

	Year ended December 31,
Reconciliation of Net Earnings to EBITDA, Adjusted EBITDA, and Hotel EBITDA	2018	2017	2016
Net earnings	$5,170	$2,901	$23,522
Interest expense	8,326	5,174	4,715
Interest expense from JV	2,109	1,941	618
Loss on debt extinguishment	-	967	2,187
Income tax expense (benefit)	335	(595)	125
Depreciation and amortization expense	9,475	6,898	5,190
Depreciation and amortization expense from JV	1,155	1,140	377
EBITDA	26,570	18,426	36,734
Net gain on disposition of assets	(5,570)	(6,807)	(23,813)
Net loss on disposition of assets from JV	157	7	2
Impairment loss (recovery), net	(93)	2,151	1,477
EBITDAre	21,064	13,777	14,400
Net gain on derivatives and convertible debt	(317)	(436)	(6,377)
Net loss on derivative from JV	22	2	5
Stock-based compensation and LTIP expense	974	1,237	305
Acquisition and terminated transactions expense	205	1,250	550
Acquisition and terminated transactions expense from JV	-	-	239
Equity and terminated transactions expense	-	343	-
Adjusted EBITDAre	21,948	16,173	9,122
General and administrative expense, excluding stock compensation and LTIP expense	5,243	5,315	5,487
Other expense (income), net	83	111	(55)
Unallocated hotel and property operations expense	364	351	467
Hotel EBITDA	$27,638	$21,950	$15,021

Revenue	$65,057	$55,453	$50,653
JV revenue	9,510	9,266	2,962
Total Company and JV revenue	$74,567	$64,719	$53,615
Hotel EBITDA as a percentage of revenue	37.1%	33.9%	28.0%

Liquidity and Capital Resources

Liquidity Requirements

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our credit facility, and the release of restricted cash upon the satisfaction of usage requirements.  At December 31, 2018, the Company had $4.2 million of cash and cash equivalents, $5.0 million of restricted cash on hand, and $7.4 million of unused availability under its credit facility.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code and as required in connection with our Series E Preferred Stock. Subsequent to an amendment to the credit facility dated March 8, 2019 which extends its maturity to April 1, 2020, and prior to the consideration of any asset sales or our ability to refinance debt subsequent to December 31, 2018, contractual principal payments on our debt outstanding, which include only normal amortization, total $0.9 million through March 31, 2020.  Prior to its current April 1, 2020 maturity, the Company anticipates refinancing the credit facility with its existing lenders or other lenders.  We believe we will be able to refinance this debt on similar terms, however, we cannot guarantee we will be successful in our efforts to refinance or repay our maturing debt.    We also presently expect to invest approximately $2.0 million to $3.0 million in capital expenditures related to hotel properties we currently own through March 31, 2020.

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

Sources and Uses of Cash

Cash provided by Operating Activities.  Our cash provided by operations was $10.7 million, $9.6 million, and $2.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.  These changes in operating cash flows were driven by changes in net income, after adjusting for non-cash items, which increased by $4.3 million in 2018 from 2017 and by $4.1 million in 2017 from 2016.  During 2018, this increase was partially offset by a decrease in liabilities of $1.7 million driven by differences in the timing of the payment of property taxes.  During 2017, an increase in accrued expenses largely due to increased accrued interest and increased hotel expense accruals due to the increased size of the Company’s portfolio also contributed to the increase in operating cash flows.  Other changes in operating assets and liabilities between the periods discussed were individually insignificant.

Cash provided by (used in) Investing Activities.  Our cash provided by (used in) investing activities was ($16.5 million), ($96.8 million), and $23.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.  The increase in these cash flows in 2018 was driven by decreased cash spent on hotel acquisitions of $86.6 million, partially offset by a decrease in net proceeds from the sale of hotels of $7.9 million between the periods.  The decrease in investing cash flows in 2017 from 2016 was primarily the result of increased cash expenditures related to hotel acquisitions of $100.6 million and decreased net proceeds from the sale of properties of $31.0 million between the periods.  These decreases were partially offset by $9.3 million of cash contributed to form the Atlanta JV in the third quarter of 2016.

Cash provided by (used in) Financing Activities.  Our cash provided by (used in) financing activities was $4.6 million, $83.9 million, and ($21.2 million) for the years ended December 31, 2018, 2017, and 2016,  respectively.  The decreased cash flow in 2018 was primarily the result of decreased cash flows from equity issuances of $46.0 million, which included the issuance of common stock of $45.9 million in the first quarter of 2017, as well as decreased net cash inflows from debt activities of $31.8 million, resulting primarily from fewer property acquisitions between the periods.

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

Outstanding Indebtedness

At December 31, 2018, we had long-term debt of $138.0 million associated with assets held for use with a weighted average term to maturity of 2.1 years and a weighted average interest rate of 5.15%.  Of this total, at December 31, 2018, $23.6 million was fixed rate debt with a weighted average term to maturity of 1.9 years and a weighted average interest rate of 4.41% and $114.4 million was variable rate debt with a weighted average term to maturity of 2.9 years and a weighted average interest rate of 5.30%.  At December 31, 2017, we had long-term debt of $114.3 million associated with assets held for use with a weighted average term to maturity of 3.2 years and a weighted average interest rate of 4.34%.  Of this total, at December 31, 2017, $24.3 million was fixed rate debt with a weighted average term to maturity of 2.4 years and a weighted average interest rate of 4.41% and $90.0 million was variable rate debt with a weighted average term to maturity of 4.1 years and a weighted average interest rate of 4.32%.

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

	Held for sale	Held for use	Total
2019	$-	$1,136	$1,136
2020	1,138	89,580	90,718
2021	-	14,344	14,344
2022	-	24,886	24,886
2023	-	214	214
Thereafter	-	7,840	7,840
Total	$1,138	$138,000	$139,138

Financial Covenants

We are required to satisfy various financial covenants within our debt agreements, including the following financial covenants within our credit facility:

•

Leverage Ratio: The ratio of consolidated total indebtedness to consolidated total asset value cannot exceed 60%.  Commencing on April 1, 2020, the foregoing leverage ratio will no longer be applicable, and in lieu thereof, the ratio of consolidated total indebtedness to adjusted consolidated EBITDA for the most recently ended four fiscal quarters cannot exceed 6.25 to 1.

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

As a result of ongoing renovations at the Aloft Leawood property, the Company did not meet its required quarterly debt service coverage ratio on that property-specific debt at December 31, 2018.  On March 8, 2019 Great Western Bank waived the required quarterly debt service coverage ratio for the collateralized debt of the Leawood Aloft for December 31, 2018 and March 31, 2019, and modified the required ratio for subsequent periods.

As of December 31, 2018, we are not in default of any of our loans.

Significant Debt Transactions

During 2018, net proceeds from the Company’s hotel sales were used to pay down a total of $19.1 million on the credit facility, proceeds from the credit facility totaling $34.8 million were used to fund the Company’s acquisitions plus related expenses, and an additional $0.5 million was drawn under the facility for corporate purposes.  Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility.  As of December 31, 2018, the collateral pool consisted of ten hotel properties and unused availability under the credit facility was $7.4 million.  At December 31, 2018, $89.5 million was outstanding under the credit facility.

Subsequent to year end, on March 8, 2019, the Company extended the maturity of its credit facility to April 1, 2020.

Contractual Obligations

Below is a summary of certain obligations that will require capital as of December 31, 2018 and the effect such obligations are expected to have on our future liquidity and cash flows (in thousands):

		Payments due by period
Contractual obligations	Total	2019	2020-2021	2022-2023	2024 and After
Long-term debt including interest (1)	$152,038	$8,121	$108,984	$26,854	$8,079
Office leases	246	138	108	-	-
Total contractual obligations	$152,284	$8,259	$109,092	$26,854	$8,079

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at December 31, 2018.

Long-term debt and office lease payments above include only amounts related to properties classified as held for use.  Future debt payments, including interest, related to the held for sale property that is expected to be sold within the next 12 months of $1.2 million are not included in the table above.

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

Effective January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) ASU No. 2017-01, Clarifying the Definition of a Business.  As such, if substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. When we conclude that an acquisition meets this threshold, acquisition costs will be capitalized as part of our allocation of the purchase price of the acquired hotel properties.  This guidance is applied prospectively.  We concluded that all hotel acquisitions in 2018 were acquisitions of assets and as such acquisition costs were capitalized as part of these transactions.

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

Historically, we have presented the results of operations of hotel properties that have been sold or considered held for sale as discontinued operations.  In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other significant disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations that have a major effect on an entity’s operations and financial results should be presented as discontinued operations subsequent to adoption. The Company adopted the pronouncement on October 1, 2014.  As a result of this adoption, only the operations of hotels meeting the criteria to be considered held for sale prior to October 1, 2014, the last of which was sold in January 2016,  are included in discontinued operations for all periods presented as no individual hotel disposition represents a strategic shift in operations or has a major effect on our operations or financial results.  We anticipate that most of our hotel dispositions will not be classified as discontinued operations as most will not fit this definition.

Gains on the sale of real estate are recognized when a property is sold or are deferred and recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to us.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes most existing lease guidance in U.S. GAAP when it becomes effective. ASU 2016-02 requires, among other changes to the lease accounting guidance, lessees to recognize most leases on-balance sheet via a right of use asset and lease liability and additional qualitative and quantitative disclosures. ASU 2016-02 is effective for the Company for annual periods in fiscal years beginning after December 15, 2018 and mandates a modified retrospective transition method with the option of restatement of the comparative periods presented in the year of adoption or applying the new standard only in the year of adoption with a cumulative-effect adjustment in the period of adoption.  We believe that application of this standard will result in a right of use asset and the related lease liability of less than $0.6 million, although changes in discount rates or other variables may have an effect on the calculation of this recorded amount. We are still evaluating the impact this ASU will have on the disclosures within the notes to the consolidated financial statements.  We expect that the adoption of this standard will have minimal impact on our statement of operations. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. We also expect to elect all the new standard’s available transition practical expedients. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At December 31, 2018, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt and the embedded redemption right in the Series E Preferred Stock that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.  From time to time, we may enter into interest rate swap agreements or other interest rate hedging agreements.  At December 31, 2018, we have an interest rate swap in place which effectively locks the variable interest rate on our Wells Fargo debt (December 31, 2018 balance of $26.0 million) at 4.44% and an interest rate cap in place which caps the 30-day LIBOR interest rate on $50.0 million of our credit facility (December 31, 2018 balance of $89.5 million) at 2.5%. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

The table below provides information about financial instruments that are sensitive to changes in interest rates.  The table presents scheduled maturities, including the amortization of principal and related weighted-average interest rates for the debt maturing in each specified period, excluding $1.1 million of debt related to hotel properties held for sale (dollars in thousands).  For the purposes of this presentation, the Wells Fargo debt is considered fixed rate debt as the variable interest rate is effectively locked with the previously discussed interest rate swap.

	2019	2020	2021	2022	2023	Thereafter	Total
Fixed rate debt	$1,136	$1,231	$14,344	$24,886	214	$7,840	$49,651
Average fixed interest rate	4.41%	4.40%	4.34%	4.44%	4.54%	4.54%	4.42%
Variable rate debt	$-	$88,349	$-	$-	$-	$-	$88,349
Average variable interest rate	-%	5.47%	-%	-%	-%	-%	5.47%
Total debt	$1,136	$89,580	$14,344	$24,886	$214	$7,840	$138,000
Total average interest rate	4.41%	5.45%	4.34%	4.34%	4.54%	4.54%	5.09%

At December 31, 2018, approximately 36.0% of our outstanding debt, excluding debt related to hotel properties held for sale, is subject to fixed interest rates or effectively locked with an interest rate swap, while 64.0% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at December 31, 2018 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties held for use would decrease by approximately $0.9 million per year.

Condor Hospitality Trust, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Condor Hospitality Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Condor Hospitality Trust, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for each of the years in the three year period ended December 31, 2018, and the related notes and financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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
March 11, 2019

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2018	2017

Assets
Investment in hotel properties, net	$230,178	$201,722
Investment in unconsolidated joint venture	5,866	7,747
Cash and cash equivalents	4,151	5,441
Restricted cash, property escrows	5,005	4,894
Accounts receivable, net	1,290	1,707
Prepaid expenses and other assets	2,227	3,220
Derivative assets, at fair value	639	391
Investment in hotel properties held for sale, net	4,092	17,858
Total Assets	$253,448	$242,980

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$5,336	$7,046
Dividends and distributions payable	2,330	2,470
Convertible debt, at fair value	1,000	1,069
Long-term debt, net of deferred financing costs	135,810	111,097
Long-term debt related to hotel properties held for sale, net of deferred financing costs	1,120	9,484
Total Liabilities	145,596	131,166

Equity
Shareholders' Equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series E, 925,000 shares authorized, $.01 par value, 925,000 shares outstanding, liquidation preference of $9,250 and $9,395	10,050	10,050
Common stock, $.01 par value, 200,000,000 shares authorized; 11,886,003 and 11,833,573 shares outstanding	119	118
Additional paid-in capital	231,805	230,727
Accumulated deficit	(134,970)	(130,489)
Total Shareholders' Equity	107,004	110,406
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $435 and $871	848	1,408
Total Equity	107,852	111,814

Total Liabilities and Equity	$253,448	$242,980

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

asd

	Year ended December 31,
	2018	2017	2016
Revenue
Room rentals and other hotel services	$65,057	$55,453	$50,647
Operating Expenses
Hotel and property operations	41,008	37,134	37,092
Depreciation and amortization	9,475	6,898	5,190
General and administrative	6,217	6,552	5,792
Acquisition and terminated transactions	205	1,250	550
Equity transactions	-	343	-
Total operating expenses	56,905	52,177	48,624
Operating income	8,152	3,276	2,023
Net gain on disposition of assets	5,570	6,807	23,132
Equity in earnings (loss) of joint venture	(218)	190	(244)
Net gain on derivatives and convertible debt	317	436	6,377
Other income (expense), net	(83)	(111)	55
Interest expense	(8,326)	(5,174)	(4,710)
Loss on debt extinguishment	-	(967)	(2,187)
Impairment recovery (loss), net	93	(2,151)	(1,477)
Earnings from continuing operations before income taxes	5,505	2,306	22,969
Income tax benefit (expense)	(335)	595	(125)
Earnings from continuing operations	5,170	2,901	22,844
Gain from discontinued operations, net of tax	-	-	678
Net earnings	5,170	2,901	23,522
Loss (earnings) attributable to noncontrolling interest	195	(20)	(727)
Net earnings attributable to controlling interests	5,365	2,881	22,795
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(578)	(12,243)	(20,748)
Net earnings (loss) attributable to common shareholders	$4,787	$(9,362)	$2,047

Earnings (Loss) per Share
Continuing operations - Basic	$0.40	$(1.00)	$1.82
Discontinued operations - Basic	-	-	0.85
Total - Basic Earnings (Loss) per Share	$0.40	$(1.00)	$2.67

Diluted Earnings (Loss) per Share
Continuing operations - Diluted	$0.40	$(1.00)	$0.78
Discontinued operations - Diluted	-	-	0.13
Total - Diluted Earnings (Loss) per Share	$0.40	$(1.00)	$0.91

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(In thousands, except per share data)

	Years ended December 31, 2018, 2017, and, 2016
	Shares of preferred stock	Preferred stock	Shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2015	3,803	$38	760	$8	$138,428	$(105,858)	$32,616	$1,879	$34,495
Stock-based compensation	-	-	3	-	134	-	134	-	134
Long-term incentive plan	-	-	-	-	-	-	-	171	171
Issuance of common units	-	-	-	-	-	-	-	50	50
Dividends and distributions declared
Common stock ($0.455 per share)	-	-	-	-	-	(347)	(347)	-	(347)
Series D Preferred Stock	-	-	-	-	-	(3,090)	(3,090)	-	(3,090)
Redemption of Series A and B Preferred Stock	(803)	(8)	-	-	(7,390)	(5,107)	(12,505)	-	(12,505)
Exchange of Series C and issuance of Series D Preferred Stock	3,245	61,303	-	-	(12,517)	(20,417)	28,369	-	28,369
Net earnings	-	-	-	-	-	22,795	22,795	727	23,522
Balance at December 31, 2016	6,245	$61,333	763	$8	$118,655	$(112,024)	$67,972	$2,827	$70,799
Stock-based compensation	-	-	94	1	1,151	-	1,152	-	1,152
Long-term incentive plan	-	-	-	-	-	-	-	85	85
Issuance of common stock	-	-	4,972	49	47,419	-	47,468	-	47,468
Issuance of common units	-	-	-	-	-	-	-	435	435
Dividends and distributions declared
Common stock ($0.78 per share)	-	-	-	-	-	(9,103)	(9,103)	-	(9,103)
Series D Preferred Stock	-	-	-	-	-	(650)	(650)	-	(650)
Series E Preferred Stock	-	-	-	-	-	(483)	(483)	-	(483)
Common units ($0.00375 per unit)	-	-	-	-	-	-	-	(18)	(18)
Fractional common shares settled in reverse stock split	-	-	-	-	(1)	-	(1)	-	(1)
Conversion of Series D Preferred to common stock and issuance of Series E Preferred Stock	(5,320)	(51,283)	6,005	60	61,273	(11,110)	(1,060)	-	(1,060)
Warrant exchange	-	-	-	-	289	-	289	-	289
Cancellation of LTIP units	-	-	-	-	1,941	-	1,941	(1,941)	-
Net earnings	-	-	-	-	-	2,881	2,881	20	2,901
Balance at December 31, 2017	925	$10,050	11,834	$118	$230,727	$(130,489)	$110,406	$1,408	$111,814
Stock-based compensation	-	-	24	-	769	-	769	-	769
Issuance of common stock	-	-	28	1	259	-	260	-	260
Issuance of common units	-	-	-	-	-	-	-	50	50
Dividends and distributions declared
Common Stock ($0.78 per share)	-	-	-	-	-	(9,268)	(9,268)	-	(9,268)
Series E Preferred dividends declared	-	-	-	-	-	(578)	(578)	-	(578)
Common unit distribution declared ($0.015 per unit)	-	-	-	-	-	-	-	(67)	(67)
Redemption of common units	-	-	-	-	50	-	50	(348)	(298)
Net earnings	-	-	-	-	-	5,365	5,365	(195)	5,170
Balance at December 31, 2018	925	$10,050	11,886	119	$231,805	$(134,970)	$107,004	$848	$107,852

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$5,170	$2,901	$23,522
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	9,475	6,898	5,190
Net gain on disposition of assets	(5,570)	(6,807)	(23,813)
Net gain on derivatives and convertible debt	(317)	(436)	(6,377)
Equity in (earnings) loss of joint venture	218	(190)	244
Distributions from cumulative earnings of joint venture	187	51	-
Amortization of deferred financing costs	1,443	1,066	597
Loss on extinguishment of debt	-	967	2,187
Impairment (recovery) loss, net	(93)	2,151	1,477
Stock-based compensation and long-term incentive plan expense	974	1,237	305
Warrant issuance cost	-	289	12
Provision for deferred taxes	260	(660)	-
Changes in operating assets and liabilities:
(Increase) decrease in assets	582	(350)	(145)
Increase (decrease) in liabilities	(1,665)	2,500	(432)
Net cash provided by operating activities	10,664	9,617	2,767

Cash flows from investing activities:
Additions to hotel properties	(1,982)	(2,814)	(3,446)
Deposit on hotel property and franchise fees	-	(810)	-
Investment in joint venture	-	-	(9,280)
Distributions in excess of cumulative earnings from joint venture	1,475	1,428	-
Hotel acquisitions	(35,643)	(122,269)	(22,450)
Net proceeds from sale of hotel assets	19,696	27,630	58,593
Net cash provided by (used in) investing activities	(16,454)	(96,835)	23,417

Cash flows from financing activities:
Deferred financing costs	(147)	(4,404)	(136)
Proceeds from long-term debt	35,318	174,000	26,123
Principal payments on long-term debt	(20,265)	(122,400)	(50,270)
Debt early extinguishment penalties	-	(454)	(1,752)
Proceeds from common stock issuance	260	47,468	-
Series A and B Preferred Stock redemption, including accumulated dividends	-	-	(20,167)
Series D Preferred Stock issuance	-	-	28,881
Series E Preferred Stock issuance costs	-	(1,210)	-
Redemption of common units	(298)	-	-
Tax withholdings on stock compensation	(205)	-	-
Cash dividends paid to common shareholders	(9,257)	(6,944)	(198)
Cash dividends paid to common unit holders	(72)	-	-
Cash dividends paid to preferred shareholders	(723)	(1,965)	(3,598)
Contingent consideration paid subsequent to acquisition	-	(155)	-
Other items	-	(59)	(37)
Net cash provided by (used in) financing activities	4,611	83,877	(21,154)

Increase (decrease) in cash, cash equivalents, and restricted cash	(1,179)	(3,341)	5,030
Cash, cash equivalents, and restricted cash beginning of period	10,335	13,676	8,646
Cash, cash equivalents, and restricted cash end of period	$9,156	$10,335	$13,676

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$6,091	$3,885	$4,229
Income taxes paid	$42	$203	$37

Schedule of noncash investing and financing activities:
Debt assumed in acquisitions	$-	$9,096	$-
Fair value of operating partnership common units issued in acquisitions	$50	$435	$50
In kind dividends deemed on preferred stock	$-	$9,900	$20,218

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“Condor”) was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. Condor is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of December 31, 2018, the Company owned 16 hotels in eight states, including one hotel owned through an 80% interest in an unconsolidated joint venture (the “Atlanta JV”).  References to the “Company”, “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including as the context requires, our direct and indirect subsidiaries.

The Company, through its wholly owned subsidiary, Condor Hospitality REIT Trust, owns a controlling interest in Condor Hospitality Limited Partnership (the “operating partnership”), and serves as its general partner.  The operating partnership, including its various subsidiary partnerships, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of all properties held by TRS Leasing, Inc.) and conducts all of its operations.  At December 31, 2018, the Company owned 99.5% of the common operating units (“common units”) of the operating partnership with the remaining common units owned by other limited partners.

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

Historically, as a result of the geographic areas in which we operate, the operations of our hotels have been seasonal in nature.  Generally, occupancy rates, revenue, and operating income have been greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of our hotels located in Florida, which experience peak demand in the first and fourth quarters of the year.  The results of the hotels acquired in and since 2015, because of their locations and chain scale, are less seasonal in nature than our legacy portfolio of assets.

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

Effective January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business.  As such, if substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. When we conclude that an acquisition meets this threshold, acquisition costs will be capitalized as part of our allocation of the purchase price of the acquired hotel properties.  This guidance is applied prospectively.  We concluded that all hotel acquisitions in 2018 were acquisitions of assets and as such acquisition costs were capitalized as part of these transactions.

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

Historically, we have presented the results of operations of hotel properties that have been sold or considered held for sale as discontinued operations.  In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other significant disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations that have a major effect on an entity’s operations and financial results should be presented as discontinued operations subsequent to adoption. The Company adopted the pronouncement on October 1, 2014.  As a result of this adoption, only the operations of hotels meeting the criteria to be considered held for sale prior to October 1, 2014, the last of which was sold in January 2016,  are included in discontinued operations for all periods presented as no individual hotel disposition represents a strategic shift in operations or has a major effect on our operations or financial results.  We anticipate that most of our hotel dispositions will not be classified as discontinued operations as most will not fit this definition.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Gains on the sale of real estate are recognized when a property is sold or are deferred and recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to us.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash and highly liquid investments with original maturities of three months or less when acquired, and are carried at cost which approximates fair value. The Company maintained a major portion of its deposits with Huntington Bancshares Incorporated at December 31, 2018 and 2017.  The balances on deposit at Huntington Bancshares Incorporated may at times exceed the federal deposit insurance limit, however, management believes that no significant credit risk exists with respect to the uninsured portion of these cash balances.

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

Noncontrolling Interest

Noncontrolling interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership and long-term incentive plan (“LTIP”) units (see Note 12).  Earnings and losses are allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the operating partnership during the period.

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

Hotel operating revenues can be disaggregated into the following categories to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows:

	Year ended December 31,
	2018	2017	2016
Rooms	$62,036	$52,509	$47,989
Food and beverages	1,524	1,554	1,158
Other	1,497	1,390	1,500
Total revenue	$65,057	$55,453	$50,647

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

The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on its technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement to the uncertain tax position by the applicable taxing authority or by expiration of the applicable statute of limitations. For the years ended December 31, 2018, 2017, and 2016, the Company did not record any uncertain tax positions.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP when it became effective.  The original updated accounting guidance was effective for annual and interim reporting periods in fiscal years beginning after December 15, 2016, however, in July 2015, the FASB approved a one year delay of the effective date to fiscal years beginning after December 15, 2017.  As such, the standard was effective for the Company on January 1, 2018 and was adopted on that date using the modified retrospective transition method.  Due to the short-term nature of the Company’s revenue streams, the adoption of this standard had no impact on the Company’s revenue or net income, and therefore, no adjustment was recorded to the Company’s opening accumulated deficit.  The adoption of this standard resulted in additional disclosures.  Furthermore, for real estate sales to third parties, primarily a result of historic dispositions of real estate in exchange for cash with few contingencies, the standard did not impact the recognition of our accounting for these sales.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes most existing lease guidance in U.S. GAAP when it becomes effective. ASU 2016-02 requires, among other changes to the lease accounting guidance, lessees to recognize most leases on-balance sheet via a right of use asset and lease liability and additional qualitative and quantitative disclosures. ASU 2016-02 is effective for the Company for annual periods in fiscal years beginning after December 15, 2018 and mandates a modified retrospective transition method with the option of restatement of the comparative periods presented in the year of adoption or applying the new standard only in the year of adoption with a cumulative-effect adjustment in the period of adoption.  We believe that application of this standard will result in a right of use asset and the related lease liability of less than $600, although changes in discount rates or other variables may have an effect on the calculation of this recorded amount. We are still evaluating the impact this ASU will have on the disclosures within the notes to the consolidated financial statements.  We expect that the adoption of this standard will have minimal impact on our statement of operations. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. We also expect to elect all the new standard’s available transition practical expedients. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES

Investments in hotel properties consisted of the following at December 31:

	As of December 31,
	2018			2017
	Held for sale	Held for use	Total	Held for sale	Held for use	Total
Land	$2,304	$20,200	$22,504	$4,083	$17,766	$21,849
Buildings, improvements, vehicle	4,462	206,821	211,283	19,718	176,334	196,052
Furniture and equipment	719	20,554	21,273	5,177	16,126	21,303
Initial franchise fees	25	1,784	1,809	162	1,484	1,646
Construction-in-progress	7	323	330	52	226	278
Investment in hotel properties	7,517	249,682	257,199	29,192	211,936	241,128
Less accumulated depreciation	(3,425)	(19,504)	(22,929)	(11,334)	(10,214)	(21,548)
Investment in hotel properties, net	$4,092	$230,178	$234,270	$17,858	$201,722	$219,580

NOTE 3.  ACQUISITION OF HOTEL PROPERTIES

During the year ended December 31, 2018, the Company acquired two wholly owned hotel properties.  The allocation of the purchase price based on fair value was as follows:

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

Included in the consolidated statement of operations for the year ended December 31, 2018 are total revenues of $7,071 and total operating income of $1,610 which represent the results of operations for the two hotels acquired in 2018 since the date of acquisition.

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

(2)

Debt of $9,096 with Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18 was assumed related to the Home2 Suites Southaven, MS acquisition. This loan remains outstanding at December 31, 2018. All other debt was drawn from the credit facility at acquisition.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

In addition to the property acquired through the Atlanta JV (see Note 5), during the year ended December 31, 2016, the Company acquired one wholly-owned hotel, the Aloft Leawood / Overland Park (Kansas City).  The allocation of the purchase price based on fair value was as follows:

Hotel	Date of acquisition	Land	Buildings, improvements, and vehicles	Furniture and equipment	Total purchase price	Debt at acquisition (1)	Issuance of common units (2)	Net cash paid
Aloft	12/14/2016	$3,339	$18,046	$1,115	$22,500	$15,925	$50	$6,525
Leawood, KS

(1)	The acquisition was funded with the proceeds of two mortgage loans provided by Great Western Bank totaling $15,925. These loans remain outstanding at December 31, 2018.
(2)	Total issuance of 213,904 common units. Common units may be redeemed at a rate of one common share for 52 common units (see Note 11).

Included in the consolidated statement of operations for the year ended December 31, 2016 are total revenues of $222 and total operating income of $1 which represent the results of operations for the one wholly-owned hotel acquired in 2016 since the date of acquisition.

All purchase price allocations were determined using Level 3 fair value inputs.

Pro Forma Results (Unaudited)

The following condensed pro forma financial data is presented as if the two acquisitions completed during the year ended December 31, 2018  were completed on January 1, 2017 the seven acquisitions completed during 2017 had been completed on January 1, 2016.  Supplemental pro forma earnings were adjusted to exclude all acquisition expenses recognized in the periods presented as if these acquisition costs had been incurred in prior periods but were not adjusted to remove the results of hotels sold during the periods.  Results for periods prior to the Company’s ownership are based on information provided by the prior owners, adjusted for differences in interest expense, depreciation expense, and management fees following the Company’s ownership, and have not been audited or reviewed by our independent auditors.  All hotels were in operation for all periods presented with the exception of the TownePlace Suites Austin, TX which opened on January 3, 2017 and the Home2 Suites Summerville, SC which opened on July 18, 2017.

The condensed pro forma financial data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2017 or 2016, nor do they purport to represent the results of operations for future periods.

	Year ended December 31,
	2018	2017
Total revenue	$65,700	$71,729
Operating income	$8,500	$7,829
Net earnings (loss) attributable to common shareholders	$5,002	$(7,943)
Net earnings (loss) per share - Basic	$0.42	$(0.85)
Net earnings (loss) per share - Diluted	$0.41	$(0.85)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 4: DISPOSITION OF HOTEL PROPERTIES AND DISCONTINUED OPERATIONS

As of December 31, 2018, the Company had one hotel classified as held for sale. As of December 31, 2017, the Company had three hotels held for sale and during 2018 classified an additional two hotels as held for sale. Four of these hotels were sold during 2018.  None of the hotels reclassified as held for sale since the Company’s adoption of ASU 2014-08 on October 1, 2014 represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  As a result, only hotels classified as held for sale prior to October 1, 2014 (excluding those subsequent reclassified as held for use),  the last of which was sold in January 2016, are included in discontinued operations with all other hotels, including those subsequently sold or classified as held for sale, reported in continuing operations.

In 2018,  2017, and 2016, the Company sold four hotels, eight hotels, and 25 hotels, respectively, resulting in total gains of $5,707,  $7,049, and $24,256, respectively, of which $5,707,  $7,049, and $23,575, respectively, was included in continuing operations.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The following table sets forth the components of discontinued operations for the year ended December 31, 2016:

Year ended December 31, 2016

Revenue	$6
Hotel and property operations expense	(4)
Net gain on dispositions of assets	681
Interest expense	(5)
$678

Capital expenditures	$-

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

The purchase price for the Atlanta Aloft was paid with $9,800 in cash, of which $7,840 was contributed by Condor and $1,960 was contributed by TWC, and $33,750 of proceeds from a term loan secured by the property.  Condor additionally contributed $1,440 and TWC additionally contributed $360 to the Atlanta JV to cover acquisition costs and to provide working capital to the entity.  The term loan, obtained from LoanCore Capital Credit REIT LLC, has an initial term of 24 months with three 12-month extension periods which may be exercised at the Atlanta JV’s option subject to

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

certain conditions and fees.  The first of these extension options was exercised by the Atlanta JV on September 9, 2018.  The interest rate is a floating rate calculated on the one-month LIBOR plus 5.0%, and as a condition at the time of extension, the Atlanta JV purchased a LIBOR cap of 3.0%.  The term loan remains outstanding at December 31, 2018 and has a current interest rate of 7.5%.  The loan is non-recourse to the Atlanta JV, subject to specified exceptions.  The loan is also non-recourse to Condor, except for certain customary carve-outs which are guaranteed by the Company.

Under the Atlanta JV agreement, the Atlanta JV is managed by TWC in accordance with business plans and budgets approved by both partners.  Major decisions as detailed in the agreement also require joint approval.  Condor may remove TWC as manager of the Atlanta JV and appoint a new manager only upon the occurrence of certain events.  The Atlanta Aloft hotel is managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC.  The Atlanta JV paid to Boast total management fees of $333,  $348 and $110 during the years ended December 31, 2018, 2017, and 2016, respectively.

Net cash flow from the Atlanta JV is distributed each fiscal year first with a 10% preferred return on capital contributions to Condor, second with a 10% preferred return on capital contributions to TWC, and third with any remainder distributed to the partners based on their pro-rata equity ownership. Profits are allocated in the same proportion as net cash flow.  Losses are allocated based on pro-rata equity ownership. Cash distributions totaling $1,662 and $1,479 were received by the Company from the Atlanta JV during the years ended December 31, 2018 and 2017, respectively.  The Atlanta JV agreement also includes buy-sell rights for both members (generally after three years of hotel ownership for Condor and after five years for TWC) and Condor has a purchase option for TWC’s Atlanta JV ownership interest exercisable between the third and fifth anniversary of the hotel closing.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The following table represents the total assets, liabilities, and equity, including the Company’s share, of the Atlanta JV as of  December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Investment in hotel properties, net	$46,933	$48,013
Cash and cash equivalents	913	1,404
Restricted cash, property escrows	366	682
Accounts receivable, prepaid expenses, and other assets	294	176
Total Assets	$48,506	$50,275
Accounts payable, accrued expenses, and other liabilities	$1,375	$1,019
Land option liability	6,190	6,190
Long-term debt, net of deferred financing costs	33,608	33,382
Total Liabilities	41,173	40,591
Condor equity	5,866	7,747
TWC equity	1,467	1,937
Total Equity	7,333	9,684
Total Liabilities and Equity	$48,506	$50,275

The table below provides the components of net earnings (loss), including the Company’s share of the Atlanta JV, for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018	2017	2016
Revenue
Room rentals and other hotel services	$11,888	$11,582	$3,703
Operating Expenses
Hotel and property operations	7,855	7,585	2,457
Depreciation and amortization	1,444	1,425	471
Acquisition	-	-	299
Total operating expenses	9,299	9,010	3,227
Operating income	2,589	2,572	476
Net loss on disposition of assets	(197)	(8)	(2)
Net loss on derivative	(27)	(3)	(6)
Interest expense	(2,637)	(2,323)	(773)
Net earnings (loss)	$(272)	$238	$(305)

Condor allocated earnings (loss)	$(218)	$190	$(244)
TWC allocated earnings (loss)	(54)	48	(61)
Net earnings (loss)	$(272)	$238	$(305)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 6.  LONG-TERM DEBT

Long-term debt related to wholly owned properties, including debt related to hotel properties held for sale, consisted of the following loans payable at December 31:

Lender	Balance at December 31, 2018	Interest rate at December 31, 2018	Maturity	Amortization provision	Properties encumbered at December 31, 2018	Balance at December 31, 2017
Fixed rate debt
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18	$8,817	4.54%	08/2024	25 years	1	$8,987
Great Western Bank (1)	13,615	4.33%	12/2021 (5)	25 years	1	13,950
Great Western Bank (1)	1,171	4.33%	12/2021 (5)	7 years	-	1,380
Total fixed rate debt	23,603					24,317

Variable rate debt
Wells Fargo	26,048	4.74% (2)	11/2022 (6)	30 years	3	26,465
KeyBank credit facility (3)	89,487	5.47% (4)	03/2020 (7)	Interest only	10	73,303
Total variable rate debt	115,535				15	99,768

Total long-term debt	$139,138					$124,085
Less: Deferred financing costs	(2,208)					(3,504)
Total long-term debt, net of deferred financing costs	136,930					120,581
Less: Long-term debt related to hotel properties held for sale, net of deferred financing costs of $18 and $333	(1,120)					(9,484)

Long-term debt related to hotel properties held for use, net of deferred financing costs of $2,190 and $3,171	$135,810					$111,097

(1) Both loans are collateralized by Aloft Leawood.

(2) Variable rate of 30-day LIBOR plus 2.39%, effectively fixed at 4.44% after giving effect to interest rate swap (see Note 8).

(3) $150,000 credit facility that includes an accordion feature that would allow the credit facility to be increased to $400,000 with additional lender commitments. Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility.  Total unused availability under this credit facility was $7,424 at December 31, 2018.  The commitment fee on unused facility is 0.20%.

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

(7) Two one-year extension options available subject to certain conditions including the completion of specific capital achievements.  On March 8, 2019, the credit facility was amended to extend its maturity date to April 1, 2020.  Prior to this date, the Company anticipates refinancing the credit facility with its existing lenders or other lenders.  The Company believes it will be able to refinance this debt on similar terms, however, we cannot guarantee we will be successful in our efforts to refinance or repay this maturity debt.

At December 31, 2018, we had long-term debt of $138,000 associated with assets held for use with a weighted average term to maturity of 2.1 years and a weighted average interest rate of 5.15%.  Of this total, at December 31, 2018,  $23,604 was fixed rate debt with a weighted average term to maturity of 1.9 years and a weighted average interest rate of 4.41% and $114,396 was variable rate debt with a weighted average term to maturity of 2.9 years and a weighted average interest rate of 5.30%.  At December 31, 2017, we had long-term debt of $114,269 associated with assets held for use with a weighted average term to maturity of 3.2 years and a weighted average interest rate of 4.34%.  Of this total, at December 31, 2017,  $24,317 was fixed rate debt with a weighted average term to maturity of 2.4 years and a weighted average interest rate of  4.41% and $89,952 was variable rate debt with a weighted average term to maturity of 4.1 years and a weighted average interest rate of 4.32%.

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

	Held for sale	Held for use	Total
2019	$-	$1,136	$1,136
2020	1,138	89,580	90,718
2021	-	14,344	14,344
2022	-	24,886	24,886
2023	-	214	214
Thereafter	-	7,840	7,840
Total	$1,138	$138,000	$139,138

Financial Covenants

We are required to satisfy various financial covenants within our debt agreements, including the following financial covenants within our credit facility:

•

Leverage Ratio: The ratio of consolidated total indebtedness to consolidated total asset value cannot exceed 60%.  Commencing on April 1, 2020, the foregoing leverage ratio will no longer be applicable, and in lieu thereof, the ratio of consolidated total indebtedness to adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the most recently ended four fiscal quarters cannot exceed 6.25 to 1.

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

As a result of ongoing renovations at the Aloft Leawood property, the Company did not meet its required quarterly debt service coverage ratio on that property-specific debt at December 31, 2018.  On March 8, 2019 Great Western Bank waived the required quarterly debt service coverage ratio for the collateralized debt of the Leawood Aloft for December 31, 2018 and March 31, 2019, and modified the required ratio for subsequent periods.

As of December 31, 2018, we are not in default of any of our loans.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 7: CONVERTIBLE DEBT AT FAIR VALUE

As part of an agreement entered into on March 16, 2016 (the “Exchange Agreement”) with Real Estate Strategies, L.P. (“RES”, which also includes affiliated entities) (see Note 10), the Company issued to RES a Convertible Promissory Note (the “Note”), bearing interest at 6.25% per annum, in the principal amount of $1,012 initially convertible into shares of Series D Preferred Stock, which could be subsequently converted into 97,269 shares of common stock.  Following the conversion of all of the outstanding Series D Preferred Stock into common stock and the issuance of the Series E Preferred Stock on March 1, 2017, the Note was amended to be convertible directly into 97,269 shares of common stock at any time at the option of RES or automatically when the Series E Preferred Stock is required to be converted or is redeemed in whole (see Note 10).  The Note is not convertible to the extent that a conversion would cause RES, together with its affiliates, to beneficially own more than 49% of the voting stock of the Company at the time of the conversion.  Any conversion reduces the principal amount of the Note proportionally.

The Company has made an irrevocable election to record this Note in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of this Note. As such, gains and losses on the Note are included in net gain on derivatives and convertible debt within net earnings each reporting period. Gains (losses) related to this Note were recognized totaling $69,  $246 and ($303) during  the years ended December 31, 2018, 2017, and 2016, respectively.  The fair value of the Note is determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options and is considered a Level 3 fair value measurement.  The fair value of the Note on the date of issuance was determined to be equal to its principal amount. Interest expense related to this Note is recorded separately from other changes in its fair value within interest expense each period.

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of December 31, 2018:

	Fair value as of December 31, 2018	Unpaid principal balance as of December 31, 2018	Fair value carrying amount (over)/under unpaid principal
6.25% Convertible Debt	$1,000	$1,012	$12

NOTE 8: FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At December 31, 2018, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the consolidated financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired hotel properties and related assumed debt in 2018,  2017,  and 2016 (see Note 3), the acquisition accounting performed by the Atlanta JV in 2016 (see Note 5), in accounting for the equity transactions that occurred in March 2016 and 2017 (see Note 10), in the valuation of stock-based compensation grants (see Note 12), and in the assessment of impaired and potentially impaired hotels during the years ended December 31, 2017, 2016, and 2015.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting the discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

transacting with major creditworthy financial institutions.  These interest rate positions at December 31, 2018 and 2017 are as follows:

Associated debt	Type	Terms	Effective Date	Maturity Date	Notional amount at December 31, 2018	Notional amount at December 31, 2017
Wells Fargo	Swap	Swaps 30-day LIBOR for fixed rate of 2.053%	11/2017	11/2022	$26,048 (1)	$26,465 (1)

Credit facility	Cap	Caps 30-day LIBOR at 2.50%	03/2017	03/2019	$50,000	$50,000

(1)	Notional amounts amortize consistently with the principal amortization of the associated loans.

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

All derivatives recognized by the Company are reported as either derivative assets or liabilities on the balance sheets and are adjusted to their fair value at each reporting date.  All gains and losses on derivative instruments are included in net gain on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the statements of operations. Net gains of $248,  $190, and $6,680 were recognized related to derivative instruments for the years ended December 31, 2018, 2017, and 2016, respectively.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial assets and (liabilities) carried at fair value and measured on a recurring basis:

	Fair value at December 31, 2018	Level 1	Level 2	Level 3
Interest rate derivatives	$350	$-	$350	$-
Series E Preferred embedded redemption option	289	-	-	289
Convertible debt	(1,000)	-	-	(1,000)
Total	$(361)	$-	$350	$(711)

	Fair value at December 31, 2017	Level 1	Level 2	Level 3
Interest rate derivatives	$77	$-	$77	$-
Series E Preferred embedded redemption option	314	-	-	314
Convertible debt	(1,069)	-	-	(1,069)
Total	$(678)	$-	$77	$(755)

There were no transfers between levels during the years ended December 31, 2018, 2017, or 2016.

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the statements of operations during the periods:

	Year ended December 31,
	2018			2017
	Series E Preferred embedded redemption option	Convertible debt	Total	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$314	$(1,069)	$(755)	$-	$(1,315)	$(1,315)
Net gains (losses) recognized in earnings	(25)	69	44	164	246	410
Purchase and issuances	-	-	-	150	-	150
Sales and settlements	-	-	-	-	-	-
Gross transfers into Level 3	-	-	-	-	-	-
Gross transfers out of Level 3	-	-	-	-	-	-
Fair value, end of period	$289	$(1,000)	$(711)	$314	$(1,069)	$(755)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$(25)	$69	$44	$164	$246	$410

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of debt obligations with similar credit risks. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy. Both the carrying value and the estimated fair value of the Company’s long-term debt, excluding convertible debt which is presented in the balance sheets at fair value, are presented in the table below net of deferred financing costs.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

	Carrying value at December 31,		Estimated fair value at December 31,
	2018	2017	2018	2017
Held for use	$135,810	$111,097	$134,773	$110,731
Held for sale	1,120	9,484	1,120	9,484
Total	$136,930	$120,581	$135,893	$120,215

Impaired Hotel Properties

In the performance of impairment analysis for both held for sale and held for use properties, fair value is determined with the assistance of independent real estate brokers and through the use of operating results and revenue multiples based on the Company’s experience with hotel sales as well as available industry information.  For held for sale properties, estimated selling costs are based on our experience with similar asset sales.  These are considered Level 3 fair value measurements.  The amount of impairment and recovery of previously recorded impairment recognized in the years ended December 31, 2018, 2017, and 2016 is shown in the tables below:

	Year ended December 31,
	2018		2017		2016
	Number of hotels	Impairment recovery	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss)
Continuing Operations:
Sold hotels:
Impairment loss	-	-	3	(2,231)	5	(1,477)
Recovery of impairment	1	93	2	80	-	-
Total net impairment (loss) recovery:	1	$93	5	$(2,151)	5	$(1,477)

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

During the year ended December 31, 2017, we sold 169,004 shares of common stock under the ATM program at an average sales price of $10.15 per share for gross proceeds totaling $1,715 and net proceeds of $1,619.    During the year ended December 31, 2018, we sold 28,474 shares of common stock under the ATM program at an average sales price of $10.40 per share, for gross proceeds totaling $296 and net proceeds totaling $260.  Since the inception of the ATM program, we have sold 197,478 shares of common stock at an average sales price of $10.18 per share for gross proceeds totaling $2,011 and net proceeds totaling $1,879.

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

Impact of Preferred Stock on Net Earnings (Loss) Attributable to Common Shareholders

The components of dividends declared and undeclared and in kind dividends deemed on preferred stock are as follows:

	Year ended December 31,
	2018	2017	2016
Preferred A dividends accrued at stated rate	$-	$-	$222
Preferred A additional deemed dividends upon redemption	-	-	652
Preferred B dividends accrued at stated rate	-	-	243
Preferred B additional deemed dividends upon redemption	-	-	668
Preferred C dividends accrued at stated rate	-	-	455
Preferred C additional deemed dividends at exchange	-	-	15,418
Preferred D dividends accrued at stated rate	-	650	3,090
Preferred D inducement to convert	-	11,110	-
Preferred E dividends accrued at stated rate	578	483	-
Dividends declared and undeclared and in kind dividends deemed on preferred stock	$578	$12,243	$20,748

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 11.  NONCONTROLLING INTEREST OF COMMON UNITS IN THE OPERATING PARTNERSHIP

At December 31, 2018 and 2017,  3,281,124 and 4,550,242 of the operating partnership’s common units were outstanding, respectively, all of which were held by limited partners. All LTIP units previously were cancelled on June 28, 2017 (see Note 12). The total redemption value for the common units was $435  and $871 at December 31, 2018 and 2017, respectively.  Our ownership interest in the operating partnership as of December 31, 2018 and 2017 was 99.5% and 99.3%,  respectively.

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

During the year ended December 31, 2018, 1,528,803 common units were redeemed for cash totaling $298.    No common units were redeemed in 2017 or 2016.

NOTE 12.  STOCK-BASED COMPENSATION

The Company previously had a 2006 Stock Plan which had been approved by the Company’s shareholders. The 2006 Stock Plan authorized the grant of stock options, stock appreciation rights, restricted stock, and stock bonuses for up to 9,615 shares of common stock. The 2006 Stock Plan expired on December 31, 2015.    As a replacement for the 2006 Stock Plan, the Board of Directors adopted the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 761,538  following an amendment to the plan to increase the number of available shares by 300,000 that was approved by shareholders on May 17, 2018 at the annual meeting of shareholders.  As of December 31, 2018, there were 601,695 common shares available for issuance under the 2016 Stock Plan.

Options

At December 31, 2016, the Company had a total of 865 vested stock options outstanding with a weighted average exercise price of $48.945 per share.  These options expired unexercised on July 15, 2017.

Service Condition Share Awards

From time to time, the Company awards restricted shares of common stock to employees, officers, and members of the Board of Directors under the 2016 Stock Plan.  These shares generally vest ratably over five years for employees and officers and three years for members of the Board of Directors based on continued service or employment.  Dividends paid on these restricted shares during the vesting period are not forfeited in the event that the shares fail to vest.  The following table presents a summary of the service condition unvested share activity for the years ended December 31, 2018, 2017, and 2016:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

	Shares	Weighted-average grant date fair value
Unvested at December 31, 2015	160	$47.32
Granted	-	$-
Vested	(160)	$47.32
Forfeited	-	$-
Unvested at December 31, 2016	-	$-
Granted	96,286	$10.54
Vested	(234)	$10.60
Forfeited	(220)	$10.54
Unvested at December 31, 2017	95,832	$10.54
Granted	23,191	$10.28
Vested	(30,879)	$10.56
Forfeited	(11,644)	$10.33
Unvested at December 31, 2018	76,500	$10.48

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

The grant date fair value of this award, including additional value assessed at the time of subsequent amendment of the award, totaling $1,380, was determined using the following assumptions:

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

The fair value of the performance based share awards is based on the closing price of the Company’s common stock on the grant date, discounted for estimated common stock dividends to be declared prior to the shares being issued.  The grant date occurs on an annual basis when budgeted FFO is approved by the Board of Directors.  The total grant date fair value of the 2018 and 2017 portions of this performance based share award, assuming that 100% of budgeted FFO is achieved, was $169 and $191, respectively.

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

A total of 11,503,  5,369 and 2,361 shares were issued to independent directors under the 2016 Stock Plan with respect to these fees during the years ended December 31, 2018, 2017, and 2016, respectively.

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation, including the LTIP, related to employees and directors for the years ended December 31, 2018, 2017, and 2016 was $974,  $1,237,  and $305,  respectively, all of which is included in general and administrative expense.  Total unrecognized compensation cost related to all awards at December 31, 2018 was $966, which is expected to be recognized over a weighted-average remaining service period of 3.1 years.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 13.  INCOME TAXES

For the years ended December 2018, 2017, and 2016, the income tax expense related to the operating partnership, including primarily Alternative Minimum Tax (“AMT”) in the years prior to 2018 and certain state and local taxes, totaled $83,  $20, and $35, respectively.

The components of the income tax expense (benefit) from the TRS from continuing operations for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Year ended December 31,
	2018	2017	2016
Federal:
Current	$-	$33	$90
Deferred	202	(615)	-
State and local:
Current	(8)	12	-
Deferred	58	(45)	-
Income tax expense (benefit)	$252	$(615)	$90

Actual income tax expense of the TRS for the years ended December 31, 2018, 2017, and 2016 differs from the “expected” income tax expense (benefit) (computed by applying the appropriate U.S. federal income tax rate of 21% in 2018 and 34% in 2017 and 2016 to earnings before income taxes) as a result of the following:

	Year ended December 31,
	2018	2017	2016
Computed "expected" income tax (benefit) expense	$191	$546	$993
State income taxes, net of federal income tax (benefit) expense	40	47	139
(Decrease) increase in valuation allowance	29	(1,097)	(1,082)
Other	(8)	(145)	(50)
AMT	-	34	90
Total income tax expense (benefit)	$252	$(615)	$90

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are as follows:

	As of December 31,
	2018	2017
Deferred Tax Assets
Accrued expenses and other	$84	$104
Net operating losses carried forward for federal income tax purposes	1,004	814
Net operating losses carried forward for state income tax purposes	615	579
AMT	117	123
Subtotal deferred tax assets	1,820	1,620
Valuation allowance	(483)	(454)
Total deferred tax assets	1,337	1,166

Deferred Liabilities
Tax depreciation in excess of book depreciation	714	363
Atlanta JV basis difference	223	143
Total deferred tax liabilities	937	506
Net deferred tax assets	$400	$660

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of this analysis, the Company believed that a full valuation allowance against the net deferred tax asset position was necessary at December 31, 2016 and as such no current or deferred federal income tax other than AMT was recognized in the year then ended.  At December 31, 2017 and again at December 31, 2018, it was determined by management that a valuation allowance against deferred tax assets was no longer required, with the exception of an allowance against certain state net operating losses, as management believes that it is more likely than not that remaining deferred tax assets will be realized.

After consideration of limitations related to a change in control as defined under Internal Revenue Code Section 382 following the Company’s common and preferred equity transactions,  the TRS’s net operating loss carryforward at December 31, 2018 as determined for federal income tax purposes was $4,783.  The availability of the loss carryforwards will expire in 2027 through 2034.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (“TCJA”), was enacted. The TCJA made many significant changes to the U.S. federal income tax laws as of January 1, 2018.  Pursuant to this legislation, the federal income tax rate applicable to corporations was permanently reduced to 21% and the corporate alternative minimum tax was repealed, and the deduction of net interest expense was limited for all businesses, provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives.  The interest limitation was determined not to have an impact on the Company’s calculation of taxable income.

The reduced 21% federal income tax rate applicable to corporations applied to taxable earnings reported for the full 2018 fiscal year. Accordingly, the Company has remeasured its net deferred tax assets using the lower federal tax rate that will apply when these amounts are expected to reverse.  As a result, in the fourth quarter of 2017, we recognized tax expense of $304 resulting from the revaluation of U.S. net deferred tax assets.

As of December 31, 2018, the tax years that remain subject to examination by major tax jurisdictions generally include 2015 through 2018.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

For income tax purposes, distributions paid per share for the years ended December 31, 2018, 2017, and 2016 were characterized as follows:

	For the year ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary income	$0.097500	10%	$0.117000	20%	$0.455000	100%
Capital gain	-	-	-	-	-	-
Return of capital	0.877500	90%	0.468000	80%	-	-
Total	$0.975000	100%	$0.585000	100%	$0.455000	100%

Series C Preferred Stock:
Ordinary income	$-	-	$-	-	$1.649124	100%
Capital gain	-	-	-	-	-	-
Return of capital	-	-	-	-	-	-
Total	$-	-	$-	-	$1.649124	100%

Series D Preferred Stock:
Ordinary income	$-	-	$0.104160	100%	$0.494792	100%
Capital gain	-	-	-	-	-	-
Return of capital	-	-	-	-	-	-
Total	$-	-	$0.104160	100%	$0.494792	100%

Series E Preferred Stock:
Ordinary income	$0.625000	100%	$0.522569	100%	$-	0%
Capital gain	-	-	-	-	-	-
Return of capital	-	-	-	-	-	-
Total	$0.625000	100%	$0.522569	100%	$-	0%

The common and preferred share distributions declared on December 11, 2018 and paid on January 3, 2019 and December 31, 2018, respectively, were treated as 2018 distributions for tax purposes.  The common share distribution declared on December 19, 2017 and paid on January 10, 2018 was treated as a 2018 distribution for tax purposes.  The preferred share distribution declared on December 19, 2017 and paid on January 2, 2018 was treated as a 2017 distribution for tax purposes.  The common and preferred share distributions declared on December 6, 2016 and paid on January 5, 2017 and January 3, 2017, respectively, were treated as 2016 distributions for tax purposes.

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

	Year ended December 31,
	2018	2017	2016
Numerator: Basic (1)
Net earnings (loss) attributable to common shareholders:
Continuing operations	$4,787	$(9,362)	$1,390
Discontinued operations	-	-	657
Total Net earnings (loss) attributable to common shareholders	4,787	(9,362)	2,047
Less: Allocation to participating securities	(67)	(56)	-
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$4,720	$(9,418)	$2,047

Numerator: Diluted (1)
Net earnings (loss) attributable to common shareholders from continuing operations, net of amount allocated to participating securities	$4,720	$(9,418)	$1,390
Dividends on Series D Preferred Stock	-	-	3,090
Interest and fair value adjustment on Convertible Debt	(6)	-	-
Continuing operations - Diluted	4,714	(9,418)	4,480
Discontinued operations - Diluted	-	-	657
Total Diluted	$4,714	$(9,418)	$5,137

Denominator
Weighted average number of common shares - Basic	11,784,222	9,437,824	761,112
Performance Based Share Awards	4,285	-	-
Series D Preferred Stock	-	-	4,774,433
Convertible Note	97,269	-	-
Weighted average number of common shares - Diluted	11,885,776	9,437,824	5,535,545

Earnings Per Share
Continuing operations - Basic	$0.40	$(1.00)	$1.82
Discontinued operations - Basic	-	-	0.85
Total - Basic Earnings (Loss) per Share	$0.40	$(1.00)	$2.67

Continuing operations - Diluted	$0.40	$(1.00)	$0.78
Discontinued operations - Diluted	-	-	0.13
Total - Basic Earnings (Loss) per Share	$0.40	$(1.00)	$0.91

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

	Year ended December 31,
	2018	2017	2016
Outstanding stock options (2)	-	258	865
Unvested restricted stock	79,456	48,869	-
Warrants - RES (2)	-	53,608	576,923
Warrants - Employees (2)	11,056	66,153	66,153
Series C Preferred Stock (2)	-	-	598,991
Series D Preferred Stock (2)	-	970,606	-
Series E Preferred Stock	668,111	560,115	-
Convertible debt	-	97,269	77,336
LTIP common units (1) (2)	-	49,636	101,213
Operating partnership common units (1)	86,255	70,722	46,265
Total potentially dilutive securities excluded from the denominator	844,878	1,917,236	1,467,746

(1)

LTIP and common units have been omitted from the denominator for the purpose of computing diluted EPS since the effect of including these amounts in the numerator and denominator would have no impact on calculated EPS.

(2)	Amounts above are weighted average amounts outstanding for the period presented. These instruments were no longer outstanding at December 31, 2018.

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

Each of the management companies employed by the TRS at December 31, 2018 receives a base monthly management fee of 3.0% to 3.5% of gross hotel revenue, with incentives for performance which increase such fee to a maximum of 5.0%.  For the years ended December 31, 2018, 2017, and 2016, base management fees incurred totaled $1,779,  $1,700, and $1,619, respectively, all of which was included in continuing operations as hotel and property operations expense.  For the years ended December 31, 2018,  2017, and 2016, incentive management fees, included in continuing operations in their entirety, totaled $333, $306, and $190, respectively.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Franchise Agreements

As of December 31, 2018,  all of our wholly owned properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue.  The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term.  Franchise fee expense totaled $4,834, $3,800, and $3,123, for the years ended December 31, 2018, 2017, and 2018, respectively, all of which was included in continuing operations as hotel and property operations expense.

The franchisor of two of our hotels advised us in February 2019 that both of the hotels has dropped below the required level for guest satisfaction surveys, and that if the hotel does not achieve compliance, it reserves the right to elect to terminate the relevant franchise agreement.  The Company is actively addressing the matter relating to the surveys and has plans in place which it believes will resolve these issues.

Leases

The Company has no land lease agreements in place related to properties owned at December 31, 2018.   Land lease expense related to properties previously owned totaled $0, $9,  and $105 for the years ended December 31, 2018, 2017, and 2016, respectively, all of which is included in continuing operations as hotel and property operations expense.

The Company entered into three new office lease agreements in 2016, replacing all existing office lease agreements.  These leases expire in 2019 through 2021 and have combined rent expense of approximately $154 annually.  Office lease expense totaled $160,  $154, and $199 in the years ended December 31, 2018, 2017, and 2016, respectively, and is included in general and administrative expense.

As of December 31, 2018, the future minimum lease payments applicable to non-cancellable operating leases are as follows:

Lease rents
2019	$138
2020	61
2021	47
2022	-
2023	-
$246

As of December 31, 2018, the Company had agreements with one restaurant and a cell tower operator for leased space at our hotel locations. Lease income totaled $65,  $71, and $86, for the years ended December 31, 2018, 2017, and 2016, respectively, all of which was included in continuing operations in room rentals and other hotel services revenue.

Benefit Plans

The Company has a qualified contributory retirement plan under Section 401(k) of the Code (the “401(k) Plan”) which covers all employees who meet certain eligibility requirements.  Voluntary contributions may be made to the 401(k) Plan by employees.  The 401(k) Plan is a Safe Harbor Plan and requires a mandatory employer contribution.  The employer contribution expense for the years ended December 31, 2018, 2017, and 2016 was $71, $67,  and $73, respectively, and is included in general and administrative expenses.

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

NOTE 16. QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter ended (unaudited)
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	Total 2017

Revenue	$10,361	$14,252	$15,562	$15,278	$55,453
Operating expenses	11,001	12,719	14,417	14,040	52,177
Operating income (loss)	(640)	1,533	1,145	1,238	3,276

Net gain (loss) on dispositions of assets	(3)	4,852	(46)	2,004	6,807
Equity in earnings (loss) of joint venture	111	25	159	(105)	190
Net gain on derivatives and convertible debt	175	227	14	20	436
Other income (expense), net	(1)	(39)	(43)	(28)	(111)
Interest expense	(971)	(1,092)	(1,405)	(1,706)	(5,174)
Loss on debt extinguishment	(800)	-	-	(167)	(967)
Impairment loss, net	(271)	(479)	(848)	(553)	(2,151)
Earnings (loss) before income tax expense	(2,400)	5,027	(1,024)	703	2,306
Income tax benfit (expense)	-	(35)	(15)	645	595
Net earnings (loss)	(2,400)	4,992	(1,039)	1,348	2,901
(Earnings) loss attributable to noncontrolling interest	50	(67)	7	(10)	(20)
Earnings (loss) attributable to controlling interests	(2,350)	4,925	(1,032)	1,338	2,881
Dividends declared and in kind dividends deemed on preferred stock	(11,603)	(271)	(205)	(164)	(12,243)
Net earnings (loss) attributable to common shareholders	$(13,953)	$4,654	$(1,237)	$1,174	$(9,362)

Earnings (loss) per Share (1)
Total - Basic Earnings (loss) per Share	$(4.75)	$0.40	$(0.11)	$0.10	$(1.00)
Total - Diluted Earnings (loss) per Share	$(4.75)	$0.37	$(0.11)	$0.10	$(1.00)

(1) Quarterly and total annual EPS are based on the weighted average number of shares outstanding during each quarter and the annual period. Due to rounding and differences in earnings and losses between the quarterly and annual periods, the sum of the quarterly EPS amounts may not equal the reported amounts for the year.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

	Quarter ended (unaudited)
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	Total 2018

Revenue	$16,679	$17,834	$15,462	$15,082	$65,057
Operating expenses	14,561	14,876	14,266	13,202	56,905
Operating income	2,118	2,958	1,196	1,880	8,152

Net gain (loss) on dispositions of assets	(24)	1,895	3,716	(17)	5,570
Equity in earnings (loss) of joint venture	229	63	(41)	(469)	(218)
Net gain (loss) on derivatives and convertible debt	447	156	116	(402)	317
Other expense, net	(14)	(20)	(23)	(26)	(83)
Interest expense	(1,928)	(2,091)	(2,154)	(2,153)	(8,326)
Impairment recovery, net	93	-	-	-	93
Earnings (loss) from continuing operations before income tax expense	921	2,961	2,810	(1,187)	5,505
Income tax expense	(129)	(54)	(132)	(20)	(335)
Net earnings (loss)	792	2,907	2,678	(1,207)	5,170
(Earnings) loss attributable to noncontrolling interest	(6)	(21)	(20)	242	195
Earnings (loss) attributable to controlling interests	786	2,886	2,658	(965)	5,365
Dividends declared	(144)	(145)	(145)	(144)	(578)
Net earnings (loss) attributable to common shareholders	$642	$2,741	$2,513	$(1,109)	$4,787

Earnings (loss) per Share (1)
Total - Basic Earnings (loss) per Share	$0.05	$0.23	$0.21	$(0.10)	$0.40
Total - Diluted Earnings (loss) per Share	$0.05	$0.23	$0.21	$(0.10)	$0.40

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

Condor Hospitality Trust, Inc. and Subsidiaries

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2018

(In thousands)

							Additions, (dispositions), and (impairments)
				Initial cost			Subsequent to acquisition			Gross amount at December 31, 2018
Brand	Location	Acquisition date	Encumbrance	Land	Buildings & Other	Furniture & equipment	Land	Buildings & Other	Furniture & equipment	Land	Buildings & Other	Furniture & equipment	Accumulated depreciation	Net book value
Quality Inn	Solomons, Maryland	06/01/1986	KEY	$2,304	$2,719	$269	$-	$1,768	$450	$2,304	$4,487	$719	$(3,425)	$4,085
Hilton Garden Inn	Dowell, Maryland	05/25/2012	KEY	1,400	9,492	323	-	671	523	1,400	10,163	846	(2,363)	10,046
SpringHill Suites	San Antonio, Texas	10/01/2015	WELLS	1,597	14,353	1,550	-	114	61	1,597	14,467	1,611	(2,053)	15,622
Courtyard by Marriott	Jacksonville, Florida	10/02/2015	WELLS	2,100	11,050	850	-	245	206	2,100	11,295	1,056	(1,812)	12,639
Hotel Indigo	Atlanta, Georgia	10/02/2015	WELLS	800	8,700	1,500	-	198	252	800	8,898	1,752	(1,941)	9,509
Aloft	Leawood, Kansas	12/14/2016	GWB	3,339	18,046	1,115	-	365	407	3,339	18,411	1,522	(1,583)	21,689
Home2 Suites	Lexington, Kentucky	03/24/2017	KEY	905	14,204	1,351	-	156	15	905	14,360	1,366	(1,170)	15,461
Home2 Suites	Round Rock, Texas	03/24/2017	KEY	1,087	14,345	1,285	-	150	5	1,087	14,495	1,290	(1,119)	15,753
Home2 Suites	Tallahassee, Florida	03/24/2017	KEY	1,519	18,229	1,727	-	159	3	1,519	18,388	1,730	(1,452)	20,185
Home2 Suites	Southaven, Mississippi	04/14/2017	MS	1,311	16,792	897	-	180	53	1,311	16,972	950	(1,385)	17,848
Hampton Inn & Suites	Lake Mary, Florida	06/19/2017	KEY	1,200	16,432	1,773	-	273	135	1,200	16,705	1,908	(1,175)	18,638
Fairfield Inn & Suites	El Paso, Texas	08/31/2017	KEY	1,014	14,297	1,089	-	115	32	1,014	14,412	1,121	(815)	15,732
Residence Inn	Austin, Texas	08/31/2017	KEY	1,495	19,630	1,275	-	155	46	1,495	19,785	1,321	(1,001)	21,600
TownePlace Suites	Austin, Texas	01/18/2018	KEY	1,435	16,459	1,729	-	129	-	1,435	16,588	1,729	(672)	19,080
Home2 Suites	Summerville, SC	02/21/2018	KEY	998	13,491	1,854	-	175	4	998	13,666	1,858	(566)	15,956
Subtotal Hotel Properties				22,504	208,239	18,587	-	4,853	2,192	22,504	213,092	20,779	(22,532)	233,843
Construction in progress				-	-	-	-	45	285	-	45	285	-	330
Office building				-	-	-	-	-	494	-	-	494	(397)	97
Total				$22,504	$208,239	$18,587	$-	$4,898	$2,971	$22,504	$213,137	$21,558	$(22,929)	$234,270

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2018

(In thousands)

Encumbrance codes refer to the following lenders:

KEY	KeyBank credit facility
GWB	Great Western Bank
Wells	Wells Fargo
MS	Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18

See accompanying report of independent registered public accounting firm

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2018

(In thousands)

	ASSET BASIS	Total
(a)	Balance at January 1, 2016	$188,899
	Additions	25,618
	Disposals	(68,256)
	Impairment loss, net	(2,877)
	Balance at December 31, 2016	143,384
	Additions	134,709
	Disposals	(34,814)
	Impairment loss, net	(2,151)
	Balance at December 31, 2017	241,128
	Additions	38,198
	Disposals	(22,220)
	Impairment recovery, net	93
	Balance at December 31, 2018	$257,199

	ACCUMULATED DEPRECIATION	Total
(b)	Balance at January 1, 2016	$58,200
	Depreciation for the period ended December 31, 2016	5,190
	Depreciation on assets sold or disposed	(33,477)
	Impairment loss, net	(1,400)
	Balance at December 31, 2016	28,513
	Depreciation for the period ended December 31, 2017	6,898
	Depreciation on assets sold or disposed	(13,863)
	Balance at December 31, 2017	21,548
	Depreciation for the period ended December 31, 2018	9,475
	Depreciation on assets sold or disposed	(8,094)
	Balance at December 31, 2018	$22,929

(a)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $256 million (unaudited).

(b)	Depreciation is computed based upon the following useful lives:

Buildings and improvements     15 - 40 years

Furniture and equipment             3 - 12 years

(c)	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in Note 6 to the consolidated financial statements.

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

Management’s Annual Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The Company’s management used the framework in Internal Control—Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

The Company has adopted a Code of Business Conduct and Ethics and Whistleblower Policy that applies to the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and has posted the code on its website at www.condorhospitality.com through the “Investors” link. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Business Conduct and Ethics and Whistleblower Policy applicable to the Company’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer by posting that information on the Company’s Web site at www.condorhospitality.com through the “Investors” link.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants, and rights under existing equity compensation plans as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (including securities plans reflected in column(a)) (c)
Equity compensation plans approved by security holders	-	$-	601,695 (1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	601,695

(1)

Represents shares issuable under the Company’s 2016 Stock Plan. The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 761,538.    Additionally, an executive officer will be issued shares under the 2016 Stock Plan, if sufficient shares are then available under the 2016 Stock Plan, of 36,692 common shares each time stock market price targets of $11.00 to $18.00 (in one dollar increments) per common share are first achieved prior to March 31, 2022 based on the weighted-average common stock price for 60 consecutive trading days (or upon a change in control with the award prorated for the portion between price targets), and between 11,741 and 23,479 shares annually if budgeted Funds from Operations targets are achieved.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

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

10.21

Hotel Management Agreement dated as of January 17, 2018 between TRS AUS Tech, LLC and Pillar Hotels & Resorts, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A (Commission file number 001-34087) dated August 31, 2017).

10.22

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

10.24

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

10.27

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

10.29

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

10.30

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

10.31

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

10.34

Purchase Agreement, dated November 16, 2011, by and among the Company, Condor Hospitality Limited Partnership and Real Estate Strategies L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (Commission file number 001-34087) dated November 16, 2011).

10.35

Warrants issued to Real Estate Strategies L.P. dated February 1, 2012 and February 15, 2012 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.36

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

10.39

Agreement, dated August 9, 2013, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anonima (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 9, 2013).

10.40

Agreement, dated July 23, 2015, between Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anonima and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 23, 2015).

10.41

Warrant dated January 24, 2017 issued to Real Estate Strategies L.P. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.42

Agreement, dated as of February 28, 2017, by and among Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anónima and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 28, 2017).

10.43

Joinder Agreement dated June 29, 2018 by and among the Company, Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anonima, and Real Estate Investment Group VII L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 29, 2018).

10.44

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

10.46

Agreement, dated as of March 16, 2016, by and among Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anónima and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.47

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

10.51	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).
10.52	The Company’s 2016 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 15, 2016).
10.53	Amendment to the Company’s 2016 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 17, 2018.
10.54

Jeffrey W. Dougan Employment Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 9, 2013).

10.55

Jeffrey W. Dougan Restricted Stock Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 9, 2013).

10.56

Jeffrey W. Dougan Stock Option Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 9, 2013).

10.57

Amended and Restated Employment Agreement dated March 2, 2015 by and between the Company and J. William Blackham, as amended and restated on September 16, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated September 16, 2016).

10.58

Common Stock Purchase Warrant dated March 2, 2015 between the Company and J. William Blackham (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 2, 2015).

10.59

Amendment of Employment Agreement dated June 28, 2017 between J. William Blackham and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 28, 2017).

10.60

Amendment of Employment Agreement dated April 10, 2018 between J. William Blackham and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated April 10, 2018.

10.61

Form of Executive Officer and Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2016).

10.62	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 29, 2017).
10.63	Form of Director Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 19, 2017).
10.64

Agreement of Purchase and Sale dated as of August 29, 2016 between Leawood ADP, Ltd. and Condor Hospitality Limited Partnership (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 29, 2016).

10.65

Purchase and Sale Agreement dated as of January 23, 2017 between Condor Hospitality Limited Partnership and VHRMR TALL, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.66

Purchase and Sale Agreement dated as of January 23, 2017 between Condor Hospitality Limited Partnership and EASTVHR HS ROUND ROCK, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.67

Purchase and Sale Agreement dated as of January 23, 2017 between Condor Hospitality Limited Partnership and CVH LEXINGTON, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.68

Purchase and Sale Agreement dated as of January 23, 2017 between Condor Hospitality Limited Partnership and CVH SOUTHAVEN, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.69

Purchase and Sale Agreement dated as of April 29, 2017 between Condor Hospitality Limited Partnership and SI Lake Mary, LP. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated April 29, 2017).

10.70

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

10.72

Purchase and Sale Agreement Residence Inn Austin Airport dated as of July 17, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (AUSAP), LP (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 17, 2017).

10.73

First Amendment to Purchase and Sale Agreement Residence Inn Austin Airport dated as of August 31, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (AUSAP), LP (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 31, 2017).

10.74

Purchase and Sale Agreement TownePlace Suites Austin North Tech Ridge dated as of July 17, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (AUSN), LP (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 17, 2017).

10.75

First Amendment to Purchase and Sale Agreement TownePlace Suites Austin North Tech Ridge dated as of August 31, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (AUSN), LP (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 31, 2017).

14.1

Code of Business Conduct and Ethics and Whistleblower Policy (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 17, 2018.

21.0*	Subsidiaries.
23.1*	Consent of KPMG LLP
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1*	Section 906 Certifications.
101.1*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Pursuant to Item 601 (b)(4) of Regulation S-K, certain instruments with respect to the Company’s long-term debt are not filed with this Form 10-K. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as Exhibits 10.48 through 10.63.

* Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto dually authorized

	March 11, 2019	/s/J. William Blackham
J. William Blackham
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/J. William Blackham		Chief Executive Officer	March 11, 2019
J. William Blackham		(Principal Executive Officer)

/s/Jonathan J. Gantt		Chief Financial Officer	March 11, 2019
Jonathan J. Gantt		(Principal Financial Officer)

/s/Arinn A. Cavey		Chief Accounting Officer	March 11, 2019
Arinn A. Cavey		(Principal Accounting Officer)

/s/James H. Friend		Chairmen of the Board	March 11, 2019
James H. Friend

/s/Thomas Calahan		Board Member	March 11, 2019
Thomas Calahan

/s/Daphne J. Dufresne		Board Member	March 11, 2019
Daphne J. Dufresne

/s/Daniel R. Elsztain		Board Member	March 11, 2019
Daniel R. Elsztain

/s/Donald J. Landry		Board Member	March 11, 2019
Donald J. Landry

/s/Brendan MacDonald		Board Member	March 11, 2019
Brendan MacDonald

/s/John M. Sabin		Board Member	March 11, 2019
John M. Sabin