Form 10-Q
period 2019-03-31
CONDOR HOSPITALITY TRUST, INC.
filed 2019-05-03
CIK 929545

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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

As of May 1, 2019 there were 11,920,775 shares  of common stock, par value $.01 per share, outstanding.

Condor Hospitality Trust, Inc. and Subsidiaries

Table of Contents

PART I.  FINANCIAL INFORMATION

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share data)

	As of
	March 31, 2019	December 31, 2018

Assets
Investment in hotel properties, net	$228,897	$230,178
Investment in unconsolidated joint venture	6,179	5,866
Cash and cash equivalents	4,586	4,151
Restricted cash, property escrows	5,627	5,005
Accounts receivable, net	2,214	1,290
Prepaid expenses and other assets	1,962	2,227
Derivative assets, at fair value	448	639
Investment in hotel properties held for sale, net	-	4,092
Total Assets	$249,913	$253,448

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$6,642	$5,336
Dividends and distributions payable	2,480	2,330
Convertible debt, at fair value	1,048	1,000
Long-term debt, net of deferred financing costs	134,127	135,810
Long-term debt related to hotel properties held for sale, net of deferred financing costs	-	1,120
Total Liabilities	144,297	145,596

Equity
Shareholders' Equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series E, 925,000 shares authorized, $.01 par value, 925,000 shares outstanding, liquidation preference of $9,395 and $9,250	10,050	10,050
Common stock, $.01 par value, 200,000,000 shares authorized; 11,917,743 and 11,886,003 shares outstanding	119	119
Additional paid-in capital	232,082	231,805
Accumulated deficit	(137,423)	(134,970)
Total Shareholders' Equity	104,828	107,004
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $523 and $435	788	848
Total Equity	105,616	107,852

Total Liabilities and Equity	$249,913	$253,448

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three months ended March 31,
	2019	2018
Revenue
Room rentals and other hotel services	$15,903	$16,679
Operating Expenses
Hotel and property operations	9,793	10,414
Depreciation and amortization	2,362	2,259
General and administrative	1,663	1,869
Acquisition and terminated transactions	7	19
Total operating expenses	13,825	14,561
Operating income	2,078	2,118
Net gain (loss) on disposition of assets	39	(24)
Equity in earnings of joint venture	513	229
Net gain (loss) on derivatives and convertible debt	(237)	447
Other expense, net	(29)	(14)
Interest expense	(2,163)	(1,928)
Impairment recovery, net	-	93
Earnings before income taxes	201	921
Income tax expense	(186)	(129)
Net earnings	15	792
Loss (earnings) attributable to noncontrolling interest	1	(6)
Net earnings attributable to controlling interests	16	786
Dividends declared on preferred stock	(145)	(144)
Net earnings (loss) attributable to common shareholders	$(129)	$642

Earnings (Loss) per Share
Total - Basic Earnings (Loss) per Share	$(0.01)	$0.05
Total - Diluted Earnings (Loss) per Share	$(0.01)	$0.05

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Three months ended March 31, 2018
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2017	925	$10,050	11,834	$118	$230,727	$(130,489)	$110,406	$1,408	$111,814
Stock-based compensation	-	-	27	1	241	-	242	-	242
Issuance of common stock	-	-	12	-	103	-	103	-	103
Issuance of common units	-	-	-	-	-	-	-	50	50
Dividends and distributions declared
Common Stock ($0.195 per share)	-	-	-	-	-	(2,317)	(2,317)	-	(2,317)
Series E Preferred dividends declared	-	-	-	-	-	(144)	(144)	-	(144)
Common unit distribution declared ($0.00375 per unit)	-	-	-	-	-	-	-	(18)	(18)
Net earnings	-	-	-	-	-	786	786	6	792
Balance at March 31, 2018	925	$10,050	11,873	$119	$231,071	$(132,164)	$109,076	$1,446	$110,522

	Three months ended March 31, 2019
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2018	925	$10,050	11,886	$119	$231,805	$(134,970)	$107,004	$848	$107,852
Stock-based compensation	-	-	32	-	271	-	271	-	271
Issuance of common stock	-	-	-	-	-	-	-	-	-
Issuance of common units	-	-	-	-	-	-	-	-	-
Dividends and distributions declared
Series E Preferred dividends declared	-	-	-	-	-	(145)	(145)	-	(145)
Common Stock ($0.195 per share)	-	-	-	-	-	(2,324)	(2,324)	-	(2,324)
Common unit distribution declared ($0.00375 per unit)	-	-	-	-	-	-	-	(11)	(11)
Redemption of common units	-	-	-	-	6	-	6	(48)	(42)
Net earnings	-	-	-	-	-	16	16	(1)	15
Balance at March 31, 2019	925	$10,050	11,918	$119	$232,082	$(137,423)	$104,828	$788	$105,616

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited – In thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$15	$792
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	2,362	2,259
Net (gain) loss on disposition of assets	(39)	24
Net (gain) loss on derivatives and convertible debt	237	(447)
Equity in earnings of joint venture	(513)	(229)
Amortization of deferred financing costs	373	353
Impairment recovery, net	-	(93)
Stock-based compensation expense	336	402
Provision for deferred taxes	180	122
Changes in operating assets and liabilities:
Increase in assets	(838)	(31)
Increase (decrease) in liabilities	959	(217)
Net cash provided by operating activities	3,072	2,935

Cash flows from investing activities:
Additions to hotel properties	(791)	(661)
Distributions in excess of cumulative earnings from joint venture	200	360
Hotel acquisitions	-	(35,623)
Net proceeds from sale of hotel assets	4,189	7,875
Net cash provided by (used in) investing activities	3,598	(28,049)

Cash flows from financing activities:
Deferred financing costs	(283)	(150)
Proceeds from long-term debt	1,500	34,818
Principal payments on long-term debt	(4,393)	(7,770)
Proceeds from common stock issuance	-	103
Redemption of common units	(42)	-
Tax withholdings on stock compensation	(65)	(161)
Cash dividends paid to common shareholders	(2,318)	(2,308)
Cash dividends paid to common unit holders	(12)	(17)
Cash dividends paid to preferred shareholders	-	(144)
Net cash provided by (used in) financing activities	(5,613)	24,371

Increase (decrease) in cash, cash equivalents, and restricted cash	1,057	(743)
Cash, cash equivalents, and restricted cash beginning of period	9,156	10,335
Cash, cash equivalents, and restricted cash end of period	$10,213	$9,592

Supplemental cash flow information:
Interest paid	$1,690	$1,515
Income taxes paid, net of refunds	$66	$22

Schedule of noncash investing and financing activities:
Fair value of operating partnership common units issued in acquisitions	$-	$50

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“Condor”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of March 31,  2019, the Company owned 15 hotels in eight states, including one hotel owned through an 80% interest in an unconsolidated joint venture (the “Atlanta JV”).    References to the “Company”, “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.

The Company, through its wholly owned subsidiary Condor Hospitality REIT Trust, owns a controlling interest in Condor Hospitality Limited Partnership (the “operating partnership”), for which we serve as general partner.  The operating partnership, including its various subsidiaries, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of all properties held by TRS Leasing, Inc.) and conducts all of its operations. At March 31, 2019, the Company owned 99.5% of the common operating units (“common units”) of the operating partnership with the remaining common units owned by other limited partners.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated financial statements for the periods presented. Interim results are not necessarily indicative of full-year performance for the year ending December 31, 2019 or any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Effective January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business.  As such, if substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. When we conclude that an acquisition meets this threshold, acquisition costs will be capitalized as part of our allocation of the purchase price of the acquired hotel properties.  This guidance is applied prospectively.  We concluded that all hotel acquisitions completed in 2018 were the acquisition of assets and as such acquisition costs were capitalized as part of these transactions (see Note 3).

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

Only disposals representing a strategic shift in operations that have a major effect on an entity’s operations and financial results are presented as discontinued operations.  None of the dispositions completed in 2018 or 2019 to date have met this definition, and we anticipate that most of our hotel dispositions will not be classified as discontinued operations as most will not fit this definition.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Revenue Recognition

Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary services. Room revenue is recognized over a customer's hotel stay at the daily contract rate.   Revenue from food and beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized on these distinct goods and services at the contract rate at the point in time or over the time period that goods or services are provided to the customer and the related performance obligations are fulfilled. Certain ancillary services are provided by third parties and the Company assesses whether it is the principal or agent in these arrangements. If the Company is the agent, revenue is recognized based upon the commission earned from the third party. If the Company is the principal, the Company recognizes revenue based upon the gross sales price.  Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. The Company maintains an allowance for doubtful accounts sufficient to cover estimated potential credit losses.

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

Hotel operating revenues can be disaggregated into the following categories to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows:

	Three months ended March 31,
	2019	2018
Rooms	$15,151	$15,927
Food and beverages	359	375
Other	393	377
Total revenue	$15,903	$16,679

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which superseded most existing lease guidance in U.S. GAAP. ASU 2016-02 requires, among other changes to the lease accounting guidance, lessees to recognize most leases on-balance sheet via a right of use asset and lease liability and additional qualitative and quantitative disclosures. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give companies another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows companies to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The Company adopted this standard on January 1, 2019.  The Company elected the practical expedients allowed under the guidance and retained the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. The Company also elected not to restate prior periods for the impact of the adoption of the new standard. The adoption of this standard has resulted in the recognition of right-of-use assets and related liabilities to account for the Company's future obligations under the operating leases for which the Company is the lessee. See Notes 2 and 15 to the accompanying consolidated financial statements for additional disclosures related to the adoption of this standard.

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consisted of the following at March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
	Total	Held for sale	Held for use	Total
Land	$20,201	$2,304	$20,200	$22,504
Buildings, improvements, vehicle	206,880	4,462	206,821	211,283
Furniture and equipment	21,399	719	20,554	21,273
Initial franchise fees	1,784	25	1,784	1,809
Construction-in-progress	174	7	323	330
Right of use asset	289	-	-	-
Investment in hotel properties	250,727	7,517	249,682	257,199
Less accumulated depreciation	(21,830)	(3,425)	(19,504)	(22,929)
Investment in hotel properties, net	$228,897	$4,092	$230,178	$234,270

On January 1, 2019, the Company adopted ASU 842, Leases, and applied it prospectively. At adoption, the Company also elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification, and initial direct costs. Consequently on January 1, 2019, the Company recognized

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

right-of-use assets and related liabilities related to its operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates, with a weighted average rate of 5.19% at March 31, 2019.  The right-of-use assets and liabilities are amortized to rent expense, included in either Hotel and property operations expenses or General and administrative expenses depending on the nature of the lease, over the term of the underlying lease agreements.  The weighted average remaining life of the Company’s operating leases, including options to extend when it is reasonably certain the Company will exercise such options, was 3.7 years at March 31, 2019.

As of March 31, 2019, the Company's right-of-use assets, net of $289 are included in Investment in hotel properties, net and its related lease liabilities of $296 are presented in Accounts payable, accrued expenses, and other liabilities in the Company's consolidated balance sheets. The adoption of this standard had minimal impact on the Company's statements of operations.

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

Included in the consolidated statement of operations for the three months ended March 31, 2018 are total revenues of $1,413 and total operating income of $529 related to the results of operations for the two hotels acquired in 2018 since the date of acquisition.

All purchase price allocations were determined using Level 3 fair value inputs.

Pro Forma Results

The following condensed pro forma financial data is presented as if the two acquisitions completed in 2018  were completed on January 1, 2017.   Supplemental pro forma earnings were adjusted to exclude all acquisition expenses recognized in the periods presented as if these acquisition costs had been incurred in prior periods but were not adjusted to remove the results of hotels sold during and between the periods.  Results for periods prior to the Company’s ownership are based on information provided by the prior owners, adjusted for differences in interest expense, depreciation expense, and management fees following the Company’s ownership and have not been audited or reviewed by our independent auditors.  All hotels were in operation for all of the periods presented.

The condensed pro forma financial data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2017, nor do they purport to represent the results of operations for future periods.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Three months ended March 31,
2018
Total revenue	$17,322
Operating income	$2,280
Net earnings (loss) attributable to common shareholders	$671
Net earnings (loss) per share - Basic	$0.06
Net earnings (loss) per share - Diluted	$0.06

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

The purchase was partially funded with a $33,750 term loan secured by the property.  The term loan, obtained from LoanCore Capital Credit REIT LLC, has an initial term of 24 months with three 12-month extension periods, which may be exercised at the Atlanta JV’s option subject to certain conditions and fees.  The first of these extension options was exercised by the Atlanta JV on September 9, 2018.  The interest rate is a floating rate calculated on the one-month LIBOR plus 5.0%, and as a condition at the time of the extension, the Atlanta JV purchased a LIBOR cap of 3.0%.  The term loan remains outstanding at March 31, 2019 and has a current interest rate of 7.50%.  The loan is non-recourse to the Atlanta JV, subject to specified exceptions.  The loan is also non-recourse to Condor, except for certain customary carve-outs which are guaranteed by the Company.

Under the Atlanta JV agreement, the Atlanta JV is managed by TWC in accordance with business plans and budgets approved by both partners.  Major decisions as detailed in the agreement also require joint approval.  Condor may remove TWC as manager of the Atlanta JV and appoint a new manager only upon the occurrence of certain events.  The Atlanta Aloft hotel is managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC.  The Atlanta JV paid to Boast total management fees of $116 and $98 for the three months ended March 31, 2019 and 2018, respectively.

Net cash flow from the Atlanta JV is distributed each quarter first with a 10% annual preferred return on capital contributions to Condor, second with a 10% annual preferred return on capital contributions to TWC, and third with any remainder distributed to the partners based on their pro-rata equity ownership. Profits are allocated in the same proportion as net cash flow. Losses are allocated based on pro-rata equity ownership. Cash distributions totaling $200 and $360 in the three months ended March 31, 2019 and 2018, respectively, were received by the Company from the Atlanta JV. The Atlanta JV agreement also includes buy-sell rights for both members (generally after three years of hotel ownership for Condor and after five years for TWC) and Condor has a purchase option for TWC’s Atlanta JV ownership interest exercisable between the third and fifth anniversary of the hotel closing.

The following table represents the total assets, liabilities, and equity, including the Company’s share, of the Atlanta JV as of March 31, 2019 and December 31, 2018:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	As of
	March 31, 2019	December 31, 2018
Investment in hotel properties, net	$46,611	$46,933
Cash and cash equivalents	989	913
Restricted cash, property escrows	731	366
Accounts receivable, prepaid expenses, and other assets	375	294
Total Assets	$48,706	$48,506

Accounts payable, accrued expenses, and other liabilities	$1,127	$1,375
Land option liability	6,190	6,190
Long-term debt, net of deferred financing costs	33,665	33,608
Total Liabilities	40,982	41,173
Condor equity	6,179	5,866
TWC equity	1,545	1,467
Total Equity	7,724	7,333
Total Liabilities and Equity	$48,706	$48,506

The table below provides the components of net earnings, including the Company’s share of the Atlanta JV, for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
	2019	2018
Revenue
Room rentals and other hotel services	$3,874	$3,272
Operating Expenses
Hotel and property operations	2,177	2,005
Depreciation and amortization	371	357
Total operating expenses	2,548	2,362
Operating income	1,326	910
Net loss on derivative	(1)	(9)
Interest expense	(684)	(615)
Net earnings	$641	$286

Condor allocated earnings	$513	$229
TWC allocated earnings	128	57
Net earnings	$641	$286

NOTE 5.  DISPOSITIONS OF HOTEL PROPERTIES

As of March 31, 2019, the Company had no hotels classified as held for sale.  At December 31, 2018, the Company had one hotel held for sale.    During the three months ended March 31, 2019 and 2018, the Company sold one hotel and two hotels, respectively, resulting in total gains of $62 and $37,  respectively.    One of the hotels sold during the first quarter of 2018 had been previously impaired and a recovery of impairment totaling $93 was recognized upon the sale.

NOTE 6.  LONG-TERM DEBT

Long-term debt related to wholly owned properties, including debt related to hotel properties held for sale, consisted of the following loans payable at March 31, 2019 and December 31, 2018:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Lender	Balance at March 31, 2019	Interest rate at March 31, 2019	Maturity	Amortization provision	Properties encumbered at March 31, 2019	Balance at December 31, 2018
Fixed rate debt
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18	$8,772	4.54%	08/2024	25 years	1	$8,817
Great Western Bank (1)	13,556	4.33%	12/2021 (5)	25 years	1	13,615
Great Western Bank (1)	1,135	4.33%	12/2021 (5)	7 years	-	1,171
Total fixed rate debt	23,463					23,603

Variable rate debt
Wells Fargo	25,937	4.88% (2)	11/2022 (6)	30 years	3	26,048
KeyBank credit facility (3)	86,845	5.49% (4)	04/2020 (7)	Interest only	9	89,487
Total variable rate debt	112,782				14	115,535

Total long-term debt	$136,245					$139,138
Less: Deferred financing costs	(2,118)					(2,208)
Total long-term debt, net of deferred financing costs	134,127					136,930
Less: Long-term debt related to hotel properties held for sale, net of deferred financing costs of $0 and $18	-					(1,120)
Long-term debt related to hotel properties held for use, net of deferred financing costs of $2,118 and $2,190	$134,127					$135,810

(1) Both loans are collateralized by Aloft Leawood.

(2) Variable rate of 30-day LIBOR plus 2.39%,  effectively fixed at 4.44% after giving effect to interest rate swap (see Note 8).

(3) $150,000 credit facility that includes an accordion feature that would allow the credit facility to be increased to $400,000 with additional lender commitments. Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility.  Total unused availability under this credit facility was $10,164 at March 31, 2019.  The commitment fee on unused facility is 0.20%.

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

(7) The maturity of the credit facility was extended to October 1, 2020 on May 3, 2019, subsequent to quarter end.  Two extension options, extending the maturity of the credit facility to March 1, 2021 and March 1, 2022, are available subject to certain conditions including the completion of specific capital achievements.

Debt is classified as held for sale if the properties collateralizing it are held for sale. Debt associated with assets held for sale is classified in the table below based on its contractual maturity although the balances are expected to be repaid within one year upon the sale of the related hotel properties. Aggregate annual principal payments on debt for the remainder of 2019 and thereafter are as follows:

Total
Remainder of 2019	$885
2020	88,076
2021	14,344
2022	24,886
2023	214
Thereafter	7,840
Total	$136,245

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

As of March 31, 2019, we are not in default of any of our loans.

As a result of ongoing renovations at the Aloft Leawood property, the Company did not satisfy the required pre-dividend debt service coverage ratio on that property-specific debt at March 31, 2019.  On March 8, 2019, Great Western Bank waived the required debt service coverage ratio for the Leawood Aloft for March 31, 2019 and modified the required ratio for subsequent periods.

NOTE 7.  CONVERTIBLE DEBT AT FAIR VALUE

As part of an Exchange Agreement entered into on March 16, 2016 with Real Estate Strategies, L.P. (“RES”, which also includes affiliated entities), the Company issued to RES a Convertible Promissory Note (the “Note”), bearing interest at 6.25% per annum, in the principal amount of $1,012.    The Note is convertible directly into 97,269 shares of common stock at any time at the option of RES or automatically when the Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”) is required to be converted or is redeemed in whole (see Note 10).  The Note is not convertible to the extent that a conversion would cause RES, together with its affiliates, to beneficially own more than 49% of the voting stock of the Company at the time of the conversion.  Any conversion reduces the principal amount of the Note proportionally.

The Company has made an irrevocable election to record this convertible debt in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of this Note. As such, gains and losses on the Note are included in net gain on derivatives and convertible debt within net

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

earnings each reporting period. Gains (losses) related to this Note were recognized totaling ($48) and $20 during the three months ended March 31, 2019 and 2018, respectively.  The fair value of the Note is determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options. The fair value of the Note on the date of issuance was determined to be equal to its principal amount. Interest expense related to this Note is recorded separately from other changes in its fair value within interest expense each period.

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of March 31, 2019:

	Fair value as of March 31, 2019	Unpaid principal balance as of March 31, 2019	Fair value carrying amount over/(under) unpaid principal
6.25% Convertible Debt	$1,048	$1,012	$36

NOTE 8. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At March 31, 2019, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired properties in 2018 (see Note  3),  in the valuation of the stock-based compensation grants (see Note 12), and in the assessment of impaired and potentially impaired hotels during the three months ended March 31, 2019 and 2018.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on expectations of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at March 31, 2019 and/or December 31, 2018 are as follows:

Associated debt	Type	Terms	Effective Date	Maturity Date	Notional amount at March 31, 2019	Notional amount at December 31, 2018
Wells Fargo	Swap	Swaps 30-day LIBOR for fixed rate of 2.053%	11/2017	11/2022	$25,937 (1)	$26,048 (1)
Credit facility	Cap	Caps 30-day LIBOR at 2.50%	03/2017	03/2019	Not applicable	$50,000

(1)	Notional amount amortizes consistently with the principal amortization of the associated loan.

Additionally, included in the Series E Preferred Stock issued on March 1, 2017 is a redemption right that allows the Company to redeem up to a total of 490,250 shares of Series E Preferred Stock for specific percentages of its liquidation preference (see Note 10).  This option requires bifurcation and as such is treated as a separate derivative instrument.

All derivatives recognized by the Company are reported as derivative assets on the consolidated balance sheets and are adjusted to their fair value at each reporting date. All gains and losses on derivative instruments are included in net gain on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the consolidated statements of operations. Net gains

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

(losses) of ($189) and $427 for the three months ended March 31, 2019 and 2018, respectively,  were recognized related to derivative instruments.

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial assets and (liabilities) carried at fair value and measured on a recurring basis:

	Fair value at
	March 31, 2019	Level 1	Level 2	Level 3
Interest rate derivatives	$92	$-	$92	$-
Series E Preferred embedded redemption option	356	-	-	356
Convertible debt	(1,048)	-	-	(1,048)
Total	$(600)	$-	$92	$(692)

	Fair value at
	December 31, 2018	Level 1	Level 2	Level 3
Interest rate derivatives	$350	$-	$350	$-
Series E Preferred embedded redemption option	289	-	-	289
Convertible debt	(1,000)	-	-	(1,000)
Total	$(361)	$-	$350	$(711)

There were no transfers between levels during the three months ended March 31, 2019 or 2018.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the consolidated statements of operations during the periods:

	Three months ended March 31,
	2019			2018
	Series E Preferred embedded redemption option	Convertible debt	Total	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$289	$(1,000)	$(711)	$314	$(1,069)	$(755)
Net gains (losses) recognized in earnings	67	(48)	19	(34)	20	(14)
Fair value, end of period	$356	$(1,048)	$(692)	$280	$(1,049)	$(769)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$67	$(48)	$19	$(34)	$20	$(14)

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Carrying value as of		Estimated fair value as of
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Held for use	$134,127	$135,810	$133,491	$134,773
Held for sale	-	1,120	-	1,120
Total	$134,127	$136,930	$133,491	$135,893

Impaired Hotel Properties

In the performance of impairment analysis for both held for sale and held for use properties, fair value is determined with the assistance of independent real estate brokers and through the use of operating results and revenue multiples based on the Company’s experience with hotel sales as well as available industry information.  For held for sale properties, estimated selling costs are based on our experience with similar asset sales.  These are considered Level 3 measurements. The amount of impairment and recovery of previously recorded impairment recognized in the three months ended March 31, 2018 is shown in the table below:

	Three months ended March 31, 2018
	Number of hotels	Impairment recovery
Sold hotels:
Impairment recovery	1	$93

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

There were no sales of common stock under the ATM program during the three months ended March 31, 2019.  During the three months ended March 31, 2018, we sold 12,334 shares of common stock under the ATM program at an average sales price of $10.40 per share for gross proceeds totaling $128 and net proceeds totaling $103.    Since the inception of the ATM program, we have sold 197,478 shares of common stock at an average sales price of $10.18 per share for gross proceeds totaling $2,011 and net proceeds totaling $1,879.

NOTE 10.  PREFERRED STOCK

Series E Redeemable Convertible Preferred Stock

The Company has 925,000 shares outstanding of Series E Preferred Stock.

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

Our ownership interest in the operating partnership was 99.5% as of March 31, 2019 and December 31, 2018.  At March 31, 2019 and December 31, 2018,  3,021,439 and 3,281,124 common units owned by minority interest holders were outstanding, all of which were held by limited partners.  The total redemption value for the common units was $523 and $435 at March 31, 2019 and December 31, 2018, respectively.

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

During the three months ended March 31, 2019, 259,685 common units were redeemed for cash totaling $42.  No common units were redeemed during the three months ended March 31, 2018.

NOTE 12.  STOCK-BASED COMPENSATION

The Company currently has in place the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 761,538 following an amendment to the plan to increase the number of available shares by 300,000 that was approved by shareholders on May 17, 2018 at the annual meeting of

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

shareholders.  As of March 31, 2019, there were 562,515 common shares available for issuance under the 2016 Stock Plan.

Equity-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the requisite service period. Stock-based compensation awards that contain a performance condition are reviewed at least quarterly to assess the achievement of the performance condition. Compensation expense will be adjusted when a change in the assessment of achievement of the specific performance condition level is determined to be probable. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of our stock, expected dividend yield, expected term, and assumptions of whether these awards will achieve performance thresholds. We believe that the assumptions and estimates utilized are appropriate based on the information available to management at the point of measurement. Compensation cost is recognized as additional paid-in capital for awards of the Company’s common stock.  The Company has elected to account for forfeitures of stock-based compensation as they occur.

Service Condition Share Awards

From time to time, the Company awards restricted shares of common stock to employees, officers, and members of the Board of Directors under the 2016 Stock Plan.  These shares generally vest ratably over five years for employees and officers and three years for members of the Board of Directors based on continued service or employment.  Dividends paid on these restricted shares during the vesting period are not forfeited in the event that the shares fail to vest. The following table presents a summary of the service condition unvested share activity for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019		2018
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Unvested at December 31	76,500	$10.48	95,832	$10.54
Granted	18,443	$8.24	20,361	$10.27
Vested	(8,559)	$10.46	(17,612)	$10.60
Forfeited	-	$-	(1,335)	$9.92
Unvested at March 31	86,384	$10.00	97,246	$10.48

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

The fair value of the performance based share awards is based on the closing price of the Company’s common stock on the grant date, discounted for estimated common stock dividends to be declared prior to the shares being issued.  The grant date occurs on an annual basis when budgeted FFO is approved by the Board of Directors.  During the first quarter of 2019, 13,778 shares with a grant date fair value totaling $122 were awarded to the executive based on 2018 FFO.  Simultaneously,  2,550 fully vested shares were issued to the executive with a fair value of $22 as a discretionary grant.  During the first quarter of 2018,  21,133 shares with a grant date fair value totaling $212 were awarded to the executive based on 2017 FFO.  The total grant date fair value of the 2019 portion of this performance based share award, assuming that 100% of budgeted FFO is achieved, was $147.

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

A total of 4,409 and 2,922 shares were issued during the three months ended March 31, 2019 and 2018, respectively, to independent directors under the 2016 Stock Plan with respect to these fees.

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation, including LTIP units, related to employees and directors for the three months ended March 31, 2019 and 2018 was $336 and $402, respectively,  all of which is included in general and administrative expense. Total unrecognized compensation cost related to all awards at March 31, 2019 was $1,157, which is expected to be recognized over a weighted-average remaining service period of 3.1 years.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 13.  INCOME TAXES

During the three months ended March 31, 2019 and 2018, income tax expense totaling $186 and $129, respectively, was recognized primarily related to income earned by the TRS.  Management believes the combined federal and state effective income tax rate for the TRS will be approximately 26%.

After consideration of limitations related to a change in control as defined under Code Section 382, the TRS’s net operating loss carryforward at March 31, 2019 as determined for federal income tax purposes was $4,830. The availability of the loss carryforwards will expire from 2027 through 2034, with an indefinite carryforward for losses arising after December 31, 2017.

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

	Three months ended March 31,
	2019	2018
Numerator: Basic
Net earnings (loss) attributable to common shareholders	$(129)	$642
Less: Allocation to participating securities	(17)	(19)
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$(146)	$623

Numerator: Diluted
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$(146)	$623

Denominator
Weighted average number of common shares - Basic	11,817,677	11,745,665
Unvested stock	-	17,141
Weighted average number of common shares - Diluted	11,817,677	11,762,806

Earnings per Share
Basic Earnings (Loss) per Share	$(0.01)	$0.05
Diluted Earnings (Loss) per Share	$(0.01)	$0.05

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Three months ended March 31,
	2019	2018
Unvested restricted stock	82,168	99,663
Warrants - Employees (2)	-	44,837
Series E Preferred Stock	668,111	668,111
Convertible debt	97,269	97,269
Operating partnership common units (1)	61,767	89,614
Total potentially dilutive securities excluded from the denominator	909,315	999,494

(1)

Common units of the operating partnership have been omitted from the denominator for the purpose of computing diluted EPS since the effect of including these amounts in the numerator and denominator would have no impact on calculated EPS.

(2)	Amounts above are weighted average amounts outstanding for the periods presented. These instruments were no longer outstanding at March 31, 2019.

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

Each of the management companies employed by the TRS at March 31, 2019 receives a base monthly management fee of 3.0% to 3.5% of hotel revenue, with incentives for performance, which increase such fee to a maximum of 5.0% of hotel revenue.  Base management fees totaled $474 and $495,  respectively, for the three months ended March 31, 2019 and 2018,  all of which was included as hotel and property operations expense. Incentive management fees totaled $44 and $65, respectively, for the three months ended March 31, 2019 and 2018.

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

Franchise Agreements

As of March 31, 2019,  all of our properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue. The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term. Franchise fee expense totaled $1,227 and $1,222 for the three months ended March 31, 2019 and 2018, respectively, and all of which was included as hotel and property operations expense.

The franchisor of two of our hotels advised us in February 2019 that both of the hotels have dropped below the required level for guest satisfaction surveys, and that if the hotels do not achieve compliance, it reserves the right to elect to terminate the relevant franchise agreement.  The Company is actively addressing the matter relating to the surveys and has plans in place which it believes will resolve these issues.

Leases

The Company has no land lease agreements in place related to properties owned at March 31, 2019.

The Company entered into three new office lease agreements in 2016, replacing all existing office lease agreements. These leases expire in 2019 through 2021 and have combined rent expense of approximately $154 annually. Office lease expense totaled $39 in both the three months ended March 31, 2019 and 2018,  and is included in general and

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

administrative expense.  The Company also has in place operating leases for miscellaneous equipment at its hotel properties.

The maturity of the lease liabilities for the Company’s operating leases is as follows:

Remainder of 2019	$102
2020	91
2021	81
2022	20
2023	4
Thereafter	30
Total lease payments	$328
Less: Imputed interest	(32)
Present value of lease liabilities	$296

As of December 31, 2018, prior to adoption of ASC 842, the future minimum lease payments applicable to non-cancellable operating leases were as follows:

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 and our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Background

Condor Hospitality Trust, Inc. (“Condor” or the “Company”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of March 31, 2019, the Company owned 15 hotels, representing 1,908 rooms, in eight states, including one hotel owned through an 80% interest in an unconsolidated joint venture (“Atlanta JV”).

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (the “operating partnership”), for which we serve as general partner. As of March 31, 2019, we owned approximately 99.5% of the common operating units (“common units”) in the operating partnership.  In the future, the operating partnership may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

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

Overview

Financial Highlights

Revenue in the three months ended March 31, 2019 totaled $15.9 million, a decrease of 4.7% from the comparable period in 2018.  Between these quarters, same-store Revenue per Available Room (“RevPAR”) increased by 3.9%.  In the same periods, net earnings (loss) attributable to common shareholders decreased to ($0.1 million), or ($0.01) per diluted share, compared to $0.6 million, $0.05 per diluted share, in the prior year.  Adjusted Funds from Operations (“AFFO”) was $3.5 million, or $0.29 per diluted share, a 0.4% decrease from $3.5 million, also $0.29 per diluted share, in prior year, and hotel Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) increased to $7.5 million from $7.4 million, an increase of 2.0%.

Portfolio Activity

The Company’s investment strategy is to assemble a portfolio of premium-branded, select-service hotels in the top 100 Metropolitan Statistical Areas (“MSAs”) with a particular focus on MSAs ranked between 20 to 60. Since restarting its portfolio transformation in 2015, the Company has acquired 14 high-quality select-service hotels representing 1,808 rooms in its target markets for a total purchase price of $276.6 million. Additionally, during this time, the Company has sold 55 legacy assets for a total gross sales price of $169.9 million.

During the first quarter of 2019, the Company sold the Quality Inn in Solomons, MD for $4.3 million.  Net proceeds from the sale were applied to outstanding debt on the Company’s $150.0 million secured credit facility.

Balance Sheet Activity

As of March 31, 2019, the Company had cash and cash equivalents (including restricted cash) of $10.2 million and available revolver borrowing capacity of $10.2 million.  As of March 31, 2019, the Company had total outstanding long-term debt of $136.2 million, all of which was associated with assets held for use, with a weighted average maturity of 1.9 years and a weighted average interest rate of 5.19%.

Dividends

On March 4, 2019, the Board of Directors declared a quarterly cash common stock dividend of $0.195 per share for the first quarter of 2019.  The common stock dividend represented an annualized yield of approximately 9.5% based on the closing price of the Company’s common shares on March 4, 2019.  The first quarter dividend was paid on April 2, 2019 to shareholders of record as of March 15, 2019.

Hotel Property Portfolio and Activity

Hotel Property Portfolio

The following table sets forth certain information with respect to the hotels owned by us as of March 31, 2019:

Hotel Name	City	State	Rooms	Acquisition Date	Purchase Price (in thousands)
Hilton Garden Inn	Dowell/Solomons	MD	100	05/25/2012	$11,500
SpringHill Suites	San Antonio	TX	116	10/01/2015	$17,500
Courtyard by Marriott	Jacksonville	FL	120	10/02/2015	$14,000
Hotel Indigo	College Park	GA	142	10/02/2015	$11,000
Aloft (1)	Atlanta	GA	254	08/22/2016	$43,550
Aloft	Leawood	KS	156	12/14/2016	$22,500
Home2 Suites	Lexington	KY	103	03/24/2017	$16,500
Home2 Suites	Round Rock	TX	91	03/24/2017	$16,750
Home2 Suites	Tallahassee	FL	132	03/24/2017	$21,500
Home2 Suites	Southaven	MS	105	04/14/2017	$19,000
Hampton Inn & Suites	Lake Mary	FL	130	06/19/2017	$19,250
Fairfield Inn & Suites	El Paso	TX	124	08/31/2017	$16,400
Residence Inn	Austin	TX	120	08/31/2017	$22,400
TownePlace Suites	Austin	TX	122	01/18/2018	$19,750
Home2 Suites	Summerville	SC	93	02/21/2018	$16,325

	Totals		1,908		$287,925

(1)	This property is owned through an 80% interest in our unconsolidated Atlanta JV.

All of our properties are encumbered by either our $150.0 million secured revolving credit facility (the “credit facility”) or by mortgage debt at March 31, 2019.

Dispositions

Consistent with our strategic repositioning, the following hotel sales were executed in the three months ended March 31, 2019:

Date of sale	Location	Brand	Condor lender	Number of rooms	Gross proceeds (in thousands)
03/22/2019	Solomons, MD	Quality Inn	Credit facility	59	$4,320
			Total	59	$4,320

The net proceeds, after the payment of related expenses, from this disposition totaled $4.2 million.  All net proceeds were used to repay borrowings under the credit facility.

Based on the criteria discussed in the footnotes to the consolidated financial statements, at December 31, 2018, the Company had one hotel held for sale.  As of March 31, 2019, subsequent to the sale of the Solomons Quality Inn, the Company had no hotels classified as held for sale.

Operating Performance Metrics

The following tables present our same-store occupancy,  average daily rate (“ADR”), and RevPAR for all our hotels owned at March 31, 2019.  Same-store occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented.  Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited or reviewed by our independent auditors.  The performance metrics for the hotel acquired through our Atlanta JV, also presented below, reflect 100% of the operating results of the property, including our interest and the interest of our partner.

	Three months ended March 31,
	2019			2018
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly owned new investment platform properties	79.77%	$125.88	$100.42	80.41%	$123.57	$99.36
Atlanta Aloft JV	80.16%	$180.60	$144.77	79.49%	$152.80	$121.46
Total Same-Store Portfolio	79.82%	$133.20	$106.32	80.29%	$127.42	$102.30

Total same-store RevPAR increased by 3.9% in the first quarter of 2019, driven by an increase in ADR of 4.5% which was partially offset by a decrease in occupancy of 0.6%.

The largest RevPAR increases relates to the Tallahassee Home2 Suites (increase of 15.6%), the Southaven Home2 Suites (increase of 9.9%), the El Paso Fairfield Inn (increase of 16.7%), and the Atlanta Aloft (JV) (increase of 19.2%).  These increases were partially offset by a decrease in RevPAR of 21.7% at the Austin TownePlace Suites.  At the Tallahassee Home2 Suites, the increase in RevPAR, which was driven by a 12.7% increase in occupancy, was primarily due to extended stay Federal Emergency Management Agency (“FEMA”) business following the hurricanes that struck Florida in 2018.  At the Southaven Home2 Suites, the increase, also driven by a 9.2% increase in occupancy, was due to an uptick in corporate transient business following strong sales efforts.  At the El Paso Fairfield Inn, the increase in RevPAR was driven by both increases in occupancy (11.3%) and ADR (4.8%) resulting from increased business in the market due to border and immigration issues and increased activity at Fort Bliss.  The performance of the Atlanta Aloft, which was almost entirely due to an increase in ADR of 18.2%, resulted from the 2019 Super Bowl in the market.  At the Austin TownePlace Suite, the decrease in RevPAR was due to both decreased occupancy (17.5%) and ADR (5.0%) and was attributable to the loss of FEMA business in the market in 2018 following the 2017 hurricanes that hit Texas.

Results of Operations

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018 (in thousands)

	Three months ended March 31,
	2019	2018	Variance
Revenue	$15,903	$16,679	$(776)
Hotel and property operations expense	(9,793)	(10,414)	621
Depreciation and amortization expense	(2,362)	(2,259)	(103)
General and administrative expense	(1,663)	(1,869)	206
Acquisition and terminated transactions expense	(7)	(19)	12
Net gain (loss) on disposition of assets	39	(24)	63
Equity in earnings of joint venture	513	229	284
Net gain (loss) on derivatives and convertible debt	(237)	447	(684)
Other expense, net	(29)	(14)	(15)
Interest expense	(2,163)	(1,928)	(235)
Impairment recovery, net	-	93	(93)
Income tax expense	(186)	(129)	(57)
Net earnings	$15	$792	$(777)

Revenue

Revenue between the periods decreased by a total of $776, or 4.7%.  Revenue from properties acquired during the first quarter of 2018 increased by $382 during the three months ended March 31, 2019, while revenue decreased between the periods by $1,597 as a result of decreased revenue from held for sale and sold properties.  Revenue related to new investment platform properties owned throughout both periods decreased in total by $439 as a result of the changes in RevPAR discussed above.

Operating Expenses and Interest Expense

Hotel and property operations expense also decreased between the periods by $621.  Hotel and property operations expenses increased by $381 as a result of increased expenses from properties acquired during the first quarter of 2018 which were offset by decreased expenses from held for sale and sold properties of $1,236 between the periods.

In total, hotel and property operations expenses decreased as a percentage of total revenue to 61.6% from 62.4% for the three months ended March 31, 2019 and 2018, respectively.

Depreciation expense increased by $103 between the periods as a result of an increase in the carrying value of the Company’s held for use hotel property portfolio between the periods, largely due to the two hotel acquisitions completed in the first quarter of 2018.  Interest expense also increased by $235 between the periods as a result of increased debt balances largely due to an increase in the weighted average interest rate on total debt outstanding due to changing market conditions (from 4.36% at March 31, 2018 to 5.19% at March 31, 2019).

General and administrative expense decreased by $206 between the periods largely as a result of decreased professional fees as a result of decreased transactional activity.

Net Gain (Loss) on Disposition of Assets and Impairment Recovery, net

During the three months ended March 31, 2019, the Company sold one hotel and two hotels, respectively, resulting in total gains of $62 and $37,  respectively.  The net gains (losses) appearing in the financial statements also include net losses on disposals due to repairs, replacements, and other renovations.    One of the properties sold in the first quarter of 2018 had been previously impaired and a recovery of impairment of $93 was recognized upon the sale.

Equity in Earnings of Joint Venture

The increase in equity in earnings of joint venture was due to the significantly increased operating performance of the Atlanta Aloft hotel in the first quarter of 2019, which, as previously discussed, was largely due to the 2019 Super Bowl being held in the market.

Net Gain (Loss) on Derivatives and Convertible Debt

The change in net gain (loss) on derivatives and convertible debt was driven by changes in value of the Company’s interest rate swap on its Wells Fargo debt which is adjusted to fair market value each period.  Due to differences in the interest rate environment, during the first quarter of 2018, the Company recognized an unrealized gain of $455 on this instrument while in the first quarter of 2019, an unrealized loss of $255 was recognized.

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

The following table reconciles net earnings to FFO and AFFO for the three months ended March 31, 2019 and 2018 (in thousands). All amounts presented include our portion of the results of our unconsolidated Atlanta JV.

	Three months ended March 31,
Reconciliation of Net earnings to FFO and AFFO	2019	2018
Net earnings	$15	$792
Depreciation and amortization expense	2,362	2,259
Depreciation and amortization expense from JV	297	285
Net (gain) loss on disposition of assets	(39)	24
Net loss on disposition of assets from JV	-	7
Impairment recovery, net	-	(93)
FFO	2,635	3,274
Dividends declared on preferred stock	(145)	(144)
FFO attributable to common shares and common units	2,490	3,130
Net loss (gain) on derivatives and convertible debt	237	(447)
Net loss on derivative from JV	1	-
Acquisition and terminated transactions expense	7	19
Stock-based compensation expense	336	402
Amortization of deferred financing fees	373	353
Amortization of deferred financing fees from JV	45	45
AFFO attributable to common shares and common units	$3,489	$3,502

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

The following table reconciles net earnings to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA for the three months ended March 31, 2019 and 2018 (in thousands). All amounts presented our portion of the results of our unconsolidated Atlanta JV.

	Three months ended March 31,
Reconciliation of Net earnings to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA	2019	2018
Net earnings	$15	$792
Interest expense	2,163	1,928
Interest expense from JV	547	492
Income tax expense	186	129
Depreciation and amortization expense	2,362	2,259
Depreciation and amortization expense from JV	297	285
EBITDA	5,570	5,885
Net (gain) loss on disposition of assets	(39)	24
Net loss on disposition of assets from JV	-	7
Impairment recovery, net	-	(93)
EBITDAre	5,531	5,823
Net loss (gain) on derivatives and convertible debt	237	(447)
Net loss on derivative from JV	1	-
Stock-based compensation expense	336	402
Acquisition and terminated transactions expense	7	19
Adjusted EBITDAre	6,112	5,797
General and administrative expense, excluding stock compensation expense	1,327	1,467
Other expense, net	29	14
Unallocated hotel and property operations expense	45	89
Hotel EBITDA	$7,513	$7,367

Revenue	$15,903	$16,679
JV revenue	3,100	2,618
Condor and JV revenue	$19,003	$19,297
Hotel EBITDA as a percentage of revenue	39.5%	38.2%

Liquidity, Capital Resources, and Equity Transactions

Liquidity Requirements

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our credit facility, and the release of restricted cash upon the satisfaction of usage requirements.  At March 31, 2019, the Company had $4.6 million of cash and cash equivalents and $5.6 million of restricted cash on hand and $10.2 million of unused availability under its credit facility.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code and as required in connection with our 6.25% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”). Subsequent to an amendment to the credit facility dated May 3, 2019 which extends its maturity to October 1, 2020, and prior to the consideration of any asset sales or our ability to refinance debt subsequent to March 31, 2019, contractual principal payments on our debt outstanding, which include only normal amortization, total $0.9 million through June 30, 2020.  Prior to its current October 1, 2020 maturity, the Company anticipates refinancing the credit facility with its existing lenders or other lenders.  We believe we will be able to refinance this debt on similar terms, however, we cannot guarantee we will be successful in our efforts to refinance or repay our maturing debt.  We also presently expect to invest approximately $2.5 million to $3.5 million in capital expenditures related to hotel properties we currently own through June 30, 2020.

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

Sources and Uses of Cash

Cash provided by Operating Activities.  Our cash provided by operations was $3.1 million and $2.9 million for the three months ended March 31, 2019 and 2018, respectively.  The increase in operating cash flows was the net result of a decrease in net income, after adjustments for non-cash items, of $0.2 million, offset by differences in the changes in operating assets and liabilities between the periods that increased cash by $0.4 million, none of which were individually significant.

Cash provided by (used in) Investing Activities.  Our cash flows related to investing activities were $3.6 million and ($28.0 million) for the three months ended March 31, 2019 and 2018, respectively.  The increase in these cash flows in 2019 was driven by decreased cash spent on hotel acquisitions of $35.6 million, partially offset by a decrease in net proceeds from the sale of hotels of $3.7 million between the periods.

Cash provided by (used in) Financing Activities.  Our cash flows provided by (used in) financing activities were ($5.6 million) and $24.4 million for the three months ended March 31, 2019 and 2018, respectively.  This decrease was primarily the result of decreased net cash inflows from debt activities of $30.1 million, resulting primarily from the lack of property acquisitions during the first quarter of 2019.

Outstanding Indebtedness

Significant Debt Transactions

Subsequent to December 31, 2018,  net proceeds from the Company’s hotel sale were used to pay down a total of $4.2 million on the credit facility and an additional $1.5 million was drawn under the facility for corporate purposes.  Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility.  As of March 31, 2019, the collateral pool consisted of nine hotel properties and total available borrowing capacity under the credit facility was $10.2 million.  At March 31, 2019, $86.8 million was outstanding under the credit facility.

On March 8, 2019, the credit facility was amended to extend its maturity from March 1, 2020 to April 1, 2020.  Subsequent to quarter end, on May 3, 2019, the maturity of the credit facility was further extended to October 1, 2020.  Two extension options, extending the maturity of the credit facility to March 1, 2021 and March 1, 2022, remain available subject to certain conditions including the completion of specific capital achievements.

Outstanding Debt

At March 31, 2019, we had long-term debt of $136.2 million, all of which was associated with assets held for use, with a weighted average term to maturity of 1.9 years and a weighted average interest rate of 5.19%.  Of this total, at March 31, 2019, $23.5 million was fixed rate debt with a weighted average term to maturity of 1.8 years and a weighted average interest rate of 4.41% and $112.8 million was variable rate debt with a weighted average term to maturity of 2.6 years and a weighted average interest rate of 5.35%. At December 31, 2018, we had long-term debt of $138.0 million associated with assets held for use with a weighted average term to maturity of 2.1 years and a weighted average interest rate of 5.15%.  Of this total, at December 31, 2018, $23.6 million was fixed rate debt with a weighted average term to maturity of 1.9 years and a weighted average interest rate of 4.41% and $114.4 million was variable rate debt with a weighted average term to maturity of 2.9 years and a weighted average interest rate of 5.30%.

Debt is classified as held for sale if the properties collateralizing it are held for sale. Debt associated with assets held for sale is classified in the table below based on its contractual maturity although the balances are expected to be repaid within one year upon the sale of the related hotel properties. Aggregate annual principal payments on debt for the remainder of 2019 and thereafter are as follows (in thousands):

Total
Remainder of 2019	$885
2020	88,076
2021	14,344
2022	24,886
2023	214
Thereafter	7,840
Total	$136,245

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

As of March 31, 2019, we are not in default of any of our loans.

As a result of ongoing renovations at the Aloft Leawood property, the Company did not satisfy the required pre-dividend debt service coverage ratio on that property-specific debt at March 31, 2019.  On March 8, 2019, Great Western Bank waived the required debt service coverage ratio for the Leawood Aloft for March 31, 2019 and modified the required ratio for subsequent periods.

Contractual Obligations

Below is a summary of our contractual obligations as of March 31, 2019 and the effect such obligations are expected to have on our future liquidity and cash flows (in thousands):

		Payments due by period
Contractual obligations	Total	Remainder of 2019	2020-2021	2022-2023	2024 and After
Long-term debt including interest (1)	$149,714	$7,311	$107,470	$26,854	8,079
Office leases	211	82	129	-	-
Equipment leases	117	20	43	24	30
Total contractual obligations	$150,042	$7,413	$107,642	$26,878	$8,109

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at March 31, 2019.

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

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments.  All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Standards

See Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated interim financial statements for additional information relating to recently adopted and recently issued accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At March 31, 2019, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt and the embedded redemption right in the Series E Preferred Stock that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.  From time to time, we may enter into interest rate swap agreements or other interest rate hedging agreements.  At March 31, 2019, we have an interest rate swap in place which effectively locks the variable interest rate on our Wells Fargo debt (March 31, 2019 balance of $25.9 million) at 4.44%.  We do not intend to enter into derivative or interest rate transactions for speculative purposes.

The table below provides information about financial instruments that are sensitive to changes in interest rates.  The table presents scheduled maturities, including the amortization of principal and related weighted-average interest rates for the debt maturing in each specified period (dollars in thousands).  For the purposes of this presentation, the Wells Fargo debt is considered fixed rate debt as the variable interest rate is effectively locked with the previously discussed interest rate swap.

	2019	2020	2021	2022	2023	Thereafter	Total
Fixed rate debt	$885	$1,231	$14,344	$24,886	$214	$7,840	$49,400
Average fixed interest rate	4.40%	4.40%	4.34%	4.44%	4.54%	4.54%	4.43%
Variable rate debt	$-	$86,845	$-	$-	$-	$-	$86,845
Average variable interest rate	-%	5%	-%	-%	-%	-%	5.49%
Total debt	$885	$88,076	$14,344	$24,886	$214	$7,840	$136,245
Total average interest rate	4.40%	5.48%	5.15%	4.34%	4.44%	%	5.10%

At March 31, 2019, approximately 36.3% of our outstanding debt, excluding debt related to hotel properties held for sale, is subject to fixed interest rates or effectively locked with an interest rate swap, while 63.7% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at March 31, 2019 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties held for use would decrease by approximately $0.9 million per year.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (a) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures and (b) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

On May 3, 2019, the Company entered into a Fourth Amendment to Credit Agreement among the operating partnership, as borrower, the Company and the subsidiary guarantors party thereto, as guarantors, KeyBank National Association and the other lenders party thereto, as lenders, and KeyBank National Association, as administrative agent (the “Fourth Amendment”).  The Fourth Amendment amends the Credit Agreement dated as of March 1, 2017, as amended by the First Amendment dated as of May 11, 2017, Second Amendment dated as of December 13, 2017 and Third Amendment dated as of March 8, 2019 (collectively, the “Credit Agreement”).  The Credit Agreement is described in the Company’s Current Reports on Form 8-K dated March 1, 2017, May 11, 2017, December 13, 2017 and March 5, 2019 and is incorporated herein by reference.

The Fourth Amendment, among other things, extends the maturity date of the credit facility provided under the Credit Agreement to October 1, 2020.

Some of the lenders in the Credit Agreement and / or their affiliates have other business relationships with the Company involving the provision of financial and bank-related services, including cash management and treasury services, and have participated in the Company’s prior debt financings and sales of securities.

ITEM 6.  EXHIBITS

10
10.1

Third Amendment to Credit Agreement dated as of March 8, 2019 among Condor Hospitality Limited Partnership, as Borrower, the Company and the other subsidiary guarantors party thereto, as Guarantors, Keybank National Association and the other lenders party thereto, as Lenders, and Keybank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated March 5, 2019 (001-34087)).

10.2

First Amendment to Loan Agreement dated as of March 8, 2019 among CDOR KCI Loft, LLC and TRS KCI Loft, LLC, as Borrowers, and Great Western Bank, as Lender (incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K dated March 5, 2019 (001-34087))

10.3*

Fourth Amendment to Credit Agreement dated as of May 3, 2019 among Condor Hospitality Limited Partnership, as Borrower, the Company and the other subsidiary guarantors party thereto, as Guarantors, Keybank National Association and the other lenders party thereto, as Lenders, and Keybank National Association, as Administrative Agent.

31.1*	Section 302 Certificate of Chief Executive Office
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
May 3, 2019
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

/s/ Jonathan J. Gantt
Jonathan J. Gantt
Senior Vice President and Chief Financial Officer