Form 10-Q
period 2019-06-30
CONDOR HOSPITALITY TRUST, INC.
filed 2019-08-13
CIK 929545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
Commission file number: 001-34087
CONDOR HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)	52-1889548 (IRS Employer Identification Number)
4800 Montgomery Lane Ste. 220, Bethesda, MD 20814 (Address of principal executive offices) Telephone number: (402) 371-2520

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	CDOR	NYSE American

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

As of August 1, 2019 there were 11,915,484 shares of common stock, par value $.01 per share, outstanding.

Condor Hospitality Trust, Inc. and Subsidiaries

Table of Contents

PART I.  FINANCIAL INFORMATION

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share data)

	As of
	June 30, 2019	December 31, 2018

Assets
Investment in hotel properties, net	$226,692	$230,178
Investment in unconsolidated joint venture	5,693	5,866
Cash and cash equivalents	3,179	4,151
Restricted cash, property escrows	5,702	5,005
Accounts receivable, net	1,874	1,290
Prepaid expenses and other assets	3,940	2,227
Derivative assets, at fair value	398	639
Investment in hotel properties held for sale, net	-	4,092
Total Assets	$247,478	$253,448

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$7,335	$5,336
Dividends and distributions payable	2,479	2,330
Derivative liabilities, at fair value	372	-
Convertible debt, at fair value	1,072	1,000
Long-term debt, net of deferred financing costs	134,029	135,810
Long-term debt related to hotel properties held for sale, net of deferred financing costs	-	1,120
Total Liabilities	145,287	145,596

Equity
Shareholders' Equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series E, 925,000 shares authorized, $.01 par value, 925,000 shares outstanding, liquidation preference of $9,394 and $9,250	10,050	10,050
Common stock, $.01 par value, 200,000,000 shares authorized; 11,910,936 and 11,886,003 shares outstanding	119	119
Additional paid-in capital	232,405	231,805
Accumulated deficit	(141,154)	(134,970)
Total Shareholders' Equity	101,420	107,004
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $527 and $435	771	848
Total Equity	102,191	107,852

Total Liabilities and Equity	$247,478	$253,448

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue
Room rentals and other hotel services	$16,177	$17,834	$32,080	$34,513
Operating Expenses
Hotel and property operations	9,755	10,756	19,548	21,170
Depreciation and amortization	2,394	2,444	4,756	4,703
General and administrative	1,572	1,605	3,235	3,474
Acquisition and terminated transactions	7	71	14	90
Equity transaction and strategic alternatives	834	-	834	-
Total operating expenses	14,562	14,876	28,387	29,437
Operating income	1,615	2,958	3,693	5,076
Net gain (loss) on disposition of assets	(16)	1,895	23	1,871
Equity in earnings of joint venture	166	63	679	292
Net gain (loss) on derivatives and convertible debt	(456)	156	(693)	603
Other expense, net	(24)	(20)	(53)	(34)
Interest expense	(2,094)	(2,091)	(4,257)	(4,019)
Impairment recovery, net	-	-	-	93
Earnings (loss) before income taxes	(809)	2,961	(608)	3,882
Income tax expense	(461)	(54)	(647)	(183)
Net earnings (loss)	(1,270)	2,907	(1,255)	3,699
Loss (earnings) attributable to noncontrolling interest	6	(21)	7	(27)
Net earnings (loss) attributable to controlling interests	(1,264)	2,886	(1,248)	3,672
Dividends declared on preferred stock	(144)	(145)	(289)	(289)
Net earnings (loss) attributable to common shareholders	$(1,408)	$2,741	$(1,537)	$3,383

Earnings (Loss) per Share
Total - Basic Earnings (Loss) per Share	$(0.12)	$0.23	$(0.13)	$0.28
Total - Diluted Earnings (Loss) per Share	$(0.12)	$0.23	$(0.13)	$0.28

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Three months ended June 30, 2018
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at March 31, 2018	925	$10,050	11,873	$119	$231,071	$(132,164)	$109,076	$1,446	$110,522
Stock-based compensation	-	-	(7)	-	249	-	249	-	249
Issuance of common stock	-	-	16	-	154	-	154	-	154
Dividends and distributions declared
Common Stock ($0.195 per share)	-	-	-	-	-	(2,316)	(2,316)	-	(2,316)
Series E Preferred Stock	-	-	-	-	-	(145)	(145)	-	(145)
Common Units ($0.00375 per unit)	-	-	-	-	-	-	-	(18)	(18)
Net earnings	-	-	-	-	-	2,886	2,886	21	2,907
Balance at June 30, 2018	925	$10,050	11,882	$119	$231,474	$(131,739)	$109,904	$1,449	$111,353

	Three months ended June 30, 2019
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at March 31, 2019	925	$10,050	11,918	$119	$232,082	$(137,423)	$104,828	$788	$105,616
Stock-based compensation	-	-	(7)	-	323	-	323	-	323
Dividends and distributions declared
Common Stock ($0.195 per share)	-	-	-	-	-	(2,323)	(2,323)	-	(2,323)
Series E Preferred Stock	-	-	-	-	-	(144)	(144)	-	(144)
Common Units ($0.00375 per unit)	-	-	-	-	-	-	-	(11)	(11)
Redemption of common units	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,264)	(1,264)	(6)	(1,270)
Balance at June 30, 2019	925	$10,050	11,911	$119	$232,405	$(141,154)	$101,420	$771	$102,191

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Six months ended June 30, 2018
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2017	925	$10,050	11,834	$118	$230,727	$(130,489)	$110,406	$1,408	$111,814
Stock-based compensation	-	-	20	1	490	-	491	-	491
Issuance of common stock	-	-	28	-	257	-	257	-	257
Issuance of common units	-	-	-	-	-	-	-	50	50
Dividends and distributions declared
Common Stock ($0.39 per share)	-	-	-	-	-	(4,633)	(4,633)	-	(4,633)
Series E Preferred Stock	-	-	-	-	-	(289)	(289)	-	(289)
Common Units ($0.0075 per unit)	-	-	-	-	-	-	-	(36)	(36)
Net earnings	-	-	-	-	-	3,672	3,672	27	3,699
Balance at June 30, 2018	925	$10,050	11,882	$119	$231,474	$(131,739)	$109,904	$1,449	$111,353

	Six months ended June 30, 2019
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2018	925	$10,050	11,886	$119	$231,805	$(134,970)	$107,004	$848	$107,852
Stock-based compensation	-	-	25	-	594	-	594	-	594
Dividends and distributions declared
Common Stock ($0.39 per share)	-	-	-	-	-	(4,647)	(4,647)	-	(4,647)
Series E Preferred Stock	-	-	-	-	-	(289)	(289)	-	(289)
Common Units ($0.0075 per unit)	-	-	-	-	-	-	-	(22)	(22)
Redemption of common units	-	-	-	-	6	-	6	(48)	(42)
Net loss	-	-	-	-	-	(1,248)	(1,248)	(7)	(1,255)
Balance at June 30, 2019	925	$10,050	11,911	$119	$232,405	$(141,154)	$101,420	$771	$102,191

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited – In thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net earnings (loss)	$(1,255)	$3,699
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	4,756	4,703
Net gain on disposition of assets	(23)	(1,871)
Net (gain) loss on derivatives and convertible debt	693	(603)
Equity in earnings of joint venture	(679)	(292)
Distributions from cumulative earnings of joint venture	3	124
Amortization of deferred financing costs	695	717
Impairment recovery, net	-	(93)
Stock-based compensation expense	760	665
Provision for deferred taxes	619	169
Changes in operating assets and liabilities:
Increase in assets	(2,359)	(481)
Increase (decrease) in liabilities	1,160	(19)
Net cash provided by operating activities	4,370	6,718

Cash flows from investing activities:
Additions to hotel properties	(1,070)	(1,171)
Distributions in excess of cumulative earnings from joint venture	850	836
Hotel acquisitions	-	(35,623)
Net proceeds from sale of hotel assets	4,189	14,756
Net cash provided by (used in) investing activities	3,969	(21,202)

Cash flows from financing activities:
Deferred financing costs	(412)	(147)
Proceeds from long-term debt	1,500	35,318
Principal payments on long-term debt	(4,684)	(14,817)
Proceeds from common stock issuance	-	257
Redemption of common units	(42)	-
Tax withholdings on stock compensation	(166)	(175)
Cash dividends paid to common shareholders	(4,642)	(4,624)
Cash dividends paid to common unit holders	(23)	(35)
Cash dividends paid to preferred shareholders	(145)	(289)
Net cash provided by (used in) financing activities	(8,614)	15,488

Increase (decrease) in cash, cash equivalents, and restricted cash	(275)	1,004
Cash, cash equivalents, and restricted cash beginning of period	9,156	10,335
Cash, cash equivalents, and restricted cash end of period	$8,881	$11,339

Supplemental cash flow information:
Interest paid	$3,519	$3,215
Income taxes paid, net of refunds	$67	$22

Schedule of noncash investing and financing activities:
Fair value of operating partnership common units issued in acquisitions	$-	$50

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“Condor”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of June 30,  2019, the Company owned 15 hotels in eight states, including one hotel owned through an 80% interest in an unconsolidated joint venture (the “Atlanta JV”).    References to the “Company”, “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.

The Company, through its wholly owned subsidiary Condor Hospitality REIT Trust, owns a controlling interest in Condor Hospitality Limited Partnership (the “operating partnership”), for which we serve as general partner.  The operating partnership, including its various subsidiaries, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of all properties held by TRS Leasing, Inc.) and conducts all of its operations. At June 30, 2019, the Company owned 99.5% of the common operating units (“common units”) of the operating partnership with the remaining common units owned by other limited partners.

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

Hotel operating revenues can be disaggregated into the following categories to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Rooms	$15,464	$16,961	$30,615	$32,888
Food and beverages	396	411	755	786
Other	317	462	710	839
Total revenue	$16,177	$17,834	$32,080	$34,513

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

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consisted of the following at June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019	December 31, 2018
	Total	Held for sale	Held for use	Total
Land	$20,201	$2,304	$20,200	$22,504
Buildings, improvements, vehicle	206,931	4,462	206,821	211,283
Furniture and equipment	21,531	719	20,554	21,273
Initial franchise fees	1,784	25	1,784	1,809
Construction-in-progress	175	7	323	330
Right of use asset	251	-	-	-
Investment in hotel properties	250,873	7,517	249,682	257,199
Less accumulated depreciation	(24,181)	(3,425)	(19,504)	(22,929)
Investment in hotel properties, net	$226,692	$4,092	$230,178	$234,270

On January 1, 2019, the Company adopted ASU 842, Leases, and applied it prospectively. At adoption, the Company also elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification, and initial direct costs. Consequently on January 1, 2019, the Company recognized right-of-use assets and related liabilities related to its operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates, with a weighted average rate of 5.20% at June 30, 2019.  The right-of-use assets and liabilities are amortized to rent expense, included in either Hotel and

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

property operations expenses or General and administrative expenses depending on the nature of the lease, over the term of the underlying lease agreements.  The weighted average remaining life of the Company’s operating leases, including options to extend when it is reasonably certain the Company will exercise such options, was 3.8 years at June 30, 2019.

As of June 30, 2019, the Company's right-of-use assets, net of $251 are included in Investment in hotel properties, net and its related lease liabilities of $257 are presented in Accounts payable, accrued expenses, and other liabilities in the Company's consolidated balance sheets. The adoption of this standard had minimal impact on the Company's consolidated statements of operations.

NOTE 3.  ACQUISITION OF HOTEL PROPERTIES

During the six months ended June 30, 2018, the Company acquired two wholly owned hotel properties, each of which was acquired in the first quarter of 2018.  The allocation of the purchase price based on fair value was as follows:

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

Included in the consolidated statements of operations for the three and six months ended June 30, 2018 are total revenues of $2,161 and $3,574, respectively, and total operating income of $639 and $1,167, respectively, related to the results of operations for the two hotels acquired in 2018 since the date of acquisition.

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

Six months ended June 30, 2018
Total revenue	$35,156
Operating income	$5,309
Net earnings attributable to common shareholders	$3,482
Net earnings per share - Basic	$0.29

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Net earnings per share - Diluted	$0.29

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

The purchase was partially funded with a $33,750 term loan secured by the property.  The term loan, obtained from LoanCore Capital Credit REIT LLC, has an initial term of 24 months with three 12-month extension periods, which may be exercised at the Atlanta JV’s option subject to certain conditions and fees.  The first of these extension options was exercised by the Atlanta JV on September 9, 2018.  The interest rate is a floating rate calculated on the one-month LIBOR plus 5.0%, and as a condition at the time of the extension, the Atlanta JV purchased a LIBOR cap of 3.0%.  The term loan remains outstanding at June 30, 2019 and has a current interest rate of 7.44%.  The loan is non-recourse to the Atlanta JV, subject to specified exceptions.  The loan is also non-recourse to Condor, except for certain customary carve-outs which are guaranteed by the Company.

Under the Atlanta JV agreement, the Atlanta JV is managed by TWC in accordance with business plans and budgets approved by both partners.  Major decisions as detailed in the agreement also require joint approval.  Condor may remove TWC as manager of the Atlanta JV and appoint a new manager only upon the occurrence of certain events.  The Atlanta Aloft hotel is managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC.  The Atlanta JV paid to Boast total management fees of $96 and $93 for the three months ended June 30, 2019 and 2018, respectively, and $212 and $191 for the six months ended June 30, 2019 and 2018, respectively.

Net cash flow from the Atlanta JV is distributed each quarter first with a 10% annual preferred return on capital contributions to Condor, second with a 10% annual preferred return on capital contributions to TWC, and third with any remainder distributed to the partners based on their pro-rata equity ownership. Profits are allocated in the same proportion as net cash flow. Losses are allocated based on pro-rata equity ownership. Cash distributions totaling $653 and $600 in the three months ended June 30, 2019 and 2018, respectively, and $853 and $960 in the six months ended June 30, 2019 and 2018, respectively, were received by the Company from the Atlanta JV. The Atlanta JV agreement also includes buy-sell rights for both members (generally after three years of hotel ownership for Condor and after five years for TWC) and Condor has a purchase option for TWC’s Atlanta JV ownership interest exercisable between the third and fifth anniversary of the hotel closing.

The following table represents the total assets, liabilities, and equity, including the Company’s share, of the Atlanta JV as of June 30, 2019 and December 31, 2018:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	As of
	June 30, 2019	December 31, 2018
Investment in hotel properties, net	$46,271	$46,933
Cash and cash equivalents	533	913
Restricted cash, property escrows	880	366
Accounts receivable, prepaid expenses, and other assets	627	294
Total Assets	$48,311	$48,506

Accounts payable, accrued expenses, and other liabilities	$1,283	$1,375
Land option liability	6,190	6,190
Long-term debt, net of deferred financing costs	33,722	33,608
Total Liabilities	41,195	41,173
Condor equity	5,693	5,866
TWC equity	1,423	1,467
Total Equity	7,116	7,333
Total Liabilities and Equity	$48,311	$48,506

The table below provides the components of net earnings, including the Company’s share of the Atlanta JV, for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue
Room rentals and other hotel services	$3,184	$3,106	$7,058	$6,378
Operating Expenses
Hotel and property operations	1,900	2,008	4,077	4,013
Depreciation and amortization	374	364	745	721
Total operating expenses	2,274	2,372	4,822	4,734
Operating income	910	734	2,236	1,644
Net loss on disposition of assets	-	(8)	-	(17)
Net loss on derivative	-	-	(1)	-
Interest expense	(702)	(647)	(1,386)	(1,262)
Net earnings	$208	$79	$849	$365

Condor allocated earnings	$166	$63	$679	$292
TWC allocated earnings	42	16	170	73
Net earnings	$208	$79	$849	$365

NOTE 5.  DISPOSITIONS OF HOTEL PROPERTIES

As of June 30, 2019, the Company had no hotels classified as held for sale.  At December 31, 2018, the Company had one hotel held for sale.

During the three months ended June 30, 2019, the Company sold no hotels.  During the three months ended June 30, 2018, the Company sold one hotel resulting in a total gain of $1,947.    During the six months ended June 30, 2019 and 2018, the Company sold one hotel and three hotels, respectively, resulting in total gains of $62 and $1,984,  respectively.  One of the hotels sold during the first quarter of 2018 had been previously impaired and a recovery of impairment totaling $93 was recognized upon the sale.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 6.  LONG-TERM DEBT

Long-term debt related to wholly owned properties, including debt related to hotel properties held for sale, consisted of the following loans payable at June 30, 2019 and December 31, 2018:

Lender	Balance at June 30, 2019	Interest rate at June 30, 2019	Maturity	Amortization provision	Properties encumbered at June 30, 2019	Balance at December 31, 2018
Fixed rate debt
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18	$8,729	4.54%	08/2024	25 years	1	$8,817
Great Western Bank (1)	13,468	4.33%	12/2021 (5)	25 years	1	13,615
Great Western Bank (1)	1,081	4.33%	12/2021 (5)	7 years	-	1,171
Total fixed rate debt	23,278					23,603

Variable rate debt
Wells Fargo	25,831	4.83% (2)	11/2022 (6)	30 years	3	26,048
KeyBank credit facility (3)	86,845	5.40% (4)	10/2020 (7)	Interest only	9	89,487
Total variable rate debt	112,676				14	115,535

Total long-term debt	$135,954					$139,138
Less: Deferred financing costs	(1,925)					(2,208)
Total long-term debt, net of deferred financing costs	134,029					136,930
Less: Long-term debt related to hotel properties held for sale, net of deferred financing costs of $0 and $18	-					(1,120)
Long-term debt related to hotel properties held for use, net of deferred financing costs of $1,925 and $2,190	$134,029					$135,810

(1) Both loans are collateralized by Aloft Leawood.

(2) Variable rate of 30-day LIBOR plus 2.39%,  effectively fixed at 4.44% after giving effect to interest rate swap (see Note 8).

(3) $150,000 credit facility that includes an accordion feature that would allow the credit facility to be increased to $400,000 with additional lender commitments. Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility.  Total unused availability under this credit facility was $9,020 at June 30, 2019.  The commitment fee on unused facility is 0.20%.

(4) Borrowings under the facility accrue interest based on a leverage-based pricing grid, at the Company’s option, at either LIBOR plus a spread ranging from 2.25% to 3.00% (depending on leverage) or a base rate plus a spread ranging from 1.25% to 2.00% (depending on leverage).  30-day LIBOR for $30,000 notional capped at 3.35% after giving effect to market rate cap (see Note 8).

(5) Term may be extended for additional two years subject to interest rate adjustments.

(6) Two one-year extension options subject to the satisfaction of certain conditions.

(7) The maturity of the credit facility was extended to October 1, 2020 on May 3, 2019.  Two extension options, extending the maturity of the credit facility to March 1, 2021 and March 1, 2022, are available subject to certain conditions including the completion of specific capital achievements.

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

Total
Remainder of 2019	$594
2020	88,076
2021	14,344
2022	24,886
2023	214
Thereafter	7,840
Total	$135,954

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
•

Distributions: The Company is permitted to make distributions during any period of four fiscal quarters in an aggregate amount of up to 95% of funds available for distribution.  The Company did not meet this covenant for the period ended June 30, 2019.  On August 9, 2019, an amendment to the credit facility was received to increase this threshold to 105% of funds available for distribution for the period ending June 30, 2019 which put the Company in compliance with the covenant.

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

As of June 30, 2019, we are not in default of any of our loans.

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

The Company has made an irrevocable election to record this convertible debt in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of this Note. As such, gains and losses on the Note are included in net gain on derivatives and convertible debt within net earnings each reporting period. Gains (losses) related to this Note were recognized totaling ($24) and ($1) during the three months ended June 30, 2019 and 2018, respectively, and totaling ($72) and $19 during the six months ended

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

June 30, 2019 and 2018, respectively.  The fair value of the Note is determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options. The fair value of the Note on the date of issuance was determined to be equal to its principal amount. Interest expense related to this Note is recorded separately from other changes in its fair value within interest expense each period.

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of June 30, 2019:

	Fair value as of June 30, 2019	Unpaid principal balance as of June 30, 2019	Fair value carrying amount over/(under) unpaid principal
6.25% Convertible Debt	$1,072	$1,012	$60

NOTE 8. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At June 30, 2019, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired properties in 2018 (see Note  3),  in the valuation of the stock-based compensation grants (see Note 12), and in the assessment of impaired and potentially impaired hotels during the three and six months ended June 30, 2019 and 2018.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on expectations of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at June 30, 2019 and/or December 31, 2018 are as follows:

Associated debt	Type	Terms	Effective Date	Maturity Date		Notional amount at June 30, 2019		Notional amount at December 31, 2018
Wells Fargo	Swap	Swaps 30-day LIBOR for fixed rate of 2.053%	11/2017	11/2022		$25,831 (1)		$26,048 (1)
Credit facility	Cap	Caps 30-day LIBOR at 2.50%	03/2017	03/2019	$	Not applicable		$50,000
Credit facility	Cap	Caps 30-day LIBOR at 3.35%	4/1/2019	10/2020		$30,000	$	Not applicable

(1)	Notional amount amortizes consistently with the principal amortization of the associated loan.

Additionally, included in the Series E Preferred Stock issued on March 1, 2017 is a redemption right that allows the Company to redeem up to a total of 490,250 shares of Series E Preferred Stock for specific percentages of its liquidation preference (see Note 10).  This option requires bifurcation and as such is treated as a separate derivative instrument.

All derivatives recognized by the Company are reported as derivative assets on the consolidated balance sheets and are adjusted to their fair value at each reporting date. All gains and losses on derivative instruments are included in net gain on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the consolidated statements of operations. Net gains

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

(losses) of ($432) and $157 for the three months ended June 30, 2019 and 2018, respectively, and ($621) and $584 for the six months ended June 30, 2019, respectively, were recognized related to derivative instruments.

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial assets and (liabilities) carried at fair value and measured on a recurring basis:

	Fair value at
	June 30, 2019	Level 1	Level 2	Level 3
Interest rate derivatives	$(372)	$-	$(372)	$-
Series E Preferred embedded redemption option	398	-	-	398
Convertible debt	(1,072)	-	-	(1,072)
Total	$(1,046)	$-	$(372)	$(674)

	Fair value at
	December 31, 2018	Level 1	Level 2	Level 3
Interest rate derivatives	$350	$-	$350	$-
Series E Preferred embedded redemption option	289	-	-	289
Convertible debt	(1,000)	-	-	(1,000)
Total	$(361)	$-	$350	$(711)

There were no transfers between levels during the three or six months ended June 30, 2019 or 2018.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the consolidated statements of operations during the periods:

	Three months ended June 30,
	2019			2018
	Series E Preferred embedded redemption option	Convertible debt	Total	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$356	$(1,048)	$(692)	$280	$(1,049)	$(769)
Net gains (losses) recognized in earnings	42	(24)	18	(14)	(1)	(15)
Fair value, end of period	$398	$(1,072)	$(674)	$266	$(1,050)	$(784)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$42	$(24)	$18	$(14)	$(1)	$(15)

	Six months ended June 30,
	2019			2018
	Series E Preferred embedded redemption option	Convertible debt	Total	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$289	$(1,000)	$(711)	$314	$(1,069)	$(755)
Net gains (losses) recognized in earnings	109	(72)	37	(48)	19	(29)
Fair value, end of period	$398	$(1,072)	$(674)	$266	$(1,050)	$(784)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$109	$(72)	$37	$(48)	$19	$(29)

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

	Carrying value as of		Estimated fair value as of
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Held for use	$134,029	$135,810	$134,197	$134,773
Held for sale	-	1,120	-	1,120
Total	$134,029	$136,930	$134,197	$135,893

Impaired Hotel Properties

In the performance of impairment analysis for both held for sale and held for use properties, fair value is determined with the assistance of independent real estate brokers and through the use of operating results and revenue multiples based on the Company’s experience with hotel sales as well as available industry information.  For held for sale properties, estimated selling costs are based on our experience with similar asset sales.  These are considered Level 3 measurements. The amount of impairment and recovery of previously recorded impairment recognized in the six months ended June 30, 2018 is shown in the table below:

	Six months ended June 30, 2018
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

There were no sales of common stock under the ATM program during the three or six months ended June 30, 2019.  During the three months and six months ended June 30, 2018, we sold 16,140 and 28,474 shares, respectively, of common stock under the ATM program at an average sales price of $10.40 per share in both periods for gross proceeds totaling $168 and $296, respectively, and net proceeds totaling $154 and $257, respectively.  Since the

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

inception of the ATM program, we have sold 197,478 shares of common stock at an average sales price of $10.18 per share for gross proceeds totaling $2,011 and net proceeds totaling $1,879.

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

Our ownership interest in the operating partnership was 99.5% as of June 30, 2019 and December 31, 2018.  At June 30, 2019 and December 31, 2018,  3,021,439 and 3,281,124 common units owned by minority interest holders were outstanding, all of which were held by limited partners.  The total redemption value for the common units was $527 and $435 at June 30, 2019 and December 31, 2018, respectively.

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

No common units were redeemed during the three months ended June 30, 2019.  During the six months ended June 30, 2019, 259,685 common units were redeemed for cash totaling $42.  No common units were redeemed during the three or six months ended June 30, 2018.

NOTE 12.  STOCK-BASED COMPENSATION

The Company currently has in place the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 761,538 following an amendment to the plan to increase the number of available shares by 300,000 that was approved by shareholders on May 17, 2018 at the annual meeting of shareholders.  As of June 30, 2019, there were 557,606 common shares available for issuance under the 2016 Stock Plan.

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

Service Condition Share Awards

From time to time, the Company awards restricted shares of common stock to employees, officers, and members of the Board of Directors under the 2016 Stock Plan.  These shares generally vest ratably over five years for employees and officers and three years for members of the Board of Directors based on continued service or employment.  Dividends paid on these restricted shares during the vesting period are not forfeited in the event that the shares fail to vest. The following table presents a summary of the service condition unvested share activity for the six months ended June 30, 2019 and 2018:

	For the six months ended June 30,
	2019		2018
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Unvested at December 31	76,500	$10.48	95,832	$10.54
Granted	19,659	$8.29	21,239	$10.25
Vested	(40,821)	$9.83	(21,536)	$10.59
Forfeited	(1,407)	$9.23	(11,644)	$10.33
Unvested at June 30	53,931	$10.21	83,891	$10.48

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

A total of 3,693 and 3,090 shares were issued during the three months ended June 30, 2019 and 2018, respectively, and 8,102 and 6,012 were issued during the six months ended June 30, 2019 and 2018, respectively, to independent directors under the 2016 Stock Plan with respect to these fees.

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation, including LTIP units, related to employees and directors for the three months ended June 30, 2019 and 2018 was $424 and $263, respectively,  and for the six months ended June 30, 2019 and 2018 was $760 and $665, respectively, all of which is included in general and administrative expense. Total unrecognized compensation cost related to all awards at June 30, 2019 was $709, which is expected to be recognized over a weighted-average remaining service period of 2.7 years.

NOTE 13.  INCOME TAXES

During the three months ended June 30, 2019 and 2018, income tax expense totaling $461 and $54, respectively, was recognized primarily related to income earned by the TRS.  During the six months ended June 30, 2019 and 2018, income tax expense totaled $647 and $183, respectively.  Management believes the combined federal and state effective income tax rate for the TRS will be approximately 26%.

After consideration of limitations related to a change in control as defined under Code Section 382, the TRS’s net operating loss carryforward at June 30, 2019 as determined for federal income tax purposes was $3,208.   The availability of the loss carryforwards will expire from 2027 through 2034, with an indefinite carryforward for losses arising after December 31, 2017.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator: Basic
Net earnings (loss) attributable to common shareholders	$(1,408)	$2,741	$(1,537)	$3,383
Less: Allocation to participating securities	(11)	(20)	(28)	(36)
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$(1,419)	$2,721	$(1,565)	$3,347

Numerator: Diluted
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$(1,419)	$2,721	$(1,565)	$3,347
Interest and fair value adjustment on Convertible Debt	-	17	-	13
Total Diluted	$(1,419)	$2,738	$(1,565)	$3,360

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Denominator
Weighted average number of common shares - Basic	11,847,868	11,782,594	11,832,856	11,764,231
Performance Based Share Awards	-	-	-	8,571
Convertible Debt	-	97,269	-	97,269
Weighted average number of common shares - Diluted	11,847,868	11,879,863	11,832,856	11,870,071

Earnings per Share
Basic Earnings (Loss) per Share	$(0.12)	$0.23	$(0.13)	$0.28
Diluted Earnings (Loss) per Share	$(0.12)	$0.23	$(0.13)	$0.28

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Unvested restricted stock	66,432	91,667	74,300	95,665
Warrants - Employees (2)	-	-	-	22,295
Series E Preferred Stock	668,111	668,111	668,111	668,111
Convertible debt	97,269	-	97,269	-
Operating partnership common units (1)	58,105	92,499	59,926	91,064
Total potentially dilutive securities excluded from the denominator	889,917	852,277	899,606	877,135

(1)

Common units of the operating partnership have been omitted from the denominator for the purpose of computing diluted EPS since the effect of including these amounts in the numerator and denominator would have no impact on calculated EPS.

(2)	Amounts above are weighted average amounts outstanding for the periods presented. These instruments were no longer outstanding at June 30, 2019.

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

Each of the management companies employed by the TRS at June 30, 2019 receives a base monthly management fee of 3.0% to 3.5% of hotel revenue, with incentives for performance, which increase such fee to a maximum of 5.0% of hotel revenue.  Base management fees totaled $472 and $524,  respectively, for the three months ended June 30, 2019 and 2018, and $946 and $1,019, respectively, for the six months ended June 30, 2019 and 2018, all of which was included as hotel and property operations expense. Incentive management fees totaled $33 and $116, respectively, for the three months ended June 30, 2019 and 2018, and $77 and $181, respectively, for the six months ended June 30, 2019 and 2018.

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

Franchise Agreements

As of June 30, 2019,  all of our properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue. The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term. Franchise fee expense totaled $1,246 and $1,295 for the three months ended June 30, 2019 and 2018, respectively,  and $2,473 and $2,517 for the six months ended June 30, 2019 and 2018, respectively, and all of which was included as hotel and property operations expense.

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

Leases

The Company has no land lease agreements in place related to properties owned at June 30, 2019.

The Company entered into three new office lease agreements in 2016, replacing all existing office lease agreements. These leases expire in 2019 through 2021 and have combined rent expense of approximately $154 annually. Office lease expense totaled $39 in both the three months ended June 30, 2019 and 2018,  and $78 in both the six months ended June 30, 2019 and 2018, and is included in general and administrative expense.  The Company also has in place operating leases for miscellaneous equipment at its hotel properties.

The maturity of the lease liabilities for the Company’s operating leases is as follows:

Maturity of lease liabilities
Year ended December 31,
Remainder of 2019	$60
2020	91
2021	81
2022	20
2023	4
Thereafter	30
Total lease payments	$286
Less: Imputed interest	(29)
Present value of lease liabilities	$257

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

NOTE 16.  SUBSEQUENT EVENTS

Agreement and Plan of Merger

On July 19, 2019, the Company, the operating partnership,  NHT Operating Partnership, LLC (“Parent”), NHT REIT Merger Sub, LLC (“Merger Sub”) and NHT Operating Partnership II, LLC (“Merger OP,” and together with Parent and Merger Sub, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger OP will merge with and into the operating partnership (the “Partnership Merger”), and, Merger Sub will merge with and into the Company (the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Partnership Merger, Merger OP will survive and the separate existence of the operating partnership will cease. Upon completion of the Company Merger, the Company will survive and the separate existence of Merger Sub will cease. The Mergers and the other transactions contemplated by the Merger Agreement were unanimously approved by the Company’s Board of Directors (the “Company Board”).

Pursuant to the terms and conditions in the Merger Agreement, upon completion of the Company Merger, each share of the Company’s common stock  (other than treasury shares and shares held by the Parent Parties, which will be cancelled and retired and will cease to exist with no consideration being delivered in exchange therefor), par value $0.01 per share (the “Company common stock”), will be converted into the right to receive $11.10 per share in cash, and each share of Series E Preferred Stock will be converted into the right to receive $10.00 in cash, each without interest and less any applicable withholding taxes.  Upon completion of the Partnership Merger, each common unit of partnership interest in the operating partnership (excluding operating partnership common units held by the general partner of the operating partnership) will be converted into the right to receive $0.21346 in cash, without interest and less any applicable withholding taxes.

Pursuant to the terms and conditions of the Merger Agreement, each of the outstanding awards granted pursuant to the Company’s equity incentive plans will automatically become fully vested and all restrictions thereon will lapse, and thereafter, all Company common stock represented thereby will be considered outstanding for all purposes under the Merger Agreement and will only have the right to receive an amount equal to $11.10 in cash, without interest and less any applicable withholding taxes.

Pursuant to the terms of the Merger Agreement, the Company has agreed to exercise its right to acquire the remaining 20% equity interest of the Atlanta JV that it does not own, pursuant to the terms of the Atlanta JV organizational documents, with the purchased financed from the Company’s line of credit under the credit facility.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by the Company to in all material respects carry on its business in the ordinary course of business consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Mergers. The obligations of the parties to consummate the Mergers are not subject to any financing condition or the receipt of any financing by Parent, Merger Sub or Merger OP.

The consummation of the Mergers is subject to certain customary closing conditions, including, among others, adoption and approval of the Merger Agreement, as it may be amended from time to time, and the transactions

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

contemplated by the Merger Agreement, including, without limitation, the Company Merger (collectively, the “Merger Proposal”) by the affirmative vote of (1) a majority of the votes entitled to be cast by the holders of the Company common stock, and (2) the holders of 75% of the outstanding Series E preferred stock, voting as separate classes (the “Company Shareholder Approval”). The Merger Agreement requires the Company to convene a shareholders’ meeting for purposes of obtaining the Company Shareholder Approval.

The Merger Agreement restricts the Company’s ability to solicit other acquisition proposals (as defined in the Merger Agreement), or to provide information to or engage in discussions with third parties regarding other acquisition proposals. Subject to certain conditions, the Company board of directors is permitted to change its recommendation with respect to the Merger Proposal in response to a superior proposal (as defined in the Merger Agreement) and, upon payment of a $9,540 termination fee, the Company is permitted to terminate the Merger Agreement and enter into an agreement with respect to a superior proposal; provided such superior proposal must occur no later than August 18, 2019.

Upon a termination of the Merger Agreement, under certain circumstances, the Company will be required to pay a termination fee to Parent of $9,540. In certain other circumstances, Parent will be required to pay the Company a termination fee of $11,925 upon termination of the Merger Agreement.

The closing of the Mergers may not occur prior to October 1, 2019 without the consent of the parties.  If the Company notifies Parent that it is prepared to close and all conditions to Parent’s obligations to close are met, then Parent, at its option, may extend the closing time for a 30-day period (or such shorter period so as not to extend beyond December 31, 2019), provided, that no Parent Party is then in breach of the merger agreement in any material respect.  Parent may exercise an extension up to three times during the term of the Merger Agreement.

During the term of the Merger Agreement, the Company may not pay cash dividends to holders of the Company common stock or the Series E Preferred Stock, except the Company is permitted to declare and pay a dividend to shareholders during the month in which an extension option for the closing of the transactions contemplated by the Merger Agreement is exercised by the Parent, subject to limitations as set forth in the Merger Agreement and the disclosure schedule delivered therewith on amount and our prior month adjusted funds from operations.  The holders of the Series E Preferred Stock have agreed to waive accrual of any unpaid dividends between signing and closing.

Aloft Atlanta JV Refinancing

On August 9, 2019, the operating partnership and the owner and lessee of the Aloft Atlanta hotel in the Atlanta JV (Spring Street Hotel Property LLC and Spring Street Hotel OpCo LLC, respectively), as Borrowers, closed on a $34,080 term loan pursuant to a term loan agreement with KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Agent for the Lenders (the “New Term Loan”).

The proceeds of the New Term Loan were used to repay $33,750 of indebtedness outstanding under a term loan agreement dated August 22, 2016 between the owner and lessee of the Aloft Atlanta hotel in the Atlanta JV (Spring Street Hotel Property LLC and Spring Street Hotel OpCo LLC, respectively), as Borrowers, and LoanCore Capital Credit REIT LLC, as Lender, which indebtedness was secured by the Aloft Atlanta hotel.  In connection with the repayment of this term loan on August 9, 2019, the term loan agreement and related loan documents were terminated.

The New Term Loan matures upon the earlier to occur of (a) consummation of the merger under the Merger Agreement and (b) February 9, 2020.  The New Term Loan bears interest, at the Borrower’s option, at either LIBOR plus 2.25%  or a base rate plus 1.25%.  The New Term Loan requires monthly interest payments and principal is due on the maturity date.  The Borrowers may, at any time, voluntarily prepay the New Term Loan in whole or in part without premium or penalty (other than customary LIBOR breakage costs).

The New Term Loan is secured by a first priority lien and security interest on the Aloft Atlanta hotel and the tangible and intangible personal property used in connection with such hotel, including inventory, equipment, fixtures, accounts and general intangibles.  The New Term Loan is guaranteed by the Company and certain of its subsidiaries.

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

Background

Condor Hospitality Trust, Inc. (“Condor” or the “Company”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of June 30, 2019, the Company owned 15 hotels, representing 1,908 rooms, in eight states, including one hotel owned through an 80% interest in an unconsolidated joint venture (“Atlanta JV”).

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (the “operating partnership”), for which we serve as general partner. As of June 30, 2019, we owned approximately 99.5% of the common operating units (“common units”) in the operating partnership.  In the future, the operating partnership may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

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

Overview

Agreement and Plan of Merger

Subsequent to the end of the quarter, on July 19, 2019, the Company and the operating partnership entered into an Agreement and Plan of Merger under which, if consummated, the Company’s common shareholders will receive $11.10 per share.  The details of this Agreement and Plan of Merger are further discussed below with Liquidity, Capital Resources, and Equity Transactions.

Completion of the transaction, which is expected to occur in the fourth quarter of 2019, is subject to customary closing conditions, including the approval of Condor’s common and preferred shareholders. There can be no assurances that any such conditions will be satisfied or waived or that the acquisition of the Portfolio will be completed.

Financial Highlights

Revenue in the three months ended June 30, 2019 totaled $16.2 million, a decrease of $1.6 million, or 9.3%, from the comparable period in 2018.  This decrease was primarily the result of revenue related to properties sold between the periods totaling $1.4 million in the second quarter of 2018.  Between these quarters, same-store Revenue per Available Room (“RevPAR”) decreased 0.7%.  Additionally, net earnings (loss) attributable to common shareholders decreased to ($1.4 million), or ($0.12) per diluted share, compared to $2.7 million, $0.23 per diluted share, in the prior year.  The largest drivers of the decrease in net earnings (loss) were a decrease in gains on the disposition of assets of $1.9 million, an increase in net losses on derivatives and convertible debt of $0.6 million, and expenses related to equity transactions and strategic alternatives of $0.8 million in the second quarter of 2019, and decreased income earned from sold properties of $0.4 million.

Adjusted Funds from Operations (“AFFO”) was $3.4 million, or $0.28 per diluted share, decreased from $4.2 million, or $0.34 per diluted share, in prior year.  Hotel Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) decreased to $7.5 million from $8.0 million, a decrease of $0.5 million, or 6.8%.  Similarly to revenue, this decrease in hotel EBITDA was driven by hotel EBITDA recognized on properties sold between the periods totaling $0.4 million.

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

Balance Sheet Activity

As of June 30, 2019, the Company had cash and cash equivalents (including restricted cash) of $8.9 million and available revolver borrowing capacity of $9.0 million.  As of June 30, 2019, the Company had total outstanding long-term debt of $136.0 million, all of which was associated with assets held for use, with a weighted average maturity of 2.0 years and a weighted average interest rate of 5.12%.

Dividends

On May 23, 2019, the Board of Directors declared a quarterly cash common stock dividend of $0.195 per share for the second quarter of 2019.  The common stock dividend represented an annualized yield of approximately 8.1% based on the closing price of the Company’s common shares on June 7, 2019.  The second quarter dividend was paid on July 1, 2019 to shareholders of record as of June 24, 2019.

Pursuant to the Agreement and Plan of Merger, the Company will not pay cash dividends to holders of Company common shares and Series E Preferred Stock, except in certain circumstances.  See Liquidity, Capital Resources, and Equity Transactions below.

Hotel Property Portfolio and Activity

Hotel Property Portfolio

The following table sets forth certain information with respect to the hotels owned by us as of June 30, 2019:

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

All of our properties are encumbered by either our $150.0 million secured revolving credit facility (the “credit facility”) or by mortgage debt at June 30, 2019.

Dispositions

Consistent with our strategic repositioning, the following hotel sale was executed in the six months ended June 30, 2019:

Date of sale	Location	Brand	Condor lender	Number of rooms	Gross proceeds (in thousands)
03/22/2019	Solomons, MD	Quality Inn	Credit facility	59	$4,320
			Total	59	$4,320

The net proceeds, after the payment of related expenses, from this disposition totaled $4.2 million.  All net proceeds were used to repay borrowings under the credit facility.

Based on the criteria discussed in the footnotes to the consolidated financial statements, at December 31, 2018, the Company had one hotel held for sale.  As of June 30, 2019, subsequent to the sale of the Solomons Quality Inn during the first quarter of 2019, the Company had no hotels classified as held for sale.

Operating Performance Metrics

The following tables present our same-store occupancy,  average daily rate (“ADR”), and RevPAR for all our hotels owned at June 30, 2019.  Same-store occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented.  Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited or reviewed by our independent auditors.  The performance metrics for the hotel acquired through our Atlanta JV, also presented below, reflect 100% of the operating results of the property, including our interest and the interest of our partner.

	Three months ended June 30,
	2019			2018
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly owned new investment platform properties	83.07%	$123.68	$102.74	84.64%	$122.69	$103.84
Atlanta Aloft JV	79.81%	$146.54	$116.95	81.20%	$141.89	$115.21
Total Same-Store Portfolio	82.64%	$126.62	$104.63	84.18%	$125.15	$105.36

	Six months ended June 30,
	2019			2018
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly owned new investment platform properties	81.43%	$124.75	$101.59	82.54%	$123.11	$101.61
Atlanta Aloft JV	79.98%	$163.51	$130.78	80.35%	$147.26	$118.32
Total Same-Store Portfolio	81.24%	$129.83	$105.47	82.24%	$126.25	$103.84

Total same-store RevPAR decreased by 0.7% in the second quarter of 2019, driven by a decrease in occupancy of 1.8% which was partially offset by an increase in ADR of 1.2%.  In the second quarter, the largest RevPAR changes related to the San Antonio SpringHill Suites (decrease of 14.6%) and the Tallahassee Home2 Suites (increase of 10.3%).  At the San Antonio SpringHill Suites, the decrease was driven by a much weaker 2019 convention schedule and the timing of athletic events when compared to 2018.  At the Tallahassee Home2 Suites, the increase in RevPAR, which was driven by both a 5.3% increase in occupancy and a 4.8% increase in ADR, was primarily due to extended stay Federal Emergency Management Agency (“FEMA”) business following the hurricanes that struck Florida in 2018.

Total same-store RevPAR increased by 1.6% during the six months ended June 30, 2019, driven by a 2.8% increase in ADR which was partially offset by a decrease in occupancy of 1.2%.  The largest RevPAR increases during this period were the Tallahassee Home2 Suites (increase of 13.0%), the El Paso Fairfield Inn (increase of 9.3%), and the Atlanta Aloft (JV) (increase of 10.5%).  These increases were partially offset by a decreases in RevPAR at the Austin TownePlace Suites (decrease of 15.2%) and the San Antonio SpringHill Suites (decrease of 10.2%).    The conditions effecting the Tallahassee Home2 Suites and the San Antonio SpringHill Suites in the six month periods are similar to the conditions effecting second quarter performance as discussed above.  At the El Paso Fairfield Inn, the increase in RevPAR was driven by both increases in occupancy (4.3%) and ADR (4.8%) resulting from increased business in the market due to border and immigration issues and increased activity at Fort Bliss.  The performance of the Atlanta Aloft, which was almost entirely due to an increase in ADR of 11.0%, resulted from the 2019 Super Bowl in the market.  At the Austin TownePlace Suite, the decrease in RevPAR was due to both decreased occupancy (10.6%) and ADR (5.2%) and was attributable to the loss of FEMA business in the market in 2018 following the 2017 hurricane season.

Results of Operations

Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018 (in thousands)

	Three months ended June 30,
	2019	2018	Variance
Revenue	$16,177	$17,834	$(1,657)
Hotel and property operations expense	(9,755)	(10,756)	1,001
Depreciation and amortization expense	(2,394)	(2,444)	50
General and administrative expense	(1,572)	(1,605)	33
Acquisition and terminated transactions expense	(7)	(71)	64
Equity transaction and strategic alternatives	(834)	-	(834)
Net gain (loss) on disposition of assets	(16)	1,895	(1,911)
Equity in earnings of joint venture	166	63	103
Net gain (loss) on derivatives and convertible debt	(456)	156	(612)
Other expense, net	(24)	(20)	(4)
Interest expense	(2,094)	(2,091)	(3)
Income tax expense	(461)	(54)	(407)
Net earnings (loss)	$(1,270)	$2,907	$(4,177)

Revenue

Revenue decreased by a total of $1,657, or 9.3%, primarily as a result of decreased revenue from properties sold during and between the periods of $1,428.  Revenue related to new investment platform properties owned throughout both periods decreased in total by $229 as a result of the changes in RevPAR discussed above.

Operating Expenses and Interest Expense

Hotel and property operations expense also decreased by $1,001, also primarily as a result of decreased expenses from properties sold during and between the periods of $997.  In total, hotel and property operations expenses remained a consistent percentage of total revenue at 60.3% in both periods.

Interest expense was largely unchanged between the periods, increasing in total by $3, with a decrease in debt outstanding as a result of the smaller property portfolio being offset by an increase in the weighted average interest rate on total debt outstanding due to changing market conditions (from 4.84% at June 30, 2018 to 5.27% at June 30, 2019).

General and administrative expense decreased by $33 driven by decreased professional fees as a result of decreased transactional activity which was largely offset by accelerated stock compensation costs related to the second quarter 2019 departure of a senior executive.

In the second quarter of 2019, $834 of expenses were recognized as equity transaction and strategic alternatives expenses which included the removal of previously capitalized costs related to the Company’s shelf registration and at-the-market offering program and costs incurred related to the Company’s strategic alternatives initiative that generated the Agreement and Plan of Merger discussed further below with Liquidity, Capital Resources, and Equity Transactions.

Net Gain (Loss) on Disposition of Assets

During the three months ended June 30, 2019 and 2018, the Company sold no hotels and one hotel, respectively, resulting in total gains of $0 and $1,947,  respectively.  The net gains (losses) appearing in the financial statements also include net losses on disposals due to repairs, replacements, and other renovations.

Net Gain (Loss) on Derivatives and Convertible Debt

The change in net gain (loss) on derivatives and convertible debt was driven by changes in value of the Company’s interest rate swap on its Wells Fargo debt which is adjusted to fair market value each period.  Due to differences in the interest rate environment, during the second quarter of 2018, the Company recognized an unrealized gain of $171 on this instrument while in the second quarter of 2019, an unrealized loss of $464 was recognized.

Income Tax Expense

Income tax expense in both periods was driven primarily by income earned by the TRS.  Management believes the combined federal and state income tax rate for the TRS will be approximately 26% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018 (in thousands)

	Six months ended June 30,
	2019	2018	Variance
Revenue	$32,080	$34,513	$(2,433)
Hotel and property operations expense	(19,548)	(21,170)	1,622
Depreciation and amortization expense	(4,756)	(4,703)	(53)
General and administrative expense	(3,235)	(3,474)	239
Acquisition and terminated transactions expense	(14)	(90)	76
Equity transaction and strategic alternatives	(834)	-	(834)
Net gain on disposition of assets	23	1,871	(1,848)
Equity in earnings of joint venture	679	292	387
Net gain (loss) on derivatives and convertible debt	(693)	603	(1,296)
Other expense, net	(53)	(34)	(19)
Interest expense	(4,257)	(4,019)	(238)
Impairment recovery, net	-	93	(93)
Income tax expense	(647)	(183)	(464)
Net earnings (loss)	$(1,255)	$3,699	$(4,954)

Revenue

Revenue decreased by a total of $2,433, or 7.0%, primarily as a result of decreased revenue from properties sold during and between the periods of $3,025 which was partially offset by revenue from properties acquired during the first quarter of 2018 which increased by $251.  Revenue related to new investment platform properties owned throughout both periods increased in total by $341 as a result of the changes in RevPAR discussed above.

Operating Expenses and Interest Expense

Hotel and property operations expense also decreased by $1,622, also primarily as a result of decreased expenses from properties sold during and between the periods of $2,234 which was partially offset by expenses from properties acquired during the first quarter of 2018 which increased by $381.  In total, hotel and property operations expenses decreased as a percentage of total revenue to 60.9% from 61.3%.

Interest expense increased by $238, with a decrease in debt outstanding as a result of the smaller property portfolio being more than offset by an increase in the weighted average interest rate on total debt outstanding due to changing market conditions (from 4.84% at June 30, 2018 to 5.27% at June 30, 2019).

General and administrative expense decreased by $239 between the periods largely due to decreased professional fees as a result of decreased transactional activity which were partially offset by accelerated stock compensation costs related to the second quarter 2019 departure of a senior executive.

In the second quarter of 2019, $834 of expenses were recognized as Equity transaction and strategic alternatives expenses which included the removal of previously capitalized costs related to the Company’s shelf registration and at-the-market offering program and costs incurred related to the Company’s strategic alternatives initiative that generated the Agreement and Plan of Merger discussed further below with Liquidity, Capital Resources, and Equity Transactions.

Net Gain (Loss) on Disposition of Assets and Impairment Recovery, net

During the six months ended June 30, 2019 and 2018, the Company sold one hotel and three hotels, respectively, resulting in total gains of $62 and $1,984 respectively.  The net gains (losses) appearing in the financial statements also include net losses on disposals due to repairs, replacements, and other renovations.  One of the properties sold in the first quarter of 2018 had been previously impaired and a recovery of impairment of $93 was recognized upon the sale.

Equity in Earnings of Joint Venture

The increase in equity in earnings of joint venture was due to the significantly increased operating performance of the Atlanta Aloft hotel in 2019, which, as previously discussed, was largely due to the 2019 Super Bowl being held in the market.

Net Gain (Loss) on Derivatives and Convertible Debt

The change in net gain (loss) on derivatives and convertible debt was driven by changes in value of the Company’s interest rate swap on its Wells Fargo debt which is adjusted to fair market value each period.  Due to differences in the interest rate environment, during the first half of 2018, the Company recognized an unrealized gain of $626 on this instrument while in the first half of 2019, an unrealized loss of $719 was recognized.

Income Tax Expense

Income tax expense in both periods was driven primarily by income earned by the TRS.  Management believes the combined federal and state income tax rate for the TRS will be approximately 26% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

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

Funds from Operations (“FFO”) & Adjusted FFO (“AFFO”)

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net earnings or loss computed in accordance with GAAP, excluding gains or losses from sales of real estate assets, impairment, and the depreciation and amortization of real estate assets.  FFO is calculated both for the Company in total and as FFO attributable to common shares and common units, which is FFO reduced by preferred stock dividends.  AFFO is FFO attributable to common shares and common units adjusted to exclude items we do not believe are representative of the results from our core operations, including non-cash gains or losses on derivatives and convertible debt, stock-based compensation expense, amortization of certain fees, losses on debt extinguishment, and in-kind dividends above stated rates, and cash charges for acquisition and equity transaction and strategic alternatives costs. All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

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

The following table reconciles net earnings (loss) to FFO and AFFO for the three and six months ended June 30, 2019 and 2018 (in thousands). All amounts presented include our portion of the results of our unconsolidated Atlanta JV.

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net earnings (loss) to FFO and AFFO	2019	2018	2019	2018
Net earnings (loss)	$(1,270)	$2,907	$(1,255)	$3,699
Depreciation and amortization expense	2,394	2,444	4,756	4,703
Depreciation and amortization expense from JV	299	292	596	577
Net (gain) loss on disposition of assets	16	(1,895)	(23)	(1,871)
Net loss on disposition of assets from JV	-	7	-	14
Impairment recovery, net	-	-	-	(93)
FFO	1,439	3,755	4,074	7,029
Dividends declared on preferred stock	(144)	(145)	(289)	(289)
FFO attributable to common shares and common units	1,295	3,610	3,785	6,740
Net loss (gain) on derivatives and convertible debt	456	(156)	693	(603)
Net loss on derivatives from JV	-	-	1	-
Acquisition and terminated transactions expense	7	71	14	90
Equity transaction and strategic alternatives	834	-	834	-
Stock-based compensation expense	424	263	760	665
Amortization of deferred financing fees	322	364	695	717
Amortization of deferred financing fees from JV	46	46	91	91
AFFO attributable to common shares and common units	$3,384	$4,198	$6,873	$7,700

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), EBITDAre, Adjusted EBITDAre, and Hotel EBITDA

We calculate EBITDA, EBITDAre, and Adjusted EBITDAre by adding back to net earnings or loss certain non-operating expenses and certain non-cash charges which are based on historical cost accounting that we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods. In calculating EBITDA, we add back to net earnings or loss interest expense, loss on debt extinguishment, income tax expense, and depreciation and amortization expense.  NAREIT adopted EBITDAre in order to promote an industry-wide measure of REIT operating performance.  We adjust EBITDA by adding back net gain/loss on disposition of assets and impairment charges to calculate EBITDAre.  To calculate Adjusted EBITDAre, we adjust EBITDAre to add back acquisition and terminated transactions expense and equity transaction and strategic alternatives expense, which are cash charges. We also add back stock –based compensation expense and gain/loss on derivatives and convertible debt, which are non-cash charges.  EBITDA, EBITDAre, and Adjusted EBITDAre, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table reconciles net earnings (loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA for the three and six months ended June 30, 2019 and 2018 (in thousands). All amounts presented our portion of the results of our unconsolidated Atlanta JV.

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net earnings (loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA	2019	2018	2019	2018
Net earnings (loss)	$(1,270)	$2,907	$(1,255)	$3,699
Interest expense	2,094	2,091	4,257	4,019
Interest expense from JV	562	518	1,109	1,010
Income tax expense	461	54	647	183
Depreciation and amortization expense	2,394	2,444	4,756	4,703
Depreciation and amortization expense from JV	299	292	596	577
EBITDA	4,540	8,306	10,110	14,191
Net (gain) loss on disposition of assets	16	(1,895)	(23)	(1,871)
Net loss on disposition of assets from JV	-	7	-	14
Impairment recovery, net	-	-	-	(93)
EBITDAre	4,556	6,418	10,087	12,241
Net loss (gain) on derivatives and convertible debt	456	(156)	693	(603)
Net loss on derivative from JV	-	-	1	-
Stock-based compensation expense	424	263	760	665
Acquisition and terminated transactions expense	7	71	14	90
Equity transaction and strategic alternatives	834	-	834	-
Adjusted EBITDAre	6,277	6,596	12,389	12,393
General and administrative expense, excluding stock compensation expense	1,148	1,342	2,475	2,809
Other expense, net	24	20	53	34
Unallocated hotel and property operations expense	22	59	67	148
Hotel EBITDA	$7,471	$8,017	$14,984	$15,384

Revenue	$16,177	$17,834	$32,080	$34,513
JV revenue	2,546	2,484	5,646	5,102
Condor and JV revenue	$18,723	$20,318	$37,726	$39,615
Hotel EBITDA as a percentage of revenue	39.9%	39.5%	39.7%	38.8%

Liquidity, Capital Resources, and Equity Transactions

Agreement and Plan of Merger

On July 19, 2019, the Company, the operating partnership, NHT Operating Partnership, LLC (“Parent”), NHT REIT Merger Sub, LLC (“Merger Sub”) and NHT Operating Partnership II, LLC (“Merger OP,” and together with Parent and Merger Sub, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger OP will merge with and into the operating partnership (the “Partnership Merger”), and, Merger Sub will merge with and into the Company (the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Partnership Merger, Merger OP will survive and the separate existence of the operating partnership will cease. Upon completion of the Company Merger, the Company will survive and the separate existence of Merger Sub will cease. The Mergers and the other transactions contemplated by the Merger Agreement were unanimously approved by the Company’s Board of Directors (the “Company Board”).

Pursuant to the terms and conditions in the Merger Agreement, upon completion of the Company Merger, each share of the Company’s common stock (other than treasury shares and shares held by the Parent Parties, which will be cancelled and retired and will cease to exist with no consideration being delivered in exchange therefor), par value $0.01 per share (the “Company common stock”), will be converted into the right to receive $11.10 per share in cash, and each share of Series E Preferred Stock will be converted into the right to receive $10.00 in cash, each without interest and less any applicable withholding taxes.  Upon completion of the Partnership Merger, each common unit of partnership interest in the operating partnership (excluding operating partnership common units held by the general partner of the operating partnership) will be converted into the right to receive $0.21346 in cash, without interest and less any applicable withholding taxes.

Pursuant to the terms and conditions of the Merger Agreement, each of the outstanding awards granted pursuant to the Company’s equity incentive plans will automatically become fully vested and all restrictions thereon will lapse, and thereafter, all Company common stock represented thereby will be considered outstanding for all purposes under the Merger Agreement and will only have the right to receive an amount equal to $11.10 in cash, without interest and less any applicable withholding taxes.

Pursuant to the terms of the Merger Agreement, the Company has agreed to exercise its right to acquire the remaining 20% equity interest of the Atlanta JV that it does not own, pursuant to the terms of the Atlanta JV organizational documents, with the purchased financed from the Company’s line of credit under the credit facility.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by the Company to in all material respects carry on its business in the ordinary course of business consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Mergers. The obligations of the parties to consummate the Mergers are not subject to any financing condition or the receipt of any financing by Parent, Merger Sub or Merger OP.

The consummation of the Mergers is subject to certain customary closing conditions, including, among others, adoption and approval of the Merger Agreement, as it may be amended from time to time, and the transactions contemplated by the Merger Agreement, including, without limitation, the Company Merger (collectively, the “Merger Proposal”) by the affirmative vote of (1) a majority of the votes entitled to be cast by the holders of the Company common stock, and (2) the holders of 75% of the outstanding Series E preferred stock, voting as separate classes (the “Company Shareholder Approval”). The Merger Agreement requires the Company to convene a shareholders’ meeting for purposes of obtaining the Company Shareholder Approval.

The Merger Agreement restricts the Company’s ability to solicit other acquisition proposals (as defined in the Merger Agreement), or to provide information to or engage in discussions with third parties regarding other acquisition proposals. Subject to certain conditions, the Company board of directors is permitted to change its recommendation with respect to the Merger Proposal in response to a superior proposal (as defined in the Merger Agreement) and, upon payment of a $9,540 termination fee, the Company is permitted to terminate the Merger Agreement and enter into an agreement with respect to a superior proposal; provided such superior proposal must occur no later than August 18, 2019.

Upon a termination of the Merger Agreement, under certain circumstances, the Company will be required to pay a termination fee to Parent of $9,540. In certain other circumstances, Parent will be required to pay the Company a termination fee of $11,925 upon termination of the Merger Agreement.

The closing of the Mergers may not occur prior to October 1, 2019 without the consent of the parties.  If the Company notifies Parent that it is prepared to close and all conditions to Parent’s obligations to close are met, then Parent, at its option, may extend the closing time for a 30-day period (or such shorter period so as not to extend beyond December 31, 2019), provided, that no Parent Party is then in breach of the merger agreement in any material respect.  Parent may exercise an extension up to three times during the term of the Merger Agreement.

During the term of the Merger Agreement, the Company may not pay cash dividends to holders of the Company common stock or the Series E Preferred Stock, except the Company is permitted to declare and pay a dividend to shareholders during the month in which an extension option for the closing of the transactions contemplated by the Merger Agreement is exercised by the Parent, subject to limitations as set forth in the Merger Agreement and the disclosure schedule delivered therewith on amount and our prior month adjusted funds from operations.  The holders of the Series E Preferred Stock have agreed to waive accrual of any unpaid dividends between signing and closing.

Liquidity Requirements

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our credit facility, and the release of restricted cash upon the satisfaction of usage requirements.  At June 30, 2019, the Company had $3.2 million of cash and cash equivalents, $5.7 million of restricted cash on hand, and $9.0 million of unused availability under its credit facility.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code and as required in connection with our 6.25% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”). Prior to the consideration of any asset sales or our ability to refinance debt subsequent to June 30, 2019, contractual principal payments on our debt outstanding, which include only normal amortization, total $1.0 million through September 30, 2020.  To the extent the transactions contemplated by the Merger Agreement are not consummated, prior to its current October 1, 2020 maturity, the Company anticipates refinancing the credit facility with its existing lenders or other lenders.  We believe we will be able to refinance this debt on similar terms, however, we cannot guarantee we will be successful in our efforts to refinance or repay our maturing debt.  We also presently expect to invest approximately $2.5 million to $3.5 million in capital expenditures related to hotel properties we currently own through September 30, 2020.

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

Without consideration of the Merger Agreement discussed above, our longer-term liquidity requirements consist primarily of the cost of acquiring additional hotel properties, renovations and other one-time capital expenditures that periodically are made related to our hotel properties, and scheduled debt payments, including maturing loans.  Possible sources of liquidity to fund debt maturities and acquisitions and to meet other obligations include additional secured or unsecured debt financings, proceeds from public or private issuances of debt or equity securities, and additional borrowings under our existing credit facility.

Sources and Uses of Cash

Cash provided by Operating Activities.  Our cash provided by operations was $4.4 million and $6.7 million for the six months ended June 30, 2019 and 2018, respectively.  The decrease in operating cash flows was the net result of a decrease in net income, after adjustments for non-cash items, of $1.6 million and differences in the changes in operating assets and liabilities between the periods that decreased cash by $0.7 million, none of which were individually significant.

Cash provided by (used in) Investing Activities.  Our cash flows related to investing activities were $4.0 million and ($21.2 million) for the six months ended June 30, 2019 and 2018, respectively.  The increase in these cash flows in 2019 was driven by decreased cash spent on hotel acquisitions of $35.6 million, partially offset by a decrease in net proceeds from the sale of hotels of $10.6 million between the periods.

Cash provided by (used in) Financing Activities.  Our cash flows provided by (used in) financing activities were ($8.6 million) and $15.5 million for the six months ended June 30, 2019 and 2018, respectively.  This decrease was primarily the result of decreased net cash inflows from debt activities of $23.7 million, resulting primarily from the lack of property acquisitions during the first six months of 2019.

Outstanding Indebtedness

Significant Debt Transactions

Subsequent to December 31, 2018, net proceeds from the Company’s hotel sale were used to pay down a total of $4.2 million on the credit facility and an additional $1.5 million was drawn under the facility for corporate purposes.  Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility.  As of June 30, 2019, the collateral pool consisted of nine hotel properties and total available borrowing capacity under the credit facility was $9.0 million.  At June 30, 2019, $86.8 million was outstanding under the credit facility.

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

Aloft Atlanta JV Refinancing

Subsequent to the end of the quarter, on August 9, 2019, the operating partnership and the owner and lessee of the Aloft Atlanta hotel in the Atlanta JV (Spring Street Hotel Property LLC and Spring Street Hotel OpCo LLC, respectively), as Borrowers, closed on a $34,080 term loan pursuant to a term loan agreement with KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Agent for the Lenders (the “New Term Loan”).

The proceeds of the New Term Loan were used to repay $33,750 of indebtedness outstanding under a term loan agreement dated August 22, 2016 between the owner and lessee of the Aloft Atlanta hotel in the Atlanta JV (Spring Street Hotel Property LLC and Spring Street Hotel OpCo LLC, respectively), as Borrowers, and LoanCore Capital Credit REIT LLC, as Lender, which indebtedness was secured by the Aloft Atlanta hotel.  In connection with the repayment of this term loan on August 9, 2019, the term loan agreement and related loan documents were terminated.

The New Term Loan matures upon the earlier to occur of (a) consummation of the merger under the Merger Agreement and (b) February 9, 2020.  The New Term Loan bears interest, at the Borrower’s option, at either LIBOR plus 2.25% or a base rate plus 1.25%.  The New Term Loan requires monthly interest payments and principal is due on the maturity date.  The Borrowers may, at any time, voluntarily prepay the New Term Loan in whole or in part without premium or penalty (other than customary LIBOR breakage costs).

The New Term Loan is secured by a first priority lien and security interest on the Aloft Atlanta hotel and the tangible and intangible personal property used in connection with such hotel, including inventory, equipment, fixtures, accounts and general intangibles.  The New Term Loan is guaranteed by the Company and certain of its subsidiaries.

Outstanding Debt

At June 30, 2019, we had long-term debt of $136.0 million, all of which was associated with assets held for use, with a weighted average term to maturity of 2.0 years and a weighted average interest rate of 5.12%.  Of this total, at June 30, 2019, $23.3 million was fixed rate debt with a weighted average term to maturity of 1.6 years and a weighted average interest rate of 4.41% and $112.7 million was variable rate debt with a weighted average term to maturity of 2.7 years and a weighted average interest rate of 5.27%. At December 31, 2018, we had long-term debt of $138.0 million associated with assets held for use with a weighted average term to maturity of 2.1 years and a weighted average interest rate of 5.15%.  Of this total, at December 31, 2018, $23.6 million was fixed rate debt with a weighted average term to maturity of 1.9 years and a weighted average interest rate of 4.41% and $114.4 million was variable rate debt with a weighted average term to maturity of 2.9 years and a weighted average interest rate of 5.30%.

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

Total
Remainder of 2019	$594
2020	88,076
2021	14,344
2022	24,886
2023	214
Thereafter	7,840
Total	$135,954

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
•

Distributions: The Company is permitted to make distributions during any period of four fiscal quarters in an aggregate amount of up to 95% of funds available for distribution.  The Company did not meet this covenant for the period ended June 30, 2019.  On August 9, 2019, an amendment to the credit facility was received to increase this threshold to 105% of funds available for distribution for the period ending June 30, 2019 which put the Company in compliance with the covenant.

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

As of June 30, 2019, we are not in default of any of our loans.

Contractual Obligations

Below is a summary of our contractual obligations as of June 30, 2019 and the effect such obligations are expected to have on our future liquidity and cash flows (in thousands):

		Payments due by period
Contractual obligations	Total	Remainder of 2019	2020-2021	2022-2023	2024 and After
Long-term debt including interest (1)	$151,906	$6,388	$110,585	$26,854	8,079
Office leases	176	47	129	-	-
Equipment leases	110	13	43	24	30
Total contractual obligations	$152,192	$6,448	$110,757	$26,878	$8,109

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at June 30, 2019.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At June 30, 2019, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt and the embedded redemption right in the Series E Preferred Stock that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.  From time to time, we may enter into interest rate swap agreements or other interest rate hedging agreements.  At June 30, 2019, we have an interest rate swap in place which effectively locks the variable interest rate on our Wells Fargo debt (June 30, 2019 balance of $25.8 million) at 4.44% and an interest rate cap in place which caps the 30-day LIBOR interest rate on $30.0 million of our credit facility (June 30, 2019 balance of $86.8 million) at 3.35%.  We do not intend to enter into derivative or interest rate transactions for speculative purposes.

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

	2019	2020	2021	2022	2023	Thereafter	Total
Fixed rate debt	$594	$1,231	$14,344	$24,886	$214	$7,840	$49,109
Average fixed interest rate	4.40%	4.40%	4.34%	4.44%	4.54%	4.54%	4.43%
Variable rate debt	$-	$86,845	$-	$-	$-	$-	$86,845
Average variable interest rate	-%	5.40%	-%	-%	-%	-%	5.40%
Total debt	$594	$88,076	$14,344	$24,886	$214	$7,840	$135,954
Total average interest rate	4.40%	5.39%	4.34%	4.44%	4.54%	4.54%	5.05%

At June 30, 2019, approximately 36.1% of our outstanding debt, excluding debt related to hotel properties held for sale, is subject to fixed interest rates or effectively locked with an interest rate swap, while 63.9% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at June 30, 2019 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties held for use would decrease by approximately $0.9 million per year.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (a) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures and (b) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A.  RISK FACTORS

The Company’s Annual Report on Form 10-K for the year ended December 31, 2018 includes detailed discussions of the Company’s risk factors under the heading “Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in the Annual Report on Form 10-K, which the Company is including in this Quarterly Report on Form 10-Q as a result of the execution of the Merger Agreement on July 19, 2019, as further described above.

There may be unexpected delays in the completion of the Company Merger, or the Company Merger may not be completed at all.

If our shareholders approve the Company Merger at the special meeting to be held for that purpose, and assuming that the other conditions to the mergers are satisfied or waived, we anticipate that the mergers will become effective during the 4th quarter of 2019. The Merger Agreement provides that either the Company or Parent may terminate the Merger Agreement if the Mergers have not occurred by December 31, 2019, if the party terminating the Merger Agreement is not in material breach that causes the Mergers not to be consummated by that date. Certain events may delay the completion of the Mergers or result in a termination of the Merger Agreement. Some of these events are outside the control of the parties. The Company may incur significant additional costs in connection with any delay in completing the Mergers or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs the Company has already incurred. The Company can neither assure you that the conditions to the completion of the Mergers will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and the Company cannot provide any assurances as to whether or when the Mergers will be completed.

In addition, under the terms of the Merger Agreement, the Company may not declare or pay any future dividends to the holders of the Company’s common shares or Series E Preferred Stock during the term of the Merger Agreement without the prior written consent of Parent, subject to certain limited exceptions during extensions of the closing by Parent. Depending on when the Mergers are consummated, these restrictions may prevent holders of the Company’s common shares from receiving dividends that they might otherwise have received.

Failure to complete the Mergers in a timely manner or at all could negatively affect the Company’s share price and future business and financial results.

Delays in completing the Mergers or the failure to complete the Mergers at all could negatively affect the Company’s future business and financial results, and, in that event, the market price of the Company’s common shares may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Mergers will be completed. If the Mergers are not completed for any reason, the Company will not achieve the expected benefits thereof and will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers, any of which could materially adversely affect the Company’s business, financial condition, results of operations and the value of the Company’s securities.

The pendency of the Mergers could adversely affect the Company’s business and operations.

In connection with the pending Mergers, some of the Company’s current or prospective hotel management companies or lenders may delay or defer decisions, which could negatively impact the Company’s revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. In addition, under the Merger Agreement, the Company is subject to certain restrictions on the conduct of the Company’s business prior to completing the Mergers. These restrictions may prevent the Company from pursuing certain strategic transactions, acquiring and disposing assets, undertaking certain capital projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial. These restrictions may impede the Company’s growth, which could negatively impact the Company’s revenue, earnings and cash flows. Additionally, the pendency of the Mergers may make it more difficult for the Company to effectively recruit, retain and incentivize key personnel and may cause distractions from the Company’s strategy and day-to-day operations for current employees and management.

We may be required to pay a termination fee to NHT Operating Partnership, LLC or reimburse its expenses under certain circumstances.

Upon termination of the Merger Agreement under certain circumstances, the Company may be required to pay NHT Operating Partnership, LLC a termination fee of $9.540 million.  If the Merger Agreement is terminated because the Company shareholder approval is not obtained or because of a Company breach, the Company will be required to pay expenses of NHT Operating Partnership, LLC of up to $3.18 million and may be subject to other damages.  If the Company incurs either of the termination fee or expense reimbursement it will have an adverse effect on the Company’s profitability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Because this Quarterly Report on Form 10-Q is being filed within four business days after the applicable triggering events, the information below is being disclosed under this Item 5 instead of under Item 1.01 (Entry into a Material Definitive Agreement), Item 1.02 (Termination of a Material Definitive Agreement) and Item 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of Registrant) of Form 8-K.

Credit Facility Amendment

On August 9, 2019, the Company entered into a Fifth Amendment to Credit Agreement among the operating partnership, as borrower, the Company and the subsidiary guarantors party thereto, as guarantors, KeyBank National Association and the other lenders party thereto, as lenders, and KeyBank National Association, as administrative agent (the “Fifth Amendment”).  The Fifth Amendment amends the Credit Agreement dated as of March 1, 2017, as amended by the First Amendment dated as of May 11, 2017, Second Amendment dated as of December 13, 2017, Third Amendment dated as of March 8, 2019 and Fourth Amendment dated as of May 3, 2019 (collectively, the “Credit Agreement”).  The Credit Agreement is described in the Company’s Current Reports on Form 8-K dated March 1, 2017, May 11, 2017, December 13, 2017 and March 5, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and is incorporated herein by reference.

The Fifth Amendment, among other things, (a) increased the amount of distributions the Company was permitted to make during the four fiscal quarter period ended on June 30, 2019 from 95% of funds available for distribution to 105% of funds available for distribution and (b) modified various provisions under the Credit Agreement to permit the refinancing of the Aloft Atlanta hotel discussed below.

Some of the lenders in the Credit Agreement and / or their affiliates have other business relationships with the Company involving the provision of financial and bank-related services, including cash management and treasury services, and have participated in the Company’s prior debt financings and sales of securities.

Aloft Atlanta Refinancing

On August 9, 2019, the operating partnership and the owner and lessee of the Aloft Atlanta hotel in the Atlanta JV (Spring Street Hotel Property LLC and Spring Street Hotel OpCo LLC, respectively), as Borrowers, closed on a $34,080,000 term loan pursuant to a term loan agreement with KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Agent for the Lenders (the “Term Loan Agreement”).

The proceeds of the term loan were used to repay $33,750,000 of indebtedness outstanding under a term loan agreement dated August 22, 2016 between the owner and lessee of the Aloft Atlanta hotel in the Atlanta JV (Spring Street Hotel Property LLC and Spring Street Hotel OpCo LLC, respectively), as Borrowers, and LoanCore Capital Credit REIT LLC, as Lender, which indebtedness was secured by the Aloft Atlanta hotel.  In connection with the repayment of this term loan on August 9, 2019, the term loan agreement and related loan documents were terminated.

The term loan matures upon the earlier to occur of (a) consummation of the merger under the Merger Agreement and (b) February 9, 2020.  The term loan bears interest, at the Borrower’s option, at either LIBOR plus 2.25% or a base rate plus 1.25%.  The term loan requires monthly interest payments and principal is due on the maturity date.  The Borrowers may, at any time, voluntarily prepay the term loan in whole or in part without premium or penalty (other than customary LIBOR breakage costs).

The term loan is secured by a first priority lien and security interest on the Aloft Atlanta hotel and the tangible and intangible personal property used in connection with such hotel, including inventory, equipment, fixtures, accounts and general intangibles.  The term loan is guaranteed by the Company and certain of its subsidiaries.

The Term Loan Agreement contains customary representations and warranties and affirmative and negative covenants.  In addition, the Term Loan Agreement requires the Borrowers to satisfy certain financial covenants, including the following:

•	Property Debt Yield: The ratio of adjusted net operating income for the Aloft Atlanta hotel to the outstanding principal balance of the term loan cannot be less than 10%.

•	Leverage Ratio: The ratio of consolidated total indebtedness to consolidated total asset value cannot exceed 60%.

•	Secured Leverage Ratio: The ratio of consolidated secured indebtedness (excluding the obligations under our credit facility) to consolidated total asset value cannot exceed 40%.

•

Fixed Charge Coverage Ratio: The ratio of adjusted consolidated EBITDA for the most recently ended four fiscal quarters to consolidated fixed charges for the most recently ended four fiscal quarters cannot be less than 1.50 to 1.

•	Tangible Net Worth: Consolidated tangible net worth cannot be less than $55 million plus 80% of net offering proceeds.

•	Unhedged Variable Rate Debt: Consolidated unhedged variable rate debt (excluding the term loan) cannot exceed 25% of consolidated total asset value.

•

Distributions:  The Company is permitted to make distributions during any period of four fiscal quarters in an aggregate amount of up to (a) 105% of funds available for distribution for the period ending on June 30, 2019 and (b) 95% of funds available for distribution for any period thereafter.

Certain of the terms used in the foregoing descriptions of the financial covenants have the meanings given to them in the Term Loan Agreement.

The Term Loan Agreement includes customary events of default, in certain cases subject to customary cure periods. The occurrence of an event of default, following any applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the term loan to be immediately due and payable.

Some of the lenders in the Term Loan Agreement and/or their affiliates have other business relationships with the Company involving the provision of financial and bank-related services, including cash management and treasury services, and have participated in the Company’s prior debt financings and sales of securities.

ITEM 6.  EXHIBITS

10
2.1

Agreement and Plan of Merger, dated as of July 19, 2019, by and among NHT Operating Partnership, LLC, NHT REIT Merger Sub, LLC, NHT Operating Partnership II, LLC, the Company and Condor Hospitality Limited Partnership (incorporated by reference to Exhibit 2.1 filed with the Company’s Form 8-K dated July 18, 2019 (001-34087)).

3.1	Bylaws of the Company (incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K dated July 18, 2019 (001-34087)).
10.1

Fourth Amendment to Credit Agreement dated as of May 3, 2019 among Condor Hospitality Limited Partnership, as Borrower, the Company and the subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 filed with the Company’s Form 10-Q for the quarter ended March 31, 2019 (001-34087)).

10.2*

Fifth Amendment to Credit Agreement dated as of August 9, 2019 among Condor Hospitality Limited Partnership, as Borrower, the Company and the subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent.

10.3*

Term Loan Agreement dated as of August 9, 2019 among Condor Hospitality Limited Partnership, Spring Street Hotel Property LLC and Spring Street Hotel OpCo LLC, as Borrowers, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent.

10.4*	Unconditional Guaranty of Payment and Performance dated as of August 9, 2019 by the Company and Condor Hospitality REIT Trust to KeyBank National Association.
31.1*	Section 302 Certificate of Chief Executive Office
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
August 12, 2019
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

/s/ Arinn Cavey
Arinn Cavey
Chief Financial Officer and Chief Accounting Officer