Form 10-Q
period 2019-09-30
CONDOR HOSPITALITY TRUST, INC.
filed 2019-11-14
CIK 929545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
Commission file number: 001-34087
CONDOR HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)	52-1889548 (IRS Employer Identification Number)
4800 Montgomery Lane Ste. 220, Bethesda, MD 20814 (Address of principal executive offices) Telephone number: (402) 371-2520 Securities registered pursuant to Section 12(b) of the Act:

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

As of November 8, 2019 there were 11,920,217 shares of common stock, par value $.01 per share, outstanding.

Condor Hospitality Trust, Inc. and Subsidiaries

Table of Contents

PART I.  FINANCIAL INFORMATION

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share data)

	As of
	September 30, 2019	December 31, 2018

Assets
Investment in hotel properties, net	$224,376	$230,178
Investment in unconsolidated joint venture	4,649	5,866
Cash and cash equivalents	5,046	4,151
Restricted cash, property escrows	6,906	5,005
Accounts receivable, net	1,500	1,290
Prepaid expenses and other assets	1,131	2,227
Derivative assets, at fair value	428	639
Investment in hotel properties held for sale, net	-	4,092
Total Assets	$244,036	$253,448

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$7,993	$5,336
Dividends and distributions payable	145	2,330
Derivative liabilities, at fair value	498	-
Convertible debt, at fair value	1,199	1,000
Long-term debt, net of deferred financing costs	134,017	135,810
Long-term debt related to hotel properties held for sale, net of deferred financing costs	-	1,120
Total Liabilities	143,852	145,596

Equity
Shareholders' Equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series E, 925,000 shares authorized, $.01 par value, 925,000 shares outstanding, liquidation preference of $9,394 and $9,250	10,050	10,050
Common stock, $.01 par value, 200,000,000 shares authorized; 11,916,309 and 11,886,003 shares outstanding	119	119
Additional paid-in capital	232,627	231,805
Accumulated deficit	(143,277)	(134,970)
Total Shareholders' Equity	99,519	107,004
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $623 and $435	665	848
Total Equity	100,184	107,852

Total Liabilities and Equity	$244,036	$253,448

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue
Room rentals and other hotel services	$14,666	$15,462	$46,746	$49,975
Operating Expenses
Hotel and property operations	9,718	10,148	29,266	31,318
Depreciation and amortization	2,405	2,423	7,161	7,126
General and administrative	1,210	1,599	4,445	5,073
Acquisition and terminated transactions	1	96	15	186
Equity transaction and strategic alternatives	1,052	-	1,886	-
Total operating expenses	14,386	14,266	42,773	43,703
Operating income	280	1,196	3,973	6,272
Net gain (loss) on disposition of assets	(14)	3,716	9	5,587
Equity (loss) in earnings of joint venture	(84)	(41)	595	251
Net gain (loss) on derivatives and convertible debt	(223)	116	(916)	719
Other expense, net	(27)	(23)	(80)	(57)
Interest expense	(1,912)	(2,154)	(6,169)	(6,173)
Impairment recovery, net	-	-	-	93
Earnings (loss) before income taxes	(1,980)	2,810	(2,588)	6,692
Income tax expense	(8)	(132)	(655)	(315)
Net earnings (loss)	(1,988)	2,678	(3,243)	6,377
Loss (earnings) attributable to noncontrolling interest	10	(20)	17	(47)
Net earnings (loss) attributable to controlling interests	(1,978)	2,658	(3,226)	6,330
Dividends declared and undeclared on preferred stock	(145)	(145)	(434)	(434)
Net earnings (loss) attributable to common shareholders	$(2,123)	$2,513	$(3,660)	$5,896

Earnings (Loss) per Share
Total - Basic Earnings (Loss) per Share	$(0.18)	$0.21	$(0.31)	$0.50
Total - Diluted Earnings (Loss) per Share	$(0.18)	$0.21	$(0.31)	$0.49

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Three months ended September 30, 2018
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at June 30, 2018	925	$10,050	11,882	$119	$231,474	$(131,739)	$109,904	$1,449	$111,353
Stock-based compensation	-	-	2	-	232	-	232	-	232
Issuance of common stock	-	-	-	-	2	-	2	-	2
Dividends and distributions declared
Common Stock ($0.195 per share)	-	-	-	-	-	(2,317)	(2,317)	-	(2,317)
Series E Preferred Stock	-	-	-	-	-	(145)	(145)	-	(145)
Common Units ($0.00375 per unit)	-	-	-	-	-	-	-	(18)	(18)
Redemption of common units	-	-	-	-	42		42	(202)	(160)
Net earnings	-	-	-	-	-	2,658	2,658	20	2,678
Balance at September 30, 2018	925	$10,050	11,884	$119	$231,750	$(131,543)	$110,376	$1,249	$111,625

	Three months ended September 30, 2019
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at June 30, 2019	925	$10,050	11,911	$119	$232,405	$(141,154)	$101,420	$771	$102,191
Stock-based compensation	-	-	4	-	126	-	126	-	126
Dividends and distributions undeclared
Series E Preferred Stock	-	-	-	-	-	(145)	(145)	-	(145)
Redemption of common units	-	-	2	-	96	-	96	(96)	-
Net loss	-	-	-	-	-	(1,978)	(1,978)	(10)	(1,988)
Balance at September 30, 2019	925	$10,050	11,917	$119	$232,627	$(143,277)	$99,519	$665	$100,184

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Nine months ended September 30, 2018
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2017	925	$10,050	11,834	$118	$230,727	$(130,489)	$110,406	$1,408	$111,814
Stock-based compensation	-	-	22	-	722	-	722	-	722
Issuance of common stock	-	-	28	1	259	-	260	-	260
Issuance of common units	-	-	-	-	-	-	-	50	50
Dividends and distributions declared
Common Stock ($0.585 per share)	-	-	-	-	-	(6,950)	(6,950)	-	(6,950)
Series E Preferred Stock	-	-	-	-	-	(434)	(434)	-	(434)
Common Units ($0.011 per unit)	-	-	-	-	-	-	-	(54)	(54)
Redemption of common units	-	-	-	-	42	-	42	(202)	(160)
Net earnings	-	-	-	-	-	6,330	6,330	47	6,377
Balance at September 30, 2018	925	$10,050	11,884	$119	$231,750	$(131,543)	$110,376	$1,249	$111,625

	Nine months ended September 30, 2019
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2018	925	$10,050	11,886	$119	$231,805	$(134,970)	$107,004	$848	$107,852
Stock-based compensation	-	-	29	-	720	-	720	-	720
Dividends and distributions declared and undeclared
Common Stock ($0.39 per share)	-	-	-	-	-	(4,647)	(4,647)	-	(4,647)
Series E Preferred Stock	-	-	-	-	-	(434)	(434)	-	(434)
Common Units ($0.0075 per unit)	-	-	-	-	-	-	-	(22)	(22)
Redemption of common units	-	-	2	-	102	-	102	(144)	(42)
Net loss	-	-	-	-	-	(3,226)	(3,226)	(17)	(3,243)
Balance at September 30, 2019	925	$10,050	11,917	$119	$232,627	$(143,277)	$99,519	$665	$100,184

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited – In thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net earnings (loss)	$(3,243)	$6,377
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	7,161	7,126
Net gain on disposition of assets	(9)	(5,587)
Net (gain) loss on derivatives and convertible debt	916	(719)
Equity in earnings of joint venture	(595)	(251)
Distributions from cumulative earnings of joint venture	170	187
Amortization of deferred financing costs	981	1,080
Impairment recovery, net	-	(93)
Stock-based compensation expense	901	912
Provision for deferred taxes	613	294
Changes in operating assets and liabilities:
(Increase) decrease in assets	477	(623)
Increase in liabilities	2,233	532
Net cash provided by operating activities	9,605	9,235

Cash flows from investing activities:
Additions to hotel properties	(1,229)	(1,527)
Distributions in excess of cumulative earnings from joint venture	1,643	1,173
Hotel acquisitions	-	(35,643)
Net proceeds from sale of hotel assets	4,186	19,690
Net cash provided by (used in) investing activities	4,600	(16,307)

Cash flows from financing activities:
Deferred financing costs	(415)	(147)
Proceeds from long-term debt	1,500	35,318
Principal payments on long-term debt	(4,979)	(19,930)
Proceeds from common stock issuance	-	260
Redemption of common units	(42)	(160)
Tax withholdings on stock compensation	(181)	(190)
Cash dividends paid to common shareholders	(6,965)	(6,941)
Cash dividends paid to common unit holders	(34)	(54)
Cash dividends paid to preferred shareholders	(289)	(434)
Other items	(4)	-
Net cash provided by (used in) financing activities	(11,409)	7,722

Increase in cash, cash equivalents, and restricted cash	2,796	650
Cash, cash equivalents, and restricted cash beginning of period	9,156	10,335
Cash, cash equivalents, and restricted cash end of period	$11,952	$10,985

Supplemental cash flow information:
Interest paid	$5,197	$5,052
Income taxes paid, net of refunds	$67	$66

Schedule of noncash investing and financing activities:
Fair value of operating partnership common units issued in acquisitions	$-	$50

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“Condor”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of September 30,  2019, the Company owned 15 hotels in eight states, including one hotel owned through an 80% interest in an unconsolidated joint venture (the “Atlanta JV”).    References to the “Company”, “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.

The Company, through its wholly owned subsidiary Condor Hospitality REIT Trust, owns a controlling interest in Condor Hospitality Limited Partnership (the “operating partnership”), for which we serve as general partner.  The operating partnership, including its various subsidiaries, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of all properties held by TRS Leasing, Inc.) and conducts all of its operations. At September 30, 2019, the Company owned 99.5% of the common operating units (“common units”) of the operating partnership with the remaining common units owned by other limited partners.

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

Agreement and Plan of Merger

On July 19, 2019, the Company, the operating partnership, NHT Operating Partnership, LLC (“Parent”), NHT REIT Merger Sub, LLC (“Merger Sub”) and NHT Operating Partnership II, LLC (“Merger OP,” and together with Parent and Merger Sub, the “Parent Parties”), entered into an Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger OP will merge with and into the operating partnership (the “Partnership Merger”), and, Merger Sub will merge with and into the Company (the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Partnership Merger, Merger OP will survive and the separate existence of the operating partnership will cease. Upon completion of the Company Merger, the Company will survive and the separate existence of Merger Sub will cease. The Mergers and the other transactions contemplated by the Merger Agreement were unanimously approved by the Company’s Board of Directors (the “Company Board”).

Pursuant to the terms and conditions in the Merger Agreement, upon completion of the Company Merger, each share of the Company’s common stock (other than treasury shares and shares held by the Parent Parties, which will be cancelled and retired and will cease to exist with no consideration being delivered in exchange therefor), par value $0.01 per share (the “Company common stock”), will be converted into the right to receive $11.10 per share in cash, and each share of 6.25% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”) will be converted into the right to receive $10.00 in cash, each without interest and less any applicable withholding taxes.  Upon completion of the Partnership Merger, each common unit of partnership interest in the operating partnership

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

(excluding operating partnership common units held by the general partner of the operating partnership) will be converted into the right to receive $0.21346 in cash, without interest and less any applicable withholding taxes.

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

Pursuant to the terms of the Merger Agreement, the Company has agreed to exercise its right to acquire the remaining 20% equity interest of the Atlanta JV that it does not own, pursuant to the terms of the Atlanta JV organizational documents, with the purchase to be financed from the Company’s line of credit under its credit facility.  The acquisition of the remaining 20% equity interest of the Atlanta JV is expected to occur prior to the closing of the Mergers.

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

The consummation of the Mergers is subject to certain customary closing conditions, including, among others, adoption and approval of the Merger Agreement and the transactions contemplated by the Merger Agreement, including, without limitation, the Company Merger (collectively, the “Merger Proposal”) by the affirmative vote of (1) a majority of the votes entitled to be cast by the holders of the Company common stock, and (2) the holders of 75% of the outstanding Series E preferred stock, voting as separate classes (the “Company Shareholder Approval”). A shareholders’ meeting was held on September 23, 2019 at which Company Shareholder Approval was obtained.

The Merger Agreement restricts the Company’s ability to solicit other acquisition proposals (as defined in the Merger Agreement), or to provide information to or engage in discussions with third parties regarding other acquisition proposals. Subject to certain conditions, the Company Board of Directors was permitted to change its recommendation with respect to the Merger Proposal in response to a superior proposal (as defined in the Merger Agreement) and, upon payment of a $9,540 termination fee, to terminate the Merger Agreement and enter into an agreement with respect to a superior proposal; provided such superior proposal occurred no later than August 18, 2019.  However, no such proposal was received by that date.

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

During the term of the Merger Agreement, the Company may not pay cash dividends to holders of the Company common stock or the Series E Preferred Stock, except the Company is permitted to declare and pay a dividend to shareholders during the month in which an extension option for the closing of the transactions contemplated by the Merger Agreement is exercised by Parent, subject to limitations as set forth in the Merger Agreement and the disclosure schedule delivered therewith that sets forth a limitation on the amount of any such dividends, and is based on available prior month adjusted funds from operations as calculated pursuant to the Merger Agreement.  The holders of the Series E Preferred Stock have agreed to waive accrual of any unpaid dividends between signing and closing.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

On September 13, 2019, the Company and the other parties to the Merger Agreement entered into Amendment No. 1 (the “Amendment”) to the Merger Agreement.

In connection with the execution of the Debt Commitment Letter (defined below), Key (defined below) requested that customary provisions be added to the Merger Agreement regarding remedies of the Company against Key. Pursuant to Section 8.1 of the Merger Agreement, the Company, the operating partnership and the Parent Parties previously agreed that they would execute an amendment to add these customary provisions to the Merger Agreement in connection with the securing of committed financing. Other than as expressly modified by the Amendment, the Merger Agreement remains in full force and effect as originally executed.

On September 13, 2019, pursuant to Section 5.22 of the Merger Agreement, Parent delivered to the Company a commitment letter executed by KeyBank National Association (“Key”), together with all schedules and exhibits thereto (as modified, amended or supplemented from time to time, the “Debt Commitment Letter”), pursuant to which Key has committed to provide an approximately $181,260 senior secured term loan facility, on the terms and subject to the conditions set forth in the Debt Commitment Letter, for the purpose of funding a portion of the merger consideration and the obligations of the Parent Parties set forth in the Merger Agreement. The Debt Commitment Letter is customary in form and substance, and does not include any condition that is a “diligence out.” Accordingly, the amount set forth in the equity commitment letter delivered by Parent in connection with the Merger Agreement (the “Equity Commitment Letter”) was automatically and irrevocably reduced from $308,200 to $126,940. Key’s obligation to provide the debt financing under the Debt Commitment Letter is subject to customary conditions, including the following:

•	the concurrent closing of the Mergers in accordance in all material respects with the Merger Agreement;

•

the negotiation, execution and delivery of definitive documentation with respect to the debt financing consistent with the terms of the Debt Commitment Letter and which contain other provisions customary for this type of financing transaction;

•	the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) since September 13, 2019;

•	the funding of the equity commitment pursuant to, and on the conditions set forth in, the Equity Commitment Letter; and

•

all actions or documents necessary to establish that Key will have a perfected first-priority lien and security interest (subject to liens permitted under the loan documents) in the collateral granted by Parent and under the credit facility, including, without limitation, repayment of any existing indebtedness secured by the collateral, shall have been taken or executed and delivered.

The commitment of Key under the Debt Commitment Letter expires on November 15, 2019, and may be extended to January 8, 2020, subject to Parent continuing to satisfy all conditions contained in the Debt Commitment Letter and payment of a fee equal to 0.15% of the commitment amount.

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

Hotel operating revenues can be disaggregated into the following categories to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Rooms	$13,798	$14,710	$44,413	$47,598
Food and beverages	318	352	1,073	1,138
Other	550	400	1,260	1,239
Total revenue	$14,666	$15,462	$46,746	$49,975

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

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consisted of the following at September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
	Total	Held for sale	Held for use	Total
Land	$20,201	$2,304	$20,200	$22,504
Buildings, improvements, vehicle	206,950	4,462	206,821	211,283
Furniture and equipment	21,721	719	20,554	21,273
Initial franchise fees	1,784	25	1,784	1,809
Construction-in-progress	65	7	323	330
Right of use asset	221	-	-	-
Investment in hotel properties	250,942	7,517	249,682	257,199
Less accumulated depreciation	(26,566)	(3,425)	(19,504)	(22,929)
Investment in hotel properties, net	$224,376	$4,092	$230,178	$234,270

On January 1, 2019, the Company adopted ASU 842, Leases, and applied it prospectively. At adoption, the Company also elected the practical expedients which permitted it to not reassess its prior conclusions about lease

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

identification, classification, and initial direct costs. Consequently on January 1, 2019, the Company recognized right-of-use assets and related liabilities related to its operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates, with a weighted average rate of 5.20% at September 30, 2019.  The right-of-use assets and liabilities are amortized to rent expense, included in either Hotel and property operations expenses or General and administrative expenses depending on the nature of the lease, over the term of the underlying lease agreements.  The weighted average remaining life of the Company’s operating leases, including options to extend when it is reasonably certain the Company will exercise such options, was 3.9 years at September 30, 2019.

As of September 30, 2019, the Company's right-of-use assets, net of $221 are included in Investment in hotel properties, net and its related lease liabilities of $225 are presented in Accounts payable, accrued expenses, and other liabilities in the Company's consolidated balance sheets. The adoption of this standard had minimal impact on the Company's consolidated statements of operations.

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

Included in the consolidated statements of operations for the three and nine months ended September 30, 2018 are total revenues of $1,761 and $5,335, respectively, and total operating income of $253 and $1,420, respectively, related to the results of operations for the two hotels acquired in 2018 since the date of acquisition.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Nine months ended September 30, 2018
Total revenue	$50,618
Operating income	$6,601
Net earnings attributable to common shareholders	$6,091
Net earnings per share - Basic	$0.51
Net earnings per share - Diluted	$0.51

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

The purchase was partially funded with a $33,750 term loan secured by the property.  The term loan (the “Old Term Loan”), obtained from LoanCore Capital Credit REIT LLC, had an initial term of 24 months with three 12-month extension periods, which could be exercised at the Atlanta JV’s option subject to certain conditions and fees.  The first of these extension options was exercised by the Atlanta JV on September 9, 2018.    The loan was non-recourse to the Atlanta JV, subject to specified exceptions.  The loan was also non-recourse to Condor, except for certain customary carve-outs which are guaranteed by the Company.

On August 9, 2019, the operating partnership and the owner and lessee of the Aloft Atlanta hotel in the Atlanta JV (Spring Street Hotel Property LLC and Spring Street Hotel OpCo LLC, respectively), as Borrowers, closed on a $34,080 term loan pursuant to a term loan agreement with KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Agent for the Lenders (the “New Term Loan”).  The proceeds of the New Term Loan were used to repay the Old Term Loan, which was terminated following the repayment.  The New Term Loan is included in full on the balance sheet of the Atlanta JV at September 30, 2019.

The New Term Loan matures upon the earlier to occur of (a) consummation of the merger under the Merger Agreement (see Note 1) and (b) February 9, 2020.  The New Term Loan bears interest, at the Borrower’s option, at either LIBOR plus 2.25% or a base rate plus 1.25%.  The New Term Loan requires monthly interest payments and principal is due on the maturity date.  The Borrowers may, at any time, voluntarily prepay the New Term Loan in whole or in part without premium or penalty (other than customary LIBOR breakage costs).  The current interest rate on the New Term Loan on September 30, 2019 was 4.29%.  The New Term Loan is secured by a first priority lien and security interest on the Aloft Atlanta hotel and the tangible and intangible personal property used in connection with such hotel, including inventory, equipment, fixtures, accounts and general intangibles.  The New Term Loan is guaranteed by the Company and certain of its subsidiaries.

Under the Atlanta JV agreement, the Atlanta JV is managed by TWC in accordance with business plans and budgets approved by both partners.  Major decisions as detailed in the agreement also require joint approval.  Condor may remove TWC as manager of the Atlanta JV and appoint a new manager only upon the occurrence of certain events.  The Atlanta Aloft hotel is managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC.  The Atlanta JV paid to Boast total management fees of $91 and $92 for the three months ended September 30, 2019 and 2018, respectively, and $303 and $283 for the nine months ended September 30, 2019 and 2018, respectively.

Net cash flow from the Atlanta JV is distributed each quarter first with a 10% annual preferred return on capital contributions to Condor, second with a 10% annual preferred return on capital contributions to TWC, and third with any remainder distributed to the partners based on their pro-rata equity ownership. Profits are allocated in the same proportion as net cash flow. Losses are allocated based on pro-rata equity ownership. Cash distributions totaling

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

$960 and $400 in the three months ended September 30, 2019 and 2018, respectively, and $1,813 and $1,360 in the nine months ended September 30, 2019 and 2018, respectively, were received by the Company from the Atlanta JV.

The Atlanta JV agreement also includes buy-sell rights for both members (generally after three years of hotel ownership for Condor and after five years for TWC) and Condor has a purchase option for TWC’s Atlanta JV ownership interest exercisable between the third and fifth anniversary of the hotel closing.

The following table represents the total assets, liabilities, and equity, including the Company’s share, of the Atlanta JV as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
Investment in hotel properties, net	$45,916	$46,933
Cash and cash equivalents	426	913
Restricted cash, property escrows	0	366
Accounts receivable, prepaid expenses, and other assets	469	294
Total Assets	$46,811	$48,506

Accounts payable, accrued expenses, and other liabilities	$1,105	$1,375
Land option liability	6,190	6,190
Long-term debt, net of deferred financing costs	33,705	33,608
Total Liabilities	41,000	41,173
Condor equity	4,649	5,866
TWC equity	1,162	1,467
Total Equity	5,811	7,333
Total Liabilities and Equity	$46,811	$48,506

The table below provides the components of net earnings, including the Company’s share of the Atlanta JV, for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue
Room rentals and other hotel services	$3,057	$3,106	$10,115	$9,484
Operating Expenses
Hotel and property operations	1,943	2,097	6,020	6,110
Depreciation and amortization	374	362	1,119	1,083
Total operating expenses	2,317	2,459	7,139	7,193
Operating income	740	647	2,976	2,291
Net loss on disposition of assets	(2)	(19)	(2)	(36)
Net loss on derivative	-	-	(1)	-
Interest expense	(671)	(679)	(2,057)	(1,941)
Loss on extinguishment of debt	(172)	-	(172)	-
Net earnings (loss)	$(105)	$(51)	$744	$314

Condor allocated earnings (loss)	$(84)	$(41)	$595	$251
TWC allocated earnings (loss)	(21)	(10)	149	63
Net earnings (loss)	$(105)	$(51)	$744	$314

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 5.  DISPOSITIONS OF HOTEL PROPERTIES

As of September 30, 2019, the Company had no hotels classified as held for sale.  At December 31, 2018, the Company had one hotel held for sale.

During the three months ended September 30, 2019, the Company sold no hotels.  During the three months ended September 30, 2018, the Company sold one hotel resulting in a total gain of $3,722.    During the nine months ended September 30, 2019 and 2018, the Company sold one hotel and four hotels, respectively, resulting in total gains of $62 and $5,706,  respectively.  One of the hotels sold during the first quarter of 2018 had been previously impaired and a recovery of impairment totaling $93 was recognized upon the sale.

NOTE 6.  LONG-TERM DEBT

Long-term debt related to wholly owned properties, including debt related to hotel properties held for sale, consisted of the following loans payable at September 30, 2019 and December 31, 2018:

Lender	Balance at September 30, 2019	Interest rate at September 30, 2019	Maturity	Amortization provision	Properties encumbered at September 30, 2019	Balance at December 31, 2018
Fixed rate debt
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18	$8,684	4.54%	08/2024	25 years	1	$8,817
Great Western Bank (1)	13,380	4.33%	12/2021 (5)	25 years	1	13,615
Great Western Bank (1)	1,027	4.33%	12/2021 (5)	7 years	-	1,171
Total fixed rate debt	23,091					23,603

Variable rate debt
Wells Fargo	25,723	4.49% (2)	11/2022 (6)	30 years	3	26,048
KeyBank credit facility (3)	86,845	4.55% (4)	10/2020 (7)	Interest only	9	89,487
Total variable rate debt	112,568				14	115,535

Total long-term debt	$135,659					$139,138
Less: Deferred financing costs	(1,642)					(2,208)
Total long-term debt, net of deferred financing costs	134,017					136,930
Less: Long-term debt related to hotel properties held for sale, net of deferred financing costs of $0 and $18	-					(1,120)
Long-term debt related to hotel properties held for use, net of deferred financing costs of $1,642 and $2,190	$134,017					$135,810

 (1) Both loans are collateralized by Aloft Leawood.

(2) Variable rate of 30-day LIBOR plus 2.39%,  effectively fixed at 4.44% after giving effect to interest rate swap (see Note 8).

(3) $150,000 credit facility that includes an accordion feature that would allow the credit facility to be increased to $400,000 with additional lender commitments. Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility.  Total unused availability under this credit facility was $9,020 at September 30, 2019.  The commitment fee on unused facility is 0.20%.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Total
Remainder of 2019	$299
2020	88,076
2021	14,344
2022	24,886
2023	214
Thereafter	7,840
Total	$135,659

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

As of September 30, 2019, we are not in default of any of our loans.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The Company has made an irrevocable election to record this convertible debt in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of this Note. As such, gains and losses on the Note are included in net gain on derivatives and convertible debt within net earnings each reporting period. Gains (losses) related to this Note were recognized totaling ($127) and $1 during the three months ended September 30, 2019 and 2018, respectively, and totaling ($199) and $20 during the nine months ended September 30, 2019 and 2018, respectively.  The fair value of the Note is determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options. The fair value of the Note on the date of issuance was determined to be equal to its principal amount. Interest expense related to this Note is recorded separately from other changes in its fair value within interest expense each period.

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of September 30, 2019:

	Fair value as of September 30, 2019	Unpaid principal balance as of September 30, 2019	Fair value carrying amount over/(under) unpaid principal
6.25% Convertible Debt	$1,199	$1,012	$187

NOTE 8. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At September 30, 2019, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired properties in 2018 (see Note  3),  in the valuation of the stock-based compensation grants (see Note 12), and in the assessment of impaired and potentially impaired hotels during the three and nine months ended September 30, 2019 and 2018.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on expectations of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at September 30, 2019 and/or December 31, 2018 are as follows:

Associated debt	Type	Terms	Effective Date	Maturity Date		Notional amount at September 30, 2019		Notional amount at December 31, 2018
Wells Fargo	Swap	Swaps 30-day LIBOR for fixed rate of 2.053%	11/2017	11/2022		$25,723 (1)		$26,048 (1)
Credit facility	Cap	Caps 30-day LIBOR at 2.50%	03/2017	03/2019	$	Not applicable		$50,000
Credit facility	Cap	Caps 30-day LIBOR at 3.35%	4/1/2019	10/2020		$30,000	$	Not applicable

(1)	Notional amount amortizes consistently with the principal amortization of the associated loan.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

All derivatives recognized by the Company are reported as derivative assets on the consolidated balance sheets and are adjusted to their fair value at each reporting date. All gains and losses on derivative instruments are included in net gain on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the consolidated statements of operations. Net gains (losses) of ($96) and $115 for the three months ended September 30, 2019 and 2018, respectively, and ($717) and $699 for the nine months ended September 30, 2019, respectively, were recognized related to derivative instruments.

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial assets and (liabilities) carried at fair value and measured on a recurring basis:

	Fair value at
	September 30, 2019	Level 1	Level 2	Level 3
Interest rate derivatives	$(498)	$-	$(498)	$-
Series E Preferred embedded redemption option	428	-	-	428
Convertible debt	(1,199)	-	-	(1,199)
Total	$(1,269)	$-	$(498)	$(771)

	Fair value at
	December 31, 2018	Level 1	Level 2	Level 3
Interest rate derivatives	$350	$-	$350	$-
Series E Preferred embedded redemption option	289	-	-	289
Convertible debt	(1,000)	-	-	(1,000)
Total	$(361)	$-	$350	$(711)

There were no transfers between levels during the three or nine months ended September 30, 2019 or 2018.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the consolidated statements of operations during the periods:

	Three months ended September 30,
	2019			2018
	Series E Preferred embedded redemption option	Convertible debt	Total	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$398	$(1,072)	$(674)	$266	$(1,050)	$(784)
Net gains (losses) recognized in earnings	30	(127)	(97)	(16)	1	(15)
Fair value, end of period	$428	$(1,199)	$(771)	$250	$(1,049)	$(799)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$30	$(127)	$(97)	$(16)	$1	$(15)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Nine months ended September 30,
	2019			2018
	Series E Preferred embedded redemption option	Convertible debt	Total	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$289	$(1,000)	$(711)	$314	$(1,069)	$(755)
Net gains (losses) recognized in earnings	139	(199)	(60)	(64)	20	(44)
Fair value, end of period	$428	$(1,199)	$(771)	$250	$(1,049)	$(799)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$139	$(199)	$(60)	$(64)	$20	$(44)

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

	Carrying value as of		Estimated fair value as of
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Held for use	$134,017	$135,810	$134,404	$134,773
Held for sale	-	1,120	-	1,120
Total	$134,017	$136,930	$134,404	$135,893

Impaired Hotel Properties

In the performance of impairment analysis for both held for sale and held for use properties, fair value is determined with the assistance of independent real estate brokers and through the use of operating results and revenue multiples based on the Company’s experience with hotel sales as well as available industry information.  For held for sale properties, estimated selling costs are based on our experience with similar asset sales.  These are considered Level 3 measurements. The amount of impairment and recovery of previously recorded impairment recognized in the nine months ended September 30, 2018 is shown in the table below:

	Nine months ended September 30, 2018
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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

There were no sales of common stock under the ATM program during the three or nine months ended September 30, 2019 or during the three months ended September 30, 2018.  During the nine months ended September 30, 2018, the Company sold 28,474 shares of common stock under the ATM program at an average sales price of $10.40 per share for gross proceeds totaling $296 and net proceeds totaling $260.  Since the inception of the ATM program, the Company has sold 197,478 shares of common stock at an average sales price of $10.18 per share for gross proceeds totaling $2,011 and net proceeds totaling $1,879.

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

Our ownership interest in the operating partnership was 99.5% as of September 30, 2019 and December 31, 2018.  At September 30, 2019 and December 31, 2018,  2,929,710 and 3,281,124 common units owned by minority interest holders were outstanding, all of which were held by limited partners.  The total redemption value for the common units was $623 and $435 at September 30, 2019 and December 31, 2018, respectively.

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

During the three months ended September 30, 2019, 91,729 common units were converted into 1,765 shares of common stock.  Additionally, during the nine months ended September 30, 2019, an additional 259,685 common units were redeemed for cash totaling $42.  During the three and nine months ended September 30, 2018, 800,000 common units were redeemed for cash totaling $160.

NOTE 12.  STOCK-BASED COMPENSATION

The Company currently has in place the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 761,538 following an amendment to the plan to increase the number of available shares by 300,000 that was approved by shareholders on May 17, 2018 at the annual meeting of shareholders.  As of September 30, 2019, there were 552,588 common shares available for issuance under the 2016 Stock Plan.

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

Service Condition Share Awards

From time to time, the Company awards restricted shares of common stock to employees, officers, and members of the Board of Directors under the 2016 Stock Plan.  These shares generally vest ratably over five years for employees and officers and three years for members of the Board of Directors based on continued service or employment.  Dividends paid on these restricted shares during the vesting period are not forfeited in the event that the shares fail to vest. The following table presents a summary of the service condition unvested share activity for the nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30,
	2019		2018
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Unvested at December 31	76,500	$10.48	95,832	$10.54
Granted	20,701	$8.33	22,215	$10.26
Vested	(45,001)	$9.89	(25,540)	$10.59
Forfeited	(1,407)	$9.23	(11,644)	$10.33

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Unvested at September 30	50,793	$10.16	80,863	$10.48

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

A total of 3,976 and 2,418 shares were issued during the three months ended September 30, 2019 and 2018, respectively, and 12,078 and 8,430 were issued during the nine months ended September 30, 2019 and 2018, respectively, to independent directors under the 2016 Stock Plan with respect to these fees.

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation, including LTIP units, related to employees and directors for the three months ended September 30, 2019 and 2018 was $141 and $247, respectively,  and for the nine months ended September 30, 2019 and 2018 was $901 and $912, respectively, all of which is included in general and administrative expense. Total unrecognized compensation cost related to all awards at September 30, 2019 was $612, which is expected to be recognized over a weighted-average remaining service period of 2.6 years.

NOTE 13.  INCOME TAXES

During the three months ended September 30, 2019 and 2018, income tax expense totaling $8 and $132, respectively, was recognized primarily related to income earned by the TRS.  During the nine months ended September 30, 2019 and 2018, income tax expense totaled $655 and $315, respectively.  Management believes the combined federal and state effective income tax rate for the TRS will be approximately 26%.

After consideration of limitations related to a change in control as defined under Code Section 382, the TRS’s net operating loss carryforward at September 30, 2019 as determined for federal income tax purposes was $3,290.   The availability of the loss carryforwards will expire from 2027 through 2034, with an indefinite carryforward for losses arising after December 31, 2017.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator: Basic
Net earnings (loss) attributable to common shareholders	$(2,123)	$2,513	$(3,660)	$5,896
Less: Allocation to participating securities	-	(17)	(28)	(52)
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$(2,123)	$2,496	$(3,688)	$5,844

Numerator: Diluted
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$(2,123)	$2,496	$(3,688)	$5,844
Interest and fair value adjustment on Convertible Debt	-	15	-	28

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Total Diluted	$(2,123)	$2,511	$(3,688)	$5,872

Denominator
Weighted average number of common shares - Basic	11,862,204	11,800,908	11,842,746	11,776,591
Performance Based Share Awards	-	-	-	5,714
Convertible Debt	-	97,269	-	97,269
Weighted average number of common shares - Diluted	11,862,204	11,898,177	11,842,746	11,879,574

Earnings per Share
Basic Earnings (Loss) per Share	$(0.18)	$0.21	$(0.31)	$0.50
Diluted Earnings (Loss) per Share	$(0.18)	$0.21	$(0.31)	$0.49

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Unvested restricted stock	52,847	82,865	67,149	91,398
Warrants - Employees (2)	-	-	-	14,781
Series E Preferred Stock	668,111	668,111	668,111	668,111
Convertible debt	97,269	-	97,269	-
Operating partnership common units (1)	57,740	91,496	59,190	91,210
Total potentially dilutive securities excluded from the denominator	875,967	842,472	891,719	865,500

(1)

Common units of the operating partnership have been omitted from the denominator for the purpose of computing diluted EPS since the effect of including these amounts in the numerator and denominator would have no impact on calculated EPS.

(2)	Amounts above are weighted average amounts outstanding for the periods presented. These instruments were no longer outstanding at September 30, 2019.

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

Each of the management companies employed by the TRS at September 30, 2019 receives a base monthly management fee of 3.0% to 3.5% of hotel revenue, with incentives for performance, which increase such fee to a maximum of 5.0% of hotel revenue. Base management fees totaled $438 and $454, respectively, for the three months ended September 30, 2019 and 2018, and $1,384, and $1,473, respectively, for the nine months ended September 30, 2019 and 2018, all of which was included as hotel and property operations expense.  Incentive management fees totaled $63 and $29, respectively, for the three months ended September 30, 2019 and 2018, and $140 and $210, respectively, for the nine months ended September 30, 2019 and 2018.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The management agreements generally have initial terms of one to three years and renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term. The Company may terminate a management agreement, subject to cure rights, if certain performance metrics tied to both individual hotel and total managed portfolio performance are not met. The Company may also terminate a management agreement with respect to a hotel at any time without reason, either with or without payment of a termination fee (depending on the agreement). The management agreements terminate with respect to a hotel upon sale of the hotel, subject to certain notice requirements.

Franchise Agreements

As of September 30, 2019,  all of our properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue. The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term. Franchise fee expense totaled $1,130 and $1,159 for the three months ended September 30, 2019 and 2018, respectively, and $3,603 and $3,676, for the nine months ended September 30, 2019 and 2018, respectively, and all of which was included as hotel and property operations expense.

The franchisor of two of our hotels advised us in 2019 that both of the hotels have dropped below the required level for guest satisfaction surveys, and that if the hotels do not achieve compliance, it reserves the right to elect to terminate the relevant franchise agreement.  The Company is actively addressing the matter relating to the surveys and has plans in place which it believes will resolve these issues.

Leases

The Company has no land lease agreements in place related to properties owned at September 30, 2019.

The Company entered into three new office lease agreements in 2016, replacing all existing office lease agreements. These leases expire in 2019 through 2021 and have combined rent expense of approximately $154 annually. Office lease expense totaled $39 and $43 in the three months ended September 30, 2019 and 2018, respectively, and $118 and $121 in the nine months ended September 30, 2019 and 2018, respectively, and is included in general and administrative expense.  The Company also has in place operating leases for miscellaneous equipment at its hotel properties.

The maturity of the lease liabilities for the Company’s operating leases is as follows:

Maturity of lease liabilities
Year ended December 31,
Remainder of 2019	$24
2020	91
2021	81
2022	20
2023	4
Thereafter	30
Total lease payments	$250
Less: Imputed interest	(25)
Present value of lease liabilities	$225

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

On August 20, 2019, a putative class action complaint was filed against the Company and each of the Company directors, the operating partnership, Parent, Merger Sub, Merger OP and NHT in the United States District Court for the District of Delaware under the caption Graham v. Condor Hospitality Trust, Inc., et al., Civil Action No. 1:19-cv-01552. A second putative class action complaint was filed on August 23, 2019 against the Company and each of the Company directors, the Operating Partnership, Parent, Merger Sub and Merger OP in the United States District Court for the District of Delaware under the caption Sabatini v. Condor Hospitality Trust, Inc., et al.,  Civil Action No. 1:19-cv-01564. On August 26, 2019, a third putative class action was filed against the Company and each of the Company’s directors in the United States District Court for the Southern District of New York under the caption Raul v. Condor Hospitality Trust, Inc., et al., Civil Action No. 1:19-cv-07968.  These complaints (collectively, the “Merger Litigation”) assert claims, purportedly brought on behalf of a class of shareholders, under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9, and allege that the preliminary proxy statement filed by the Company with the SEC on Schedule 14A with respect to the special shareholders meeting for approval and adoption of the Merger Agreement contained materially incomplete and misleading disclosures relating to, in pertinent part, financial analyses performed by the Company’s financial advisor, financial projections, the sale process leading to the proposed transactions and potential financial advisor conflicts. Each of the complaints seek, among other things, injunctive relief enjoining defendants from taking steps to consummate the proposed transactions and damages, along with fees and costs.  The defendants believe that the claims asserted in these suits are without merit and intend to defend against them vigorously.

The Company filed a Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2019 (the “Definitive Proxy Statement”) and mailed to Company shareholders in connection with the solicitation of proxies for use at the special meeting of shareholders of the Company held on September 23, 2019.  While the Company believes that no supplemental disclosure was required to be made to Definitive Proxy Statement under applicable law and that the claims asserted in the Merger Litigation are without merit, in order to avoid the risk of the Merger Litigation delaying or adversely affecting the Company merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the Company determined to voluntarily supplement the Definitive Proxy Statement on September 16, 2019. The named plaintiffs in the Merger Litigation (“Plaintiffs”) have agreed to request voluntary discontinuance of the Merger Litigation with prejudice as to Plaintiffs only, and without prejudice as to the putative class, within three business days of the closing of the transactions contemplated by the Merger Agreement.

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

Background

Condor Hospitality Trust, Inc. (“Condor” or the “Company”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of September 30, 2019, the Company owned 15 hotels, representing 1,908 rooms, in eight states, including one hotel owned through an 80% interest in an unconsolidated joint venture (“Atlanta JV”).

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (the “operating partnership”), for which we serve as general partner. As of September 30, 2019, we owned approximately 99.5% of the common operating units (“common units”) in the operating partnership.  In the future, the operating partnership may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

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

Overview

Agreement and Plan of Merger

On July 19, 2019, the Company and the operating partnership entered into an Agreement and Plan of Merger under which, if consummated, the Company’s common shareholders will receive $11.10 per share in cash, and the holders of the Company’s 6.25% Series E Cumulative Convertible Preferred Stock will receive $10.00 per share in cash, in each case, less any required withholding.  The details of this Agreement and Plan of Merger are further discussed below with Liquidity, Capital Resources, and Equity Transactions.

Completion of the transaction, which is expected to occur in the fourth quarter of 2019, is subject to customary closing conditions. There can be no assurances that any such conditions will be satisfied or waived or that the acquisition of the Company will be completed.

Financial Highlights

Revenue in the three months ended September 30, 2019 totaled $14.7 million, a decrease of $0.8 million, or 5.1%, from the comparable period in 2018.  This decrease was primarily the result of revenue related to properties sold between the periods totaling $0.8 million in the third quarter of 2018.  Between these quarters, same-store Revenue per Available Room (“RevPAR”) decreased 0.3%.  Additionally, net earnings (loss) attributable to common shareholders decreased to ($2.1 million), or ($0.18) per diluted share, compared to $2.5 million, $0.21 per diluted share, in the prior year.  The largest drivers of the decrease in net earnings (loss) were a decrease in gains on the disposition of assets of $3.7 million, an increase in net losses on derivatives and convertible debt of $0.3 million, and expenses related to equity transactions and strategic alternatives of $1.1 million in the third quarter of 2019.

Adjusted Funds from Operations (“AFFO”) was $2.6 million, increased from $2.2 million in prior year.  Hotel Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) decreased to $5.9 million from $6.2 million, a decrease of $0.3 million, or 4.5%.  Similarly to revenue, this decrease in hotel EBITDA was driven by hotel EBITDA recognized on properties sold between the periods totaling $0.3 million.

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

Balance Sheet Activity

As of September 30, 2019, the Company had cash and cash equivalents (including restricted cash) of $12.0 million and available revolver borrowing capacity of $9.0 million.  As of September 30, 2019, the Company had total outstanding long-term debt of $135.7 million, all of which was associated with assets held for use, with a weighted average maturity of 1.8 years and a weighted average interest rate of 4.52%.

Dividends

Pursuant to the Agreement and Plan of Merger, the Company will not pay cash dividends to holders of Company common shares and Series E Preferred Stock, except in certain circumstances.  See Liquidity, Capital Resources, and Equity Transactions below.

Hotel Property Portfolio and Activity

Hotel Property Portfolio

The following table sets forth certain information with respect to the hotels owned by us as of September 30, 2019:

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

All of our properties are encumbered by either our $150.0 million secured revolving credit facility (the “credit facility”) or by mortgage debt at September 30, 2019.

Dispositions

Consistent with our strategic repositioning, the following hotel sale was executed in the nine months ended September 30, 2019:

Date of sale	Location	Brand	Condor lender	Number of rooms	Gross proceeds (in thousands)
03/22/2019	Solomons, MD	Quality Inn	Credit facility	59	$4,320

The net proceeds, after the payment of related expenses, from this disposition totaled $4.2 million.  All net proceeds were used to repay borrowings under the credit facility.

Based on the criteria discussed in the footnotes to the consolidated financial statements, at December 31, 2018, the Company had one hotel held for sale.  As of September 30, 2019, subsequent to the sale of the Solomons Quality Inn during the first quarter of 2019, the Company had no hotels classified as held for sale.

Operating Performance Metrics

The following tables present our same-store occupancy,  average daily rate (“ADR”), and RevPAR for all our hotels owned at September 30, 2019.  Same-store occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented.  Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited or reviewed by our independent auditors.  The performance metrics for the hotel acquired through our Atlanta JV, also presented below, reflect 100% of the operating results of the property, including our interest and the interest of our partner.

	Three months ended September 30,
	2019			2018
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly owned new investment platform properties	77.89%	$118.13	$92.01	79.13%	$116.21	$91.95
Atlanta Aloft JV	79.16%	$138.00	$109.24	76.16%	$147.26	$112.16
Total Same-Store Portfolio	78.06%	$120.81	$94.31	78.73%	$120.21	$94.64

	Nine months ended September 30,
	2019			2018
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly owned new investment platform properties	80.24%	$122.58	$98.36	81.39%	$120.85	$98.36
Atlanta Aloft JV	79.70%	$154.97	$123.52	78.94%	$147.26	$116.24
Total Same-Store Portfolio	80.17%	$126.87	$101.71	81.06%	$124.28	$100.74

Total same-store RevPAR decreased by 0.3% in the third quarter of 2019, driven by a decrease in occupancy of 0.9% which was partially offset by an increase in ADR of 0.5%.  In the third quarter, the largest RevPAR changes related to the San Antonio SpringHill Suites (decrease of 9.4%), the Southaven Home2 Suites (increase of 12.9%), and the El Paso Fairfield Inn (increase of 13.1%).  At the San Antonio SpringHill Suites, the decrease was driven by a weaker 2019 convention and events schedule and the timing of athletic events when compared to 2018.  At the Southaven Home2 Suites, in the third quarter of 2018 a significant piece of extended stay business was lost unexpectedly due to a business relocation.  That business has since been successfully replaced in what is a strong overall market.  At the El Paso Fairfield Inn, the increase in RevPAR was driven by both increases in occupancy (7.3%) and ADR (5.4%) resulting from increased business in the market due to border and immigration issues and increased activity at Fort Bliss.

Total same-store RevPAR increased by 1.0% during the nine months ended September 30, 2019, driven by a 2.1% increase in ADR which was partially offset by a decrease in occupancy of 1.1%.  The largest RevPAR increases during this period were the El Paso Fairfield Inn (increase of 10.6%) and the Southaven Home2 Suites (increase of 9.1%).  These increases were partially offset by decreases in RevPAR at the Austin TownePlace Suites (decrease of 12.5%) and the San Antonio SpringHilll Suites (decrease of 10.0%).  The conditions effecting the San Antonio SpringHill Suites, the Southaven Home2 Suites, and the El Paso Fairfield Inn in the nine month period were similar to those effecting third quarter performance as discussed above.  At the Austin TownePlace Suite, the decrease in RevPAR was due to both decreased occupancy (8.0%) and ADR (4.9%) and was attributable to the loss of FEMA business in the market in 2018 following the 2017 hurricane season as well as additional supply entering the market.

Results of Operations

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018 (in thousands)

	Three months ended September 30,
	2019	2018	Variance
Revenue	$14,666	$15,462	$(796)
Hotel and property operations expense	(9,718)	(10,148)	430
Depreciation and amortization expense	(2,405)	(2,423)	18
General and administrative expense	(1,210)	(1,599)	389
Acquisition and terminated transactions expense	(1)	(96)	95
Equity transaction and strategic alternatives	(1,052)	-	(1,052)
Net gain (loss) on disposition of assets	(14)	3,716	(3,730)
Equity (loss) in earnings of joint venture	(84)	(41)	(43)
Net gain (loss) on derivatives and convertible debt	(223)	116	(339)
Other expense, net	(27)	(23)	(4)
Interest expense	(1,912)	(2,154)	242
Income tax expense	(8)	(132)	124
Net earnings (loss)	$(1,988)	$2,678	$(4,666)

Revenue

Revenue decreased by a total of $796, or 5.1%, as a result of decreased revenue from properties sold during and between the periods of $825.  Revenue related to new investment platform properties owned throughout both periods increased slightly in total by $29.

Operating Expenses and Interest Expense

Hotel and property operations expense also decreased by $430, also primarily as a result of decreased expenses from properties sold during and between the periods of $551.  In total, hotel and property operations expenses increased as a percentage of total revenue from 65.6% to 66.2%.

Interest expense decreased in total by $242, with a decrease in debt outstanding as a result of the smaller property portfolio being offset by an increase in the weighted average interest rate on total debt outstanding due to changing market conditions (from 4.90% at September 30, 2018 to 4.52% at September 30, 2019).

General and administrative expense decreased by $389 driven by decreased compensation costs.

In the third quarter of 2019, $1,052 of expenses were recognized as equity transaction and strategic alternatives expenses which include costs incurred related to the Company’s strategic alternatives initiative that generated the Agreement and Plan of Merger discussed further below with Liquidity, Capital Resources, and Equity Transactions.

Net Gain (Loss) on Disposition of Assets

During the three months ended September 30, 2019 and 2018, the Company sold no hotels and one hotel, respectively, resulting in total gains of $0 and $3,722,  respectively.  The net gains (losses) appearing in the financial statements also include net losses on disposals due to repairs, replacements, and other renovations.

Net Gain (Loss) on Derivatives and Convertible Debt

The change in net gain (loss) on derivatives and convertible debt was driven by changes in value of the Company’s interest rate swap on its Wells Fargo debt which is adjusted to fair market value each period.  Due to differences in the interest rate environment, during the third quarter of 2018, the Company recognized an unrealized gain of $133 on this instrument while in the third quarter of 2019, an unrealized loss of $126 was recognized.

Income Tax Expense

Income tax expense in both periods was driven primarily by income earned by the TRS.  Management believes the combined federal and state income tax rate for the TRS will be approximately 26% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018 (in thousands)

	Nine months ended September 30,
	2019	2018	Variance
Revenue	$46,746	$49,975	$(3,229)
Hotel and property operations expense	(29,266)	(31,318)	2,052
Depreciation and amortization expense	(7,161)	(7,126)	(35)
General and administrative expense	(4,445)	(5,073)	628
Acquisition and terminated transactions expense	(15)	(186)	171
Equity transaction and strategic alternatives	(1,886)	-	(1,886)
Net gain on disposition of assets	9	5,587	(5,578)
Equity in earnings of joint venture	595	251	344
Net gain (loss) on derivatives and convertible debt	(916)	719	(1,635)
Other expense, net	(80)	(57)	(23)
Interest expense	(6,169)	(6,173)	4
Impairment recovery, net	-	93	(93)
Income tax expense	(655)	(315)	(340)
Net earnings (loss)	$(3,243)	$6,377	$(9,620)

Revenue

Revenue decreased by a total of $3,229, or 6.5%, primarily as a result of decreased revenue from properties sold during and between the periods of $3,850 which was partially offset by revenue from properties acquired during the first quarter of 2018 which increased by $637.  Revenue related to new investment platform properties owned throughout both periods remained almost entirely consistent, decreasing in total by $16.

Operating Expenses and Interest Expense

Hotel and property operations expense also decreased by $2,052 as a result of decreased expenses from properties sold during and between the periods of $2,785 which was partially offset by expenses from properties acquired during the first quarter of 2018 which increased by $352.  In total, hotel and property operations expenses remained consistent as a percentage of total revenue at 62.6% in both periods.

Interest expense remained relatively consistent between the periods, decreasing by $4, with a decrease in debt outstanding as a result of the smaller property portfolio being more effectively offset by a higher effective interest rate throughout the nine month period ended September 30, 2019.

General and administrative expense decreased by $628 between the periods largely due to decreased compensation costs as well as decreased miscellaneous costs as a result of decreased transactional activity.

In the second and third quarters of 2019, $1,886 of expenses were recognized as Equity transaction and strategic alternatives expenses which included the removal of previously capitalized costs related to the Company’s shelf registration and at-the-market offering program and costs incurred related to the Company’s strategic alternatives initiative that generated the Agreement and Plan of Merger discussed further below with Liquidity, Capital Resources, and Equity Transactions.

Net Gain on Disposition of Assets and Impairment Recovery, net

During the nine months ended September 30, 2019 and 2018, the Company sold one hotel and four hotels, respectively, resulting in total gains of $62 and $5,706 respectively.  The net gains (losses) appearing in the financial statements also include net losses on disposals due to repairs, replacements, and other renovations.  One of the properties sold in the first quarter of 2018 had been previously impaired and a recovery of impairment of $93 was recognized upon the sale.

Equity in Earnings of Joint Venture

The increase in equity in earnings of joint venture was due to the significantly increased operating performance of the Atlanta Aloft hotel in 2019, which was largely due to the 2019 Super Bowl being held in the market.

Net Gain (Loss) on Derivatives and Convertible Debt

The change in net gain (loss) on derivatives and convertible debt was driven by changes in value of the Company’s interest rate swap on its Wells Fargo debt which is adjusted to fair market value each period.  Due to differences in the interest rate environment, during the first three quarters of 2018, the Company recognized an unrealized gain of $275 on this instrument while in the three quarters of 2019, an unrealized loss of $845 was recognized.

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

The following table reconciles net earnings (loss) to FFO and AFFO for the three and nine months ended September 30, 2019 and 2018 (in thousands). All amounts presented include our portion of the results of our unconsolidated Atlanta JV.

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net earnings (loss) to FFO and AFFO	2019	2018	2019	2018
Net earnings (loss)	$(1,988)	$2,678	$(3,243)	$6,377
Depreciation and amortization expense	2,405	2,423	7,161	7,126
Depreciation and amortization expense from JV	299	289	895	866
Net (gain) loss on disposition of assets	14	(3,716)	(9)	(5,587)
Net loss on disposition of assets from JV	2	15	2	29
Impairment recovery, net	-	-	-	(93)
FFO	732	1,689	4,806	8,718
Dividends declared and undeclared on preferred stock	(145)	(145)	(434)	(434)
FFO attributable to common shares and common units	587	1,544	4,372	8,284
Net loss (gain) on derivatives and convertible debt	223	(116)	916	(719)
Net loss on derivatives from JV	-	-	1	-
Acquisition and terminated transactions expense	1	96	15	186
Equity transaction and strategic alternatives	1,052	-	1,886	-
Stock-based compensation expense	141	247	901	912
Amortization of deferred financing fees	286	363	981	1,080
Amortization of deferred financing fees from JV	143	45	234	136
Loss on extinguishment of debt from JV	138	-	138	-
AFFO attributable to common shares and common units	$2,571	$2,179	$9,444	$9,879

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

The following table reconciles net earnings (loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA for the three and six months ended September 30, 2019 and 2018 (in thousands). All amounts presented our portion of the results of our unconsolidated Atlanta JV.

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net earnings (loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA	2019	2018	2019	2018
Net earnings (loss)	$(1,988)	$2,678	$(3,243)	$6,377
Interest expense	1,912	2,154	6,169	6,173
Interest expense from JV	536	543	1,645	1,553
Loss on extinguishment of debt from JV	138	-	138	-
Income tax expense	8	132	655	315
Depreciation and amortization expense	2,405	2,423	7,161	7,126
Depreciation and amortization expense from JV	299	289	895	866
EBITDA	3,310	8,219	13,420	22,410
Net (gain) loss on disposition of assets	14	(3,716)	(9)	(5,587)
Net loss on disposition of assets from JV	2	15	2	29
Impairment recovery, net	-	-	-	(93)
EBITDAre	3,326	4,518	13,413	16,759
Net loss (gain) on derivatives and convertible debt	223	(116)	916	(719)
Net loss on derivative from JV	-	-	1	-
Stock-based compensation expense	141	247	901	912
Acquisition and terminated transactions expense	1	96	15	186
Equity transaction and strategic alternatives	1,052	-	1,886	-
Adjusted EBITDAre	4,743	4,745	17,132	17,138
General and administrative expense, excluding stock compensation expense	1,069	1,352	3,544	4,161
Other expense, net	27	23	80	57
Unallocated hotel and property operations expense	86	81	153	229
Hotel EBITDA	$5,925	$6,201	$20,909	$21,585

Revenue	$14,666	$15,462	$46,746	$49,975
JV revenue	2,446	2,485	8,092	7,587
Condor and JV revenue	$17,112	$17,947	$54,838	$57,562
Hotel EBITDA as a percentage of revenue	34.6%	34.6%	38.1%	37.5%

Liquidity, Capital Resources, and Equity Transactions

Agreement and Plan of Merger

On July 19, 2019, the Company, the operating partnership, NHT Operating Partnership, LLC (“Parent”), NHT REIT Merger Sub, LLC (“Merger Sub”) and NHT Operating Partnership II, LLC (“Merger OP,” and together with Parent and Merger Sub, the “Parent Parties”), entered into an Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger OP will merge with and into the operating partnership (the “Partnership Merger”), and, Merger Sub will merge with and into the Company (the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Partnership Merger, Merger OP will survive and the separate existence of the operating partnership will cease. Upon completion of the Company Merger, the Company will survive and the separate existence of Merger Sub will cease. The Mergers and the other transactions contemplated by the Merger Agreement were unanimously approved by the Company’s Board of Directors (the “Company Board”).

Pursuant to the terms and conditions in the Merger Agreement, upon completion of the Company Merger, each share of the Company’s common stock (other than treasury shares and shares held by the Parent Parties, which will be cancelled and retired and will cease to exist with no consideration being delivered in exchange therefor), par value $0.01 per share (the “Company common stock”), will be converted into the right to receive $11.10 per share in cash, and each share of 6.25% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”) will be converted into the right to receive $10.00 in cash, each without interest and less any applicable withholding taxes.  Upon completion of the Partnership Merger, each common unit of partnership interest in the operating partnership (excluding operating partnership common units held by the general partner of the operating partnership) will be converted into the right to receive $0.21346 in cash, without interest and less any applicable withholding taxes.

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

Pursuant to the terms of the Merger Agreement, the Company has agreed to exercise its right to acquire the remaining 20% equity interest of the Atlanta JV that it does not own, pursuant to the terms of the Atlanta JV organizational documents, with the purchase to be financed from the Company’s line of credit under its credit facility.  The acquisition of the remaining 20% equity interest of the Atlanta JV is expected to occur prior to the closing of the Mergers.

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

The consummation of the Mergers is subject to certain customary closing conditions, including, among others, adoption and approval of the Merger Agreement and the transactions contemplated by the Merger Agreement, including, without limitation, the Company Merger (collectively, the “Merger Proposal”) by the affirmative vote of (1) a majority of the votes entitled to be cast by the holders of the Company common stock, and (2) the holders of 75% of the outstanding Series E preferred stock, voting as separate classes (the “Company Shareholder Approval”). A shareholders’ meeting was held on September 23, 2019 at which Company Shareholder Approval was obtained.

The Merger Agreement restricts the Company’s ability to solicit other acquisition proposals (as defined in the Merger Agreement), or to provide information to or engage in discussions with third parties regarding other acquisition proposals. Subject to certain conditions, the Company Board of Directors was permitted to change its recommendation with respect to the Merger Proposal in response to a superior proposal (as defined in the Merger Agreement) and, upon payment of a $9,540 termination fee, to terminate the Merger Agreement and enter into an agreement with respect to a superior proposal; provided such superior proposal occured no later than August 18, 2019.  However, no such proposal was received by that date.

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

During the term of the Merger Agreement, the Company may not pay cash dividends to holders of the Company common stock or the Series E Preferred Stock, except the Company is permitted to declare and pay a dividend to shareholders during the month in which an extension option for the closing of the transactions contemplated by the Merger Agreement is exercised by Parent, subject to limitations as set forth in the Merger Agreement and the disclosure schedule delivered therewith that sets forth a limitation on the amount of any such dividends, and is based on available prior month adjusted funds from operations as calculated pursuant to the Merger Agreement.  The holders of the Series E Preferred Stock have agreed to waive accrual of any unpaid dividends between signing and closing.

On September 13, 2019, the Company and the other parties to the Merger Agreement entered into Amendment No. 1 (the “Amendment”) to the Merger Agreement.

In connection with the execution of the Debt Commitment Letter (defined below), Key (defined below) requested that customary provisions be added to the Merger Agreement regarding remedies of the Company against Key. Pursuant to Section 8.1 of the Merger Agreement, the Company, the operating partnership and the Parent Parties previously agreed that they would execute an amendment to add these customary provisions to the Merger Agreement in connection with the securing of committed financing. Other than as expressly modified by the Amendment, the Merger Agreement remains in full force and effect as originally executed.

On September 13, 2019, pursuant to Section 5.22 of the Merger Agreement, Parent delivered to the Company a commitment letter executed by KeyBank National Association (“Key”), together with all schedules and exhibits thereto (as modified, amended or supplemented from time to time, the “Debt Commitment Letter”), pursuant to which Key has committed to provide an approximately $181.26 million senior secured term loan facility, on the terms and subject to the conditions set forth in the Debt Commitment Letter, for the purpose of funding a portion of the merger consideration and the obligations of the Parent Parties set forth in the Merger Agreement. The Debt Commitment Letter is customary in form and substance, and does not include any condition that is a “diligence out.” Accordingly, the amount set forth in the equity commitment letter delivered by Parent in connection with the Merger Agreement (the “Equity Commitment Letter”) was automatically and irrevocably reduced from $308.2 million to $126.94 million. Key’s obligation to provide the debt financing under the Debt Commitment Letter is subject to customary conditions, including the following:

•	the concurrent closing of the Mergers in accordance in all material respects with the Merger Agreement;

•

the negotiation, execution and delivery of definitive documentation with respect to the debt financing consistent with the terms of the Debt Commitment Letter and which contain other provisions customary for this type of financing transaction;

•	the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) since September 13, 2019;

•	the funding of the equity commitment pursuant to, and on the conditions set forth in, the Equity Commitment Letter; and

•

all actions or documents necessary to establish that Key will have a perfected first-priority lien and security interest (subject to liens permitted under the loan documents) in the collateral granted by Parent and under the credit facility, including, without limitation, repayment of any existing indebtedness secured by the collateral, shall have been taken or executed and delivered.

The commitment of Key under the Debt Commitment Letter expires on November 15, 2019, and may be extended to January 8, 2020, subject to Parent continuing to satisfy all conditions contained in the Debt Commitment Letter and payment of a fee equal to 0.15% of the commitment amount.

Liquidity Requirements

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our credit facility, and the release of restricted cash upon the satisfaction of usage requirements.  At September 30, 2019, the Company had $5.0 million of cash and cash equivalents, $6.9 million of restricted cash on hand, and $9.0 million of unused availability under its credit facility.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code and as required in connection with Series E Preferred Stock.  Prior to the consideration of any asset sales or our ability to refinance debt subsequent to September 30, 2019, contractual principal payments on our debt outstanding, which include only normal amortization and $86.8 million upon maturity of the credit facility on October 1, 2020, total $88.4 million through December 31, 2020.  To the extent the transactions contemplated by the Merger Agreement are not consummated, prior to its current October 1, 2020 maturity, the Company anticipates refinancing the credit facility with its existing lenders or other lenders.  We believe we will be able to refinance this debt on similar terms, however, we cannot guarantee we will be successful in our efforts to refinance or repay our maturing debt.  We also presently expect to invest approximately $2.5 million to $3.5 million in capital expenditures related to hotel properties we currently own through December 31, 2020.

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

Sources and Uses of Cash

Cash provided by Operating Activities.  Our cash provided by operations was $9.6 million and $9.2 million for the nine months ended September 30, 2019 and 2018, respectively.  The increase in operating cash flows was the result of changes in working capital items which increased cash flows between the periods by $2.8 million which was primarily due to increased real estate taxes due to differences in the timing of payments, partially offset by a decrease in net income, after adjustment for non-cash items, of $2.4 million.

Cash provided by (used in) Investing Activities.  Our cash flows related to investing activities were $4.6 million and ($16.3 million) for the nine months ended September 30, 2019 and 2018, respectively.  The increase in these cash flows in 2019 was driven by decreased cash spent on hotel acquisitions of $35.6 million, partially offset by a decrease in net proceeds from the sale of hotels of $15.5 million between the periods.

Cash provided by (used in) Financing Activities.  Our cash flows provided by (used in) financing activities were ($11.4 million) and $7.7 million for the nine months ended September 30, 2019 and 2018, respectively.  This decrease was primarily the result of decreased net cash inflows from debt activities of $19.1 million, resulting primarily from the lack of property acquisitions during the first nine months of 2019.

Outstanding Indebtedness

Significant Debt Transactions

Subsequent to December 31, 2018, net proceeds from the Company’s hotel sale were used to pay down a total of $4.2 million on the credit facility and an additional $1.5 million was drawn under the facility for corporate purposes.  Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility.  As of September 30, 2019, the collateral pool consisted of nine hotel properties and total available borrowing capacity under the credit facility was $9.0 million.  At September 30, 2019, $86.8 million was outstanding under the credit facility.

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

Outstanding Debt

At September 30, 2019, we had long-term debt of $135.7 million, all of which was associated with assets held for use, with a weighted average term to maturity of 1.8 years and a weighted average interest rate of 4.52%.  Of this total, at September 30, 2019, $23.1 million was fixed rate debt with a weighted average term to maturity of 1.3 years and a weighted average interest rate of 4.41% and $112.6 million was variable rate debt with a weighted average term to maturity of 2.4 years and a weighted average interest rate of 4.54%. At December 31, 2018, we had long-term debt of $138.0 million associated with assets held for use with a weighted average term to maturity of 2.1 years and a weighted average interest rate of 5.15%.  Of this total, at December 31, 2018, $23.6 million was fixed rate debt with a weighted average term to maturity of 1.9 years and a weighted average interest rate of 4.41% and $114.4 million was variable rate debt with a weighted average term to maturity of 2.9 years and a weighted average interest rate of 5.30%.

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

Total
Remainder of 2019	$299
2020	88,076
2021	14,344
2022	24,886
2023	214
Thereafter	7,840
Total	$135,659

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

As of September 30, 2019, we are not in default of any of our loans.

Contractual Obligations

Below is a summary of our contractual obligations as of September 30, 2019 and the effect such obligations are expected to have on our future liquidity and cash flows (in thousands):

		Payments due by period
Contractual obligations	Total	Remainder of 2019	2020-2021	2022-2023	2024 and After
Long-term debt including interest (1)	$148,717	$4,802	$108,982	$26,854	8,079
Office leases	149	20	129	-	-
Equipment leases	101	4	43	24	30
Total contractual obligations	$148,967	$4,826	$109,154	$26,878	$8,109

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at September 30, 2019.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At September 30, 2019, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt and the embedded redemption right in the Series E Preferred Stock that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.  From time to time, we may enter into interest rate swap agreements or other interest rate hedging agreements.  At September 30, 2019, we have an interest rate swap in place which effectively locks the variable interest rate on our Wells Fargo debt (September 30, 2019 balance of $25.7 million) at 4.44% and an interest rate cap in place which caps the 30-day LIBOR interest rate on $30.0 million of our credit facility (September 30, 2019 balance of $86.8 million) at 3.35%.  We do not intend to enter into derivative or interest rate transactions for speculative purposes.

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

	2019	2020	2021	2022	2023	Thereafter	Total
Fixed rate debt	$299	$1,231	$14,344	$24,886	$214	$7,840	$48,814
Average fixed interest rate	4.40%	4.40%	4.34%	4.44%	4.54%	4.54%	4.43%
Variable rate debt	$-	$86,845	$-	$-	$-	$-	$86,845
Average variable interest rate	-%	4.55%	-%	-%	-%	-%	4.55%
Total debt	$299	$88,076	$14,344	$24,886	$214	$7,840	$135,659
Total average interest rate	4.40%	4.55%	4.34%	4.44%	4.54%	4.54%	4.51%

At September 30, 2019, approximately 36.0% of our outstanding debt, excluding debt related to hotel properties held for sale, is subject to fixed interest rates or effectively locked with an interest rate swap, while 64.0% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at September 30, 2019 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties held for use would decrease by approximately $0.9 million per year.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (a) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures and (b) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

On August 20, 2019, a putative class action complaint was filed against the Company and each of the Company directors, the operating partnership, Parent, Merger Sub, Merger OP and NHT in the United States District Court for the District of Delaware under the caption Graham v. Condor Hospitality Trust, Inc., et al., Civil Action No. 1:19-cv-01552. A second putative class action complaint was filed on August 23, 2019 against the Company and each of the Company directors, the Operating Partnership, Parent, Merger Sub and Merger OP in the United States District Court for the District of Delaware under the caption Sabatini v. Condor Hospitality Trust, Inc., et al.,  Civil Action No. 1:19-cv-01564. On August 26, 2019, a third putative class action was filed against the Company and each of the Company’s directors in the United States District Court for the Southern District of New York under the caption Raul v. Condor Hospitality Trust, Inc., et al., Civil Action No. 1:19-cv-07968.  These complaints (collectively, the “Merger Litigation”) assert claims, purportedly brought on behalf of a class of shareholders, under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9, and allege that the preliminary proxy statement filed by the Company with the SEC on Schedule 14A with respect to the special shareholders meeting for approval and adoption of the Merger Agreement contained materially incomplete and misleading disclosures relating to, in pertinent part, financial analyses performed by the Company’s financial advisor, financial projections, the sale process leading to the proposed transactions and potential financial advisor conflicts. Each of the complaints seek, among other things, injunctive relief enjoining defendants from taking steps to consummate the proposed transactions and damages, along with fees and costs.  The defendants believe that the claims asserted in these suits are without merit and intend to defend against them vigorously.

The Company filed a Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2019 (the “Definitive Proxy Statement”) and mailed to Company shareholders in connection with the solicitation of proxies for use at the special meeting of shareholders of the Company held on September 23, 2019.  While the Company believes that no supplemental disclosure was required to be made to Definitive Proxy Statement under applicable law and that the claims asserted in the Merger Litigation are without merit, in order to avoid the risk of the Merger Litigation delaying or adversely affecting the Company merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the Company determined to voluntarily supplement the Definitive Proxy Statement on September 16, 2019. The named plaintiffs in the Merger Litigation (“Plaintiffs”) have agreed to request voluntary discontinuance of the Merger Litigation with prejudice as to Plaintiffs only, and without prejudice as to the putative class, within three business days of the closing of the transactions contemplated by the Merger Agreement

ITEM 1A.  RISK FACTORS

The Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and Quarterly Report on Form 10-Q for the period ended June 30, 2019 include detailed discussions of the Company’s risk factors under the respective headings “Risk Factors.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2019, Gary Friedenbach, the holder of 91,729 common units of the Company’s operating partnership requested redemption of the common units, and on September 11, 2019 pursuant to the terms of the limited partnership agreement, the Company redeemed the common units with the issuance of 1,765 shares of common stock. The issuance of shares pursuant to the redemption was conducted in reliance upon an exemption available from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof.

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

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of September 13, 2019, by and among NHT Operating Partnership, LLC, NHT REIT Merger Sub, LLC, NHT Operating Partnership II, LLC, the Company and Condor Hospitality Limited Partnership (incorporated by reference to Exhibit 2.2 filed with the Company’s Form 8-K dated September 13, 2019 (001-34087)).

10.1

Fifth Amendment to Credit Agreement dated as of August 9, 2019 among Condor Hospitality Limited Partnership, as Borrower, the Company and the subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q for the quarter ended June 30, 2019 (001-34087)).

10.2

Term Loan Agreement dated as of August 9, 2019 among Condor Hospitality Limited Partnership, Spring Street Hotel Property LLC and Spring Street Hotel OpCo LLC, as Borrowers, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 filed with the Company’s Form 10-Q for the quarter ended June 30, 2019 (001-34087)).

10.4

Unconditional Guaranty of Payment and Performance dated as of August 9, 2019 by the Company and Condor Hospitality REIT Trust to KeyBank National Association (incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarter ended June 30, 2019 (001-34087)).

31.1*	Section 302 Certificate of Chief Executive Office
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
November 14, 2019
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

/s/ Arinn Cavey
Arinn Cavey
Chief Financial Officer and Chief Accounting Officer