Form 10-K
period 2019-12-31
CONDOR HOSPITALITY TRUST, INC.
filed 2020-03-31
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________

Commission file number: 001-34087

Condor Hospitality Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	52-1889548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1800 West Pasewalk Avenue, Ste. 200, Norfolk, NE	68701
(Address of principal executive offices)	(Zip Code)

(301)  861-3305

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value per share	CDOR	NYSE American

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

As of June 30, 2019 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $49.6 million based on the price at which the common stock was last sold on that date as reported on the NYSE American. At March 25, 2020, there were 11,996,823 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2019, are incorporated into Part III.

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

Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, risks associated with debt financing, interest rates, competition, supply and demand for hotel rooms in our current and proposed market areas, policies and guidelines applicable to real estate investment trusts, risks related to uncertainty and disruption in global economic markets as a result of COVID-19 (commonly referred to as the coronavirus), and other risks and uncertainties described herein, and in our filings with the Securities and Exchange Commission (“SEC”) from time to time.  These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.  We caution readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.

PART I

ITEM 1. BUSINESS

References to the “Company”, “we,” “our,” and “us,” refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.    The descriptions of the Company in this Part I are as of the filing of this Form 10-K on March 31, 2020.

On July 19, 2019, the Company, the Company’s operating partnership (the Company and operating partnership, the “Company Parties”), NHT Operating Partnership, LLC (“NHT Parent”), NHT REIT Merger Sub, LLC (“NHT Merger Sub”) and NHT Operating Partnership II, LLC (“NHT Merger OP,” and together with NHT Parent and NHT Merger Sub, the “NHT Parties”), entered into an Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”), pursuant to which the NHT Parties agreed to acquire all of the outstanding equity interests of the Company and the operating partnership by merger (the “Company merger” and the “Partnership merger”, respectively).  If the acquisition is consummated under the terms of the Merger Agreement, the holders of our common stock would receive in exchange for their shares $11.10 per share, the holders of our Series E preferred stock would receive in exchange for their shares $10.00 per share, and the holders of the operating partnership common units of our operating partnership would receive in exchange for their common units $0.21346 per unit, each without interest and less any applicable withholding taxes.

Closing of the acquisition did not occur on March 23, 2020, the contemplated closing date of the acquisition, and has not occurred as of the time of this filing. The Company Parties and the NHT Parties are in discussions concerning potential amendments to restructure the transaction, which will be disclosed if and when such amendments are agreed.  There can be no assurance with respect to the outcome of such discussions, and the Company continues reviewing its options and reserves all rights and remedies under the Merger Agreement.

The outbreak of the novel coronavirus (COVID-19) has reduced travel and adversely affected the hospitality industry in general. The actual and threatened spread of coronavirus globally or in the regions in which we operate, or future widespread outbreak of infectious or contagious disease, can continue to reduce national and international travel in general.    The extent to which our business may be affected by the coronavirus will largely depend on future developments which we cannot accurately predict, and its impact on customer travel,  including the duration of the outbreak, the continued spread and treatment of the coronavirus, and new information and developments that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. To the extent that travel activity in the U.S. is materially and adversely affected by the coronavirus, business and financial results of the hospitality industry, and thus our business and financial results, could be materially and adversely impacted.

In late March 2020, prior to the filing of this report, similar to the conditions affecting the hospitality industry as a whole, we experienced dramatic occupancy declines at many of our properties which will require us to adjust our business operations, and will have impact on our operating income and may potentially impact future compliance with our debt covenants.

Overview

Condor Hospitality Trust, Inc. was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. Our common stock began  trading on October 30, 1996 and today trades under the symbol “CDOR” on the NYSE American stock exchange.

The Company is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of December 31, 2019, the Company owned 15 hotels, representing 1,908 rooms, in eight states, including one hotel owned through an 80% interest in an unconsolidated joint venture (the “Atlanta JV”).  On February 14, 2020, the Company acquired the remaining 20% ownership interest in the Atlanta JV.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (the “operating partnership”), for which we serve as general partner. As of December 31, 2019, we owned an approximate 99.9% ownership interest in the operating partnership.  In the future, the operating partnership may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

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

Hotels purchased in and since 2012 are referred to throughout as “new investment platform” properties while properties owned prior to 2012 are referred to as “legacy” properties.  The Company’s last remaining legacy property was sold in 2019.

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

Disposition Strategy

In 2019 we completed an approximate ten year process of transitioning our portfolio from economy hotels to high-quality select-service, limited-service, extended stay, and compact full service hotels.  In order to achieve this objective, we have focused on disposing of legacy assets that do not meet the property characteristics and investment criteria discussed above.  Since January 1, 2009, we have sold 123 hotels, of which 55 have been sold since January 1, 2015.  The value unlocked from asset sales has been redeployed into newer, higher-quality assets meeting the acquisition strategy discussed above.  Just as we carefully evaluate the hotels we plan to acquire, our asset management team has evaluated the timing and composition of the legacy hotels to be disposed of in a manner we believe will maximize returns for our shareholders.

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

Our 15  hotels owned at December 31, 2019, including the hotel owned through the Atlanta JV, operate under the following national and independent brands:

Franchise Brand	Number of Hotels	Number of Rooms
New Investment Platform Properties:
Aloft (1)	2	410
Courtyard by Marriott (1)	1	120
Fairfield Inn & Suites (1)	1	124
Hampton Inn & Suites (2)	1	130
Hilton Garden Inn (2)	1	100
Home2 Suites (2)	5	524
Hotel Indigo (3)	1	142
Residence Inn (1)	1	120
SpringHill Suites (1)	1	116
TownePlace Suites (1)	1	122
Total	15	1,908

(1)	Aloft®, Courtyard by Marriott®, Fairfield Inn & Suites®, Residence Inn®, Springhill Suites®, and TownePlace Suites® are registered trademarks of Marriott International
(2)	Hampton Inn®, Hilton Garden Inn®, and Home2 Suites® are registered trademarks of Hilton Hotels Corporation
(3)	Hotel Indigo® is a registered trademark of InterContinental Hotels Group

The franchisor of two of our hotels advised us in February 2019 that both of the hotels had dropped below the required level for guest satisfaction surveys, and that if the hotels do not achieve compliance, it reserves the right to elect to terminate the relevant franchise agreements.  The Company is actively addressing the matter relating to the surveys and has plans in place which it believes will resolve these issues.

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

Our 15 hotels owned at December 31, 2019, including the hotel owned through the Atlanta JV, are operated by the following third-party management companies:

Management Company	Number of Hotels	Number of Rooms
Aimbridge Hospitality	11	1,331
Boast Hotel Management Company	1	254
Cherry Cove Hospitality Management, LLC	1	100
InnVentures	1	93
Peachtree Hospitality Management, LLC	1	130
Total	15	1,908

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

Employees

At December 31, 2019, the Company had 14 employees.  The staff at our hotels are employed by our third-party hotel managers.

Available Information

Our executive offices are located at 1800 West Pasewalk Avenue, Suite 200, Norfolk, Nebraska 68701, our telephone number is (301) 861-3305, and we maintain an Internet website located at www.condorhospitality.com.  Our annual reports on Form 10-K and quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge on our website as soon as reasonably practicable after they are filed with the SEC.  We also make available the charters of our board committees and our Code of Business Conduct and Ethics on our website.  Copies of these documents are available in print to any shareholder who requests them.  Requests should be sent to Condor Hospitality Trust, Inc., 1800 West Pasewalk Avenue, Suite 200,  Norfolk,  NE 68701, Attn: Corporate Secretary.

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

Risks Related to Our Business & Operations

On July 19, 2019, the Company executed a definitive agreement to be acquired by merger with certain affiliates of NexPoint Hospitality Trust, and the merger may not occur on acceptable terms or at all

On July 19, 2019, the Company and the Operating Partnership executed the Merger Agreement with certain affiliates of NexPoint Hospitality Trust (“NHT”) under which the Company would become a wholly-owned subsidiary of NHT’s operating partnership.  If the acquisition is consummated under the terms of the Merger Agreement, the holders of common stock would receive in exchange for their shares $11.10 per share, the holders of our Series E preferred stock would receive in exchange for their shares $10.00 per share, and the holders of the operating partnership common units of our operating partnership would receive in exchange for their common units $0.21346 per unit, each without interest and less any applicable withholding taxes.    Closing of the acquisition did not occur on March 23, 2020, the contemplated closing date of the acquisition, and has not occurred as of the time of this filing. The Company Parties and the NHT Parties are in discussions concerning potential amendments to restructure the transaction, which will be disclosed if and when such amendments are agreed. There can be no assurance with respect to the outcome of such discussions, and the Company continues reviewing its options and reserves all rights and remedies under the Merger Agreement.

We  may not be able to complete the proposed transaction pursuant to the terms of the Merger Agreement or other acceptable terms or at all because of a number of factors, including without limitation, the following:  (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (ii) unknown, underestimated or undisclosed commitments or liabilities; (iii) the inability to complete the proposed transaction due to the failure to satisfy the closing conditions to the proposed transaction; (iv) risks related to disruption of management’s attention from Condor’s ongoing business operations due to the proposed transaction; (v) the effect of the announcement of the proposed transaction on the ability of the parties to retain and hire key personnel, maintain relationships with their franchisors, management companies and suppliers, and maintain their operating results and business generally; (vi) the risk that certain approvals or consents will not be received in a timely manner or that the proposed transaction will not be consummated in a timely manner; (vii) adverse changes in U.S. and non-U.S. governmental laws and regulations; (viii) the risk of litigation, including shareholder litigation in connection with the proposed transaction, and the impact of any adverse legal judgments, fines, penalties, injunctions or settlements; and (ix) risks related to uncertainty and disruption in global economic markets as a result of COVID-19 (commonly referred to as the coronavirus).

Failure of the economy to improve or remain stable may adversely affect our ability to execute our business strategies, which in turn would adversely affect our ability to make distributions to our stockholders.

Our ability to execute our business strategy is affected by economic conditions, and we cannot assure you that economic fundamentals will improve or remain stable. The coronavirus pandemic and world events outside our control, such as terrorism, have adversely affected the economy.  If events like these continue or reoccur, they may continue to adversely affect the economy in the future.  An economic recession could have a dramatic impact on our financial results. In the event conditions in the economy do not improve or remain stable, our ability to execute our business strategies will be adversely effected, which in turn would adversely affect our ability to make distributions to our stockholders.

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

Since January 1, 2015 through the date of this document, we have sold 55 hotels and our business strategy includes the disposition of assets.  We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our disposition strategy. In the event that we cannot fully execute our disposition strategy or realize the benefits therefrom, we may not be able to fully execute our growth strategy. There cannot be any assurances that we will sell any hotels, including the hotels currently under contract for sale on the contracted terms or at all as the closing of the sale of such hotels is subject to the satisfaction of customary closing conditions, some of which may not be satisfied.

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

At December 31, 2019, we had long-term debt related to held for use assets of $135.4 million, of which $86.8 million is variable rate debt without an interest rate swap in place that effectively locks its interest rate.  We may enter into new credit facilities or loans where the debt accrues interest at floating rates, or we may refinance debt that currently accrues interest at lower fixed rates.  Higher interest rates could increase our debt service requirements and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future investment opportunities, or other purposes. We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts, or similar agreements—to “hedge” against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

Operating our hotels under franchise agreements could adversely affect distributions to our shareholders.

At December 31, 2019,  all of our hotels operate under third party franchise agreements and we are subject to the risks of concentrating our hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to any one of our particular brands. Risks associated with our brands could adversely affect our lease revenues and the amounts available for distribution to our shareholders.

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

Risks Related to the Hotel Industry

The outbreak of the novel coronavirus (COVID-19) has reduced travel and adversely affected the hospitality industry in general.

The outbreak of the novel coronavirus (COVID-19) has reduced travel and adversely affected the hospitality industry in general. The actual and threatened spread of coronavirus globally or in the regions in which we operate, or future widespread outbreak of infectious or contagious disease, such as influenza, coronavirus, measles, mumps, zika virus, or similar viruses, can continue to reduce national and international travel in general.

The extent to which our business may be affected by the coronavirus will largely depend on future developments which we cannot accurately predict, and its impact on customer travel,  including the duration of the outbreak, the continued spread and treatment of the coronavirus, and new information and developments that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. To the extent that travel activity in the U.S. is materially and adversely affected by the coronavirus, business and financial results of the hospitality industry, and thus our business and financial results, could be materially and adversely impacted.

In late March 2020, prior to the filing of this report, similar to the conditions affecting the hospitality industry as a whole, we experienced dramatic occupancy declines at many of our properties which will require us to adjust our business operations, and will have impact on our operating income and may potentially impact future compliance with our debt covenants.

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

Our hotels are subject to various operating risks found throughout the hotel industry. Many of these risks are beyond our control. These include, among other things, the following:

•	competitors with substantially greater marketing and financial resources than us;
•	over-building in our markets, which adversely effects occupancy and revenues at our hotels;
•	dependence on business and commercial travelers and tourism;
•	terrorist incidents which may deter travel;

•	widespread outbreaks of infectious or contagious disease, such as influenza, Coronavirus, measles, or mumps;
•	increases in hotel operating costs, energy costs, airline fares and other expenses, which may affect travel patterns and reduce the number of business and commercial travelers and tourists; and
•	adverse effects of general, regional and local economic conditions.

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

Real Estate Strategies, L.P. (“RES”, which also includes affiliated entities) holds 29% and SREP III Flight-Investco, L.P. (“SREP”, which also includes affiliated entities) holds 24% of the common stock as of December 31, 2019.  RES and SREP each have a contractual preemptive right, but not the obligation, to purchase up to their pro rata share (based on their ownership on a fully diluted basis) of any equity securities we offer in future offerings on the same terms as other investors.  RES has had the right to designate up to four directors, and SREP has had the right to designate up to three directors, with the number of directors that each may designate based on their respective voting power. RES and SREP will each have the right to separately designate three directors to our board of directors at the annual meeting of shareholders currently scheduled for May 23, 2019.  Each of RES and SREP in their respective agreements with us has agreed to vote for the election of the incumbent members of the board of directors and their successors nominated by the nominating committee of the board of directors.  As a consequence, the election of the six directors designated by RES and SREP is assured.

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

A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We undertook specific disposition programs beginning in 2001 (that included the sale of 23 hotels through December 31, 2004) and 2008 (that included the sale of 125 hotels through December 31, 2019). We held the disposed hotels for an average period of 14.5 years and did not acquire the hotels for purposes of resale. We believe that such sales are not prohibited transactions. However, if the IRS would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Company headquarters is located in Norfolk, Nebraska, with additional office space in Bethesda, Maryland and Omaha, Nebraska. The following table sets forth certain information with respect to the hotels owned by us as of December 31, 2019:

Hotel Name	City	State	Rooms	Acquisition Date	Purchase Price (in thousands)
Hilton Garden Inn	Dowell/Solomons	MD	100	05/25/2012	$11,500
SpringHill Suites	San Antonio	TX	116	10/01/2015	$17,500
Courtyard by Marriott	Jacksonville	FL	120	10/02/2015	$14,000
Hotel Indigo	College Park	GA	142	10/02/2015	$11,000
Aloft (1)	Atlanta	GA	254	08/22/2016	$43,550
Aloft	Leawood	KS	156	12/14/2016	$22,500
Home2 Suites	Lexington	KY	103	03/24/2017	$16,500
Home2 Suites	Round Rock	TX	91	03/24/2017	$16,750
Home2 Suites	Tallahassee	FL	132	03/24/2017	$21,500
Home2 Suites	Southaven	MS	105	04/14/2017	$19,000
Hampton Inn & Suites	Lake Mary	FL	130	06/19/2017	$19,250
Fairfield Inn & Suites	El Paso	TX	124	08/31/2017	$16,400
Residence Inn	Austin	TX	120	08/31/2017	$22,400
TownePlace Suites	Austin	TX	122	01/18/2018	$19,750
Home2 Suites	Summerville	SC	93	02/21/2018	$16,325
Total Rooms			1,908		$287,925

(1)	This property is owned through an 80% interest in our unconsolidated Atlanta JV. On February 14, 2020, the Company acquired the remaining 20% ownership interest in the Atlanta JV

All of our properties are encumbered by either our revolving credit agreement or by mortgage debt at December 31, 2019.  Additional property information is found in Item 8 Schedule III of this Annual Report on Form 10-K.

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

On August 20, 2019, a putative class action complaint was filed against the Company and each of the Company directors, our operating partnership, NHT Parent, NHT Merger Sub, and NHT Merger Op in the United States District Court for the District of Delaware under the caption Graham v. Condor Hospitality Trust, Inc., et al., Civil Action No. 1:19-cv-01552. The case was voluntarily dismissed by plaintiffs on January 28, 2020.

A second putative class action complaint was filed on August 23, 2019 against the Company and each of the Company directors, the Operating Partnership, Parent, Merger Sub and Merger OP in the United States District Court for the District of Delaware under the caption Sabatini v. Condor Hospitality Trust, Inc., et al., Civil Action No. 1:19-cv-01564. These complaints asserted claims, purportedly brought on behalf of a class of shareholders, under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9, and alleged that the preliminary proxy statement filed by the Company with the Securities and Exchange Commission (“SEC”) on Schedule 14A on August 9, 2019 (the “Preliminary Proxy Statement”) contained materially incomplete and misleading disclosures. Each of the complaints sought, among other things, injunctive relief enjoining defendants from taking steps to consummate the proposed transactions and damages, along with fees and costs.  The case was voluntarily dismissed by plaintiffs on January 28, 2020.

On August 26, 2019, a putative class action was filed against the Company and each of the Company’s directors in the United States District Court for the Southern District of New York under the caption Raul v. Condor Hospitality Trust, Inc., et al., Civil Action No. 1:19-cv-07968. The complaint asserted claims, purportedly brought on behalf of a class of shareholders, under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 and alleged that the Preliminary Proxy Statement contained materially incomplete and misleading disclosures. The complaint sought, among other things, injunctive relief enjoining defendants from taking steps to consummate the proposed transaction and damages, along with fees and costs. The case was voluntarily dismissed by plaintiffs on November 19, 2019.

Pursuant to a Confidential Memorandum of Understanding dated September 16, 2019 between the plaintiffs in the above three actions and the Company, if the parties do not resolve any claim for fees and expenses related to the dismissed actions, the plaintiff may assert claims for fees, if at all, in the United States District Court of the District of Delaware.

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

The Company’s common stock began trading on the NYSE American under its current symbol “CDOR” at the open of market trading on July 21, 2017.  The Company’s common stock previously traded on the

Stock Market under the same symbol.

Shareholder Information

As of March 25, 2020, the approximate number of holders of record of our common stock was 67.  However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.

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

The actual amount of future dividends will be determined by the Board of Directors based on the actual results of operations, economic conditions, capital expenditure requirements, the annual distribution requirements under the REIT provisions of the Code, and other factors that the Board of Directors deems relevant.    As discussed in the Subsequent Events footnote to the consolidated financial statements, on March 30, 2020, the Sixth Amendment to the Key Bank credit facility was signed which provides that no cash dividends or distributions may be made to common or preferred shareholders for the remaining term of the debt.

For income tax purposes, distributions paid per share for the years ended December 31, 2019,  2018,  and 2017 were characterized as follows:

	For the year ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary income	$-	-	$-	-	$0.117000	20%
Capital gain	-	-	-	-	-	-
Return of capital	0.585000	100%	0.975000	100%	0.468000	80%
Total	$0.585000	100%	$0.975000	100%	$0.585000	100%

Series D Preferred Stock:
Ordinary income	$-	-	$-	-	$0.104160	100%
Capital gain	-	-	-	-	-	-
Return of capital	-	-	-	-	-	-
Total	$-	-	$-	-	$0.104160	100%

Series E Preferred Stock:
Ordinary income	$-	-	$-	-	$0.522569	100%
Capital gain	-	-	-	-	-	-
Return of capital	0.468750	100%	0.625000	100%	-	-
Total	$0.468750	100%	$0.625000	100%	$0.522569	100%

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

Share Performance

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock for the period December 31, 2014 through December 31, 2019, with the cumulative total return on the SNL Securities Hotel REIT Index, the Russell 2000 Index, and the NYSE Composite Index for the same period.  The SNL Hotel REIT Index is comprised of publicly traded REITs that focus on investments in hotel properties.

The comparison assumes a starting investment of $100 on December 31, 2014 in our common stock and in each of the indices shown and assumes that all dividends are reinvested.  The performance graph is not necessarily indicative of future investment performance.

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

	As of and for the years ended December 31,
In thousands, except per share data
	2019	2018	2017	2016	2015

Revenue
Room rentals and other hotel services	$61,052	$65,057	$55,453	$50,647	$58,714
Operating expense
Hotel and property operations	38,769	41,008	37,134	37,092	43,367
Depreciation and amortization	9,568	9,475	6,898	5,190	5,400
General and administrative	5,700	6,217	6,552	5,792	5,493
Acquisitions and terminated transactions	38	205	1,250	550	684
Equity and terminated transactions	2,110	-	343	-	246
Total operating expenses	56,185	56,905	52,177	48,624	55,190
Operating income	4,867	8,152	3,276	2,023	3,524
Net gain (loss) on disposition of assets	(36)	5,570	6,807	23,132	4,798
Equity in earnings (loss) of joint venture	190	(218)	190	(244)	-
Net gain (loss) on derivatives and convertible debt	(1,071)	317	436	6,377	11,578
Other income (expense), net	(104)	(83)	(111)	55	114
Interest expense	(7,976)	(8,326)	(5,174)	(4,710)	(5,522)
Loss on debt extinguishment	-	-	(967)	(2,187)	(213)
Impairment (loss) recovery, net	-	93	(2,151)	(1,477)	(3,829)
Earnings (loss) from continuing operations before income taxes	(4,130)	5,505	2,306	22,969	10,450
Income tax (expense) benefit	(937)	(335)	595	(125)	-
Earnings (loss) from continuing operations	(5,067)	5,170	2,901	22,844	10,450
Gain from discontinued operations, net of tax	-	-	-	678	3,872
Net earnings (loss)	(5,067)	5,170	2,901	23,522	14,322
(Earnings) loss attributable to noncontrolling interest	19	195	(20)	(727)	(1,197)
Net earnings (loss) attributable to controlling interests	(5,048)	5,365	2,881	22,795	13,125
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(578)	(578)	(12,243)	(20,748)	(3,632)
Net earnings (loss) attributable to common shareholders	$(5,626)	$4,787	$(9,362)	$2,047	$9,493

Weighted average number of common shares - basic	11,856	11,784	9,438	761	752
Weighted average number of common shares - diluted	11,856	11,886	9,438	5,536	3,575

Earnings per Share
Continuing operations - Basic	$(0.48)	$0.40	$(1.00)	$1.82	$8.06
Discontinued operations - Basic	-	-	-	0.85	4.55
Total - Basic Earnings (Loss) per Share	$(0.48)	$0.40	$(1.00)	$2.67	$12.61
Diluted Earnings Per Share (EPS)
Continuing operations - Diluted	$(0.48)	$0.40	$(1.00)	$0.78	$(0.98)
Discontinued operations - Diluted	-	-	-	0.13	0.98
Total - Diluted Earnings (Loss) per Share	$(0.48)	$0.40	$(1.00)	$0.91	$-
Balance sheet data
Total investment in hotel properties, net	$222,063	$234,270	$219,580	$114,871	$130,699
Cash and cash equivalents	$2,584	$4,151	$5,441	$8,326	$4,870
Total assets	$236,941	$253,448	$242,980	$140,665	$142,346
Total debt, net of deferred financing costs, including convertible debt at fair value	$135,081	$137,930	$121,650	$64,035	$86,011
Total equity	$95,826	$107,852	$111,814	$70,799	$34,495

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statement and Notes thereto. This section includes discussion of financial information as of and for the year ended December 31, 2019 and provides comparisons to the same information as of and for the year ended December 31, 2018. Comparisons of 2018 financial information to the same information for 2017 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on March 11, 2019.

Overview

Condor Hospitality Trust, Inc. is a self-administered REIT for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.    Substantially all of our operations are conducted through Condor Hospitality Limited Partnership, our operating partnership, for which we serve as general partner.  As of December 31, 2019, the Company owned 15 hotels, representing 1,908 rooms, in eight states, including one hotel owned through an 80% interest in an unconsolidated joint venture.

Agreement and Plan of Merger

On July 19, 2019, Company Parties and the NHT Parties entered into the Merger Agreement. Closing of the acquisition did not occur on March 23, 2020, the contemplated closing date of the acquisition, and has not occurred as of the time of this filing. The Company Parties and the NHT Parties are in discussions concerning potential amendments to restructure the transaction, which will be disclosed if and when such amendments are agreed.  There can be no assurance with respect to the outcome of such discussions, and the Company continues reviewing its options and reserves all rights and remedies under the Merger Agreement.

There can be no assurances that the acquisition of the Company will be completed.

Hotel Property Portfolio Activity

Acquisitions

During the year ended December 31, 2019,  there were no hotel acquisitions.

Subsequent to year end, on February 14, 2020, the Company purchased our joint venture partner’s interest in the Atlanta JV for $7.3 million.

Dispositions

Pursuant to our disposition strategy, the following hotel sales were completed in 2019:

Date of sale	Location	Brand	Condor lender	Number of rooms	Gross proceeds (in thousands)
03/22/2019	Solomons, MD	Quality Inn	Credit facility	59	$4,320

Net proceeds, after the payment of related expenses, totaled $4.2 million in 2019.  The net proceeds were used to repay borrowings under the Company’s credit facility.

Based on the criteria discussed in the footnotes to the consolidated financial statements, as of December 31, 2019, the Company had no hotels classified as held for sale. As of December 31, 2018, the Company had one hotel held for sale which was sold in 2019.  If a hotel is considered held for sale as of the most recent balance sheet presented or was sold in any period presented, the hotel property and the debt it collateralizes are shown as held for sale in all periods presented.

Operating Performance Metrics

The following table presents our comparative same-store occupancy, ADR, and RevPAR for all our hotels owned at December 31, 2019.  Same-store occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented.  Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited or reviewed by our independent auditors.  The performance metrics for the hotel acquired through 80% ownership of the Atlanta Aloft JV, also presented below, reflect 100% of the operating results of the property, including our interest and the interest of our partner.

	Year ended December 31,
	2019			2018
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Wholly owned new investment platform properties	79.29%	$121.25	$96.15	80.52%	$120.53	$97.05
Atlanta Aloft JV	76.21%	$151.09	$115.15	75.37%	$144.43	$108.85
Total Same-Store Portfolio	78.88%	$125.09	$98.68	79.84%	$123.24	$98.63

Total same-store RevPAR remained almost consistent between the periods, increasing by 0.1% during 2019, driven by a 1.3% increase in ADR which was partially offset by a decrease in occupancy of 1.2%.  The largest RevPAR increases during this period were the El Paso Fairfield Inn (increase of 9.6%) and the Atlanta Aloft JV (increase of 5.8%).  These increases were partially offset by a decrease at the San Antonio SpringHilll Suites (decrease of 12.3%).  At the El Paso Fairfield Inn, the increase in RevPAR was driven by both increases in occupancy (4.4%) and ADR (5.0%) resulting from increased business in the market due to border and immigration issues and increased activity at Fort Bliss.  The performance of the Atlanta Aloft, which was driven by an increase in ADR of 4.6%, was largely the result of the 2019 Super Bowl in the market.  At the San Antonio SpringHill Suites, the decrease was driven by a much weaker 2019 convention schedule and the timing of athletic events when compared to 2018.

Results of Operations

	Year ended December 31,
	2019	2018	Variance
Revenue	$61,052	$65,057	$(4,005)
Hotel and property operations expense	(38,769)	(41,008)	2,239
Depreciation and amortization expense	(9,568)	(9,475)	(93)
General and administrative expense	(5,700)	(6,217)	517
Acquisition and terminated transactions expense	(38)	(205)	167
Equity transaction and strategic alternatives	(2,110)	-	(2,110)
Net gain (loss) on disposition of assets	(36)	5,570	(5,606)
Equity (loss) in earnings of joint venture	190	(218)	408
Net gain (loss) on derivatives and convertible debt	(1,071)	317	(1,388)
Other expense, net	(104)	(83)	(21)
Interest expense	(7,976)	(8,326)	350
Impairment recovery, net	-	93	(93)
Income tax expense	(937)	(335)	(602)
Net earnings (loss)	$(5,067)	$5,170	$(10,237)

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018 (in thousands, except per share amounts)

Revenue

Revenue decreased by a total of $4,005 primarily as a result of decreased revenue from properties sold during and between the periods of $4,090 which was partially offset by revenue from properties acquired during the first quarter of 2018 which increased by $512.  Revenue related to new investment platform properties owned throughout both periods decreased by $427 as a result of the changes in RevPar discussed above.

Expenses

Hotel and property operations expense also decreased by $2,239 as a result of decreased expenses from properties sold during and between the periods of $3,013 which was partially offset by expenses from properties acquired during the first quarter of 2018 which increased by $405.  In total, hotel and property operations expenses increased slightly as consistent as a percentage of total revenue from 63.0% in 2018 to 63.5% in 2019.

General and administrative expense decreased by $517 between the periods largely due to decreased compensation costs as well as decreased professional services and travel costs as a result of decreased transactional activity.

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

In 2019, $2,110 of expenses were recognized as Equity transaction and strategic alternatives expenses which included the removal of previously capitalized costs related to the Company’s shelf registration and at-the-market offering program and costs incurred related to the Company’s strategic alternatives initiative.

Interest expense decreased by $350 between the periods, driven by a decrease in debt outstanding as a result of the smaller property portfolio.

Net Gain (Loss) on Disposition of Assets

During the years ended December 31, 2019 and 2018, the Company sold one hotel and four hotels, respectively, resulting in total gains of $62 and $5,707, respectively.  The net gains (losses) appearing in the financial statements also include net losses on disposals due to repairs, replacements, and other renovations.  One of the properties sold in the first quarter of 2018 had been previously impaired and a recovery of impairment of $93 was recognized upon the sale.

Net Gain (Loss) on Derivatives and Convertible Debt

In 2019, the net loss on derivatives and convertible debt was driven by increases in the Company’s common stock price.  The net gain on derivatives and convertible debt in 2018 was driven by changes in value of the Company’s interest rate swap on its Wells Fargo debt which is adjusted to fair market value each period.

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

	Year ended December 31,
Reconciliation of Net Earnings (Loss) to FFO and AFFO	2019	2018	2017
Net earnings (loss)	$(5,067)	$5,170	$2,901
Depreciation and amortization expense	9,568	9,475	6,898
Depreciation and amortization expense from JV	1,195	1,155	1,140
Net loss (gain) on disposition of assets	36	(5,570)	(6,807)
Net loss on disposition of assets from JV	2	157	7
Impairment loss (recovery), net	-	(93)	2,151
FFO	5,734	10,294	6,290
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(578)	(578)	(12,244)
FFO attributable to common shares and common units	5,156	9,716	(5,954)
Net loss (gain) on derivatives and convertible debt	1,071	(317)	(436)
Net loss on derivatives from JV	1	22	2
Acquisitions and terminated transactions expense	38	205	1,250
Equity transaction and strategic alternatives	2,110	-	343
Loss on debt extinguishment	-	-	967
Loss on extinguishment of debt from JV	138	-	-
Stock-based compensation and LTIP expense	1,026	974	1,237
Amortization of deferred financing fees	1,267	1,443	1,066
Amortization of deferred financing fees from JV	444	181	181
Non-recurring dividends above stated rates declared and undeclared and in kind dividends deemed on preferred stock	-	-	11,110
AFFO attributable to common shares and common units	$11,251	$12,224	$9,766

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

	Year ended December 31,
Reconciliation of Net earnings (loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA	2019	2018	2017
Net earnings (loss)	$(5,067)	$5,170	$2,901
Interest expense	7,976	8,326	5,174
Interest expense from JV	2,140	2,109	1,941
Loss on debt extinguishment	-	-	967
Loss on extinguishment of debt from JV	138	-	-
Income tax expense (benefit)	937	335	(595)
Depreciation and amortization expense	9,568	9,475	6,898
Depreciation and amortization expense from JV	1,195	1,155	1,140
EBITDA	16,887	26,570	18,426
Net (gain) loss on disposition of assets	36	(5,570)	(6,807)
Net loss on disposition of assets from JV	2	157	7
Impairment loss (recovery), net	-	(93)	2,151
EBITDAre	16,925	21,064	13,777
Net (gain) loss on derivatives and convertible debt	1,071	(317)	(436)
Net loss on derivative from JV	1	22	2
Stock-based compensation and LTIP expense	1,026	974	1,237
Acquisition and terminated transactions expense	38	205	1,250
Equity transaction and strategic alternatives	2,110	-	343
Adjusted EBITDAre	21,171	21,948	16,173
General and administrative expense, excluding stock compensation and LTIP expense	4,674	5,243	5,315
Other expense (income), net	104	83	111
Unallocated hotel and property operations expense	227	364	351
Hotel EBITDA	$26,176	$27,638	$21,950

Revenue	$61,052	$65,057	$55,453
JV revenue	10,133	9,510	9,266
Total Company and JV revenue	$71,185	$74,567	$64,719
Hotel EBITDA as a percentage of revenue	36.8%	37.1%	33.9%

Liquidity and Capital Resources

Agreement and Plan of Merger

The Merger Agreement among the Company, our operating partnership and certain affiliates of NHT provides that, upon consummation of the Mergers, the holders of our common stock would receive in exchange for their shares $11.10 per share in cash, the holders of our Series E preferred stock would receive in exchange for their shares $10.00 per share in cash, and the holders of the operating partnership would receive in exchange for their common units $0.21346 per unit in cash, each without interest and less any applicable withholding taxes.  The transactions pursuant to by the Merger Agreement also contemplate that, upon closing, the NHT Parties would assume or otherwise payoff substantially all of the debt of the Company.  As disclosed in this Annual Report on Form 10-K, the Mergers have not been consummated, and there can be no assurances that the acquisition of the Company will be completed.

Liquidity Requirements

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, and the release of restricted cash upon the satisfaction of usage requirements.  At December 31, 2019, the Company had $2.6 million of cash and cash equivalents, $5.8 million of restricted cash on hand, and $9.0 million of unused availability under its credit facility.  As discussed further in the Subsequent Events footnote of the consolidated financial statements, on March 30, 2020, our credit facility was amended to, among other things, remove the ability to reborrow in the future (without Lender approval).    Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code and as required in connection with our Series E Preferred Stock.

We also presently expect to invest approximately $0.5 million to $1.5 million in capital expenditures related to hotel properties we currently own through March 31, 2021.

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

Our longer-term liquidity requirements consist primarily of the cost of acquiring additional hotel properties, renovations and other one-time capital expenditures that periodically are made related to our hotel properties, and scheduled debt payments, including maturing loans.  Possible sources of liquidity to fund debt maturities and acquisitions and to meet other obligations include additional secured or unsecured debt financings, and proceeds from public or private issuances of debt or equity securities.

Prior to the consideration of any asset sales or our ability to refinance debt subsequent to December 31, 2019, contractual principal payments on our debt outstanding, including normal amortization, totaled  $88.4  million through March 31, 2021, including the October 2020 maturity of our Key Bank credit facility.  As discussed further in the Subsequent Events footnote of the consolidated financial statements, on March 30, 2020,  the Key Bank credit facility was amended to, among other things, extend the maturity date of the facility to April 1, 2021, providing also for two extension options (six months and five months).  Following this modification, contractual principal payments on our debt outstanding at December 31, 2019 through March 31, 2021 totaled $1.6 million.

Sources and Uses of Cash

Cash provided by Operating Activities.  Our cash provided by operations was $9.3 million and $10.7 million for the years ended December 31, 2019 and 2018, respectively, a decrease of $1.4 million.  This change in operating cash flow was driven by a change in net income, after adjusting for non-cash items, which decreased by $3.0 million.  This decrease was partially offset by differing changes in liabilities between the periods, driven most significantly by differences in the timing of the payment of property taxes.  Other changes in operating assets and liabilities between the periods discussed were individually insignificant.

Cash provided by (used in) Investing Activities.  Our cash provided by (used in) investing activities was $4.4 million and ($16.5 million) for the years ended December 31, 2019 and 2018, respectively, an increase of $20.9 million.  The increase in these cash flows was driven by decreased cash spent on hotel acquisitions of $35.6 million, partially offset by a decrease in net proceeds from the sale of hotels of $15.5 million between the periods.

Cash provided by (used in) Financing Activities.  Our cash provided by (used in) financing activities was ($14.4 million) and $4.6 million for the years ended December 31, 2019 and 2018, respectively, a decrease of $19.0 million.  The decrease was driven by decreased debt proceeds of $33.8 million due to a decrease in hotel acquisitions, partially offset by a decrease in repayments of debt of $15.0 million due to a decrease in hotel sales.

Outstanding Indebtedness

At December 31, 2019, we had long-term debt of $135.4 million with a weighted average term to maturity of 1.5 years and a weighted average interest rate of 4.22%.  Of this total, at December 31, 2019, $22.9 million was fixed rate debt with a weighted average term to maturity of 2.3 years and a weighted average interest rate of 4.41% and $112.5 million was variable rate debt with a weighted average term to maturity of 1.2 years and a weighted average interest rate of 4.18%.  At December 31, 2018, we had long-term debt of $138.0 million associated with assets held for use with a weighted average term to maturity of 2.1 years and a weighted average interest rate of 5.15%.  Of this total, at December 31, 2018, $23.6 million was fixed rate debt with a weighted average term to maturity of 1.9 years and a weighted average interest rate of 4.41% and $114.4 million was variable rate debt with a weighted average term to maturity of 2.9 years and a weighted average interest rate of 5.30%.

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

Total
2020	$88,076
2021	14,341
2022	24,886
2023	214
2024	7,840
Thereafter	-
Total	$135,357

Financial Covenants

We are required to satisfy various financial covenants within our debt agreements, including the following financial covenants within our credit facility with KeyBank:

•

Debt Yield:  The ratio of adjusted net operating income for the borrowing base properties to indebtedness outstanding under the credit facility cannot be less than 10%.  The covenant is first tested on September 30, 2020 and for purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•	Consolidated Leverage Ratio: The ratio of consolidated total indebtedness to consolidated total asset value cannot exceed 60%.
•

Fixed Charge Coverage Ratio: The ratio of adjusted consolidated EBITDA to consolidated fixed charges cannot be less than (a) 1.25 to 1 as of the end of the fiscal quarter ending September 30, 2020 and (b) 1.50 to 1 as of the end of the fiscal quarter ending December 31, 2020 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•

Borrowing Base Leverage Ratio:  The ratio of indebtedness outstanding under the credit facility to borrowing base asset value (based on updated appraisals required by the lenders) cannot exceed 65%.  The covenant is first tested on June 30, 2021.

On March 30, 2020, our credit facility with KeyBank was amended to, among other things:

•

Implement a collateral-specific minimum debt yield (ratio of adjusted net operating income for the borrowing base properties to indebtedness outstanding under the credit facility) of 10%.  The covenant is first tested on September 30, 2020 and for purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•

Maintain the maximum consolidated leverage ratio (ratio of consolidated total indebtedness to consolidated total asset value) of 60% but provide for updated appraisals to determine consolidated total asset value (if required by the lenders).

•

Modify the fixed charge coverage ratio (ratio of adjusted consolidated EBITDA to consolidated fixed charges) to (a) 1.25 to 1 as of the end of the fiscal quarter ending September 30, 2020 and (b) 1.50 to 1 as of the end of the fiscal quarter ending December 31, 2020 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.  The covenant was previously 1.50 to 1 tested at the end of each fiscal quarter based on the most recently ended four fiscal quarters.

•

Implement a maximum borrowing base leverage ratio (ratio of indebtedness outstanding under the credit facility to borrowing base asset value (based on updated appraisals required by the lenders) of 65%.  The covenant is first tested on June 30, 2021.

•	Eliminate the financial covenants regarding secured leverage ratio, tangible net worth and variable rate debt.

•	Modify the covenant on dividends and distributions to provide that no cash dividends or distributions may be made to common or preferred shareholders.
•	Modify the covenants on recourse debt and investments to provide that no additional recourse debt or investments will be permitted.

As a result of the anticipated impact of the COVID-19 virus on the hotel industry generally, the Company has received waivers from Great Western Bank with respect to compliance with its quarterly debt service coverage ratios (consolidated and for the Leawood Aloft collateral) for March 31, 2020 and June 30, 2020 and modifications for September 30, 2020 and December 31, 2020 (providing for lower collateral covenant and use of annualized results).  The modification also provides for a three month deferral of principal and interest payments.

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

As of December 31, 2019, we are not in default of any of our loans.

Significant Debt Transactions

During 2019, net proceeds from the Company’s hotel sale were used to pay down a total of $4.2 million on the credit facility and an additional $1.5 million was drawn under the facility for corporate purposes.  Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility.  As of December 31, 2019, the collateral pool consisted of nine hotel properties and total available borrowing capacity under the credit facility was $9.0 million.  At December 31, 2019, $86.8 million was outstanding under the credit facility.

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

Additionally, as discussed further in the Subsequent Events footnote to the consolidated financial statements, on March 30, 2020, the Key Bank credit facility was amended to, among other things, extend the maturity date of the facility to April 1, 2021, providing also for two extension options (six months and five months).   Following this modification, contractual debt maturities on debt outstanding at December 31, 2019 were as follows:

Total
2020	$1,231
2021	101,186
2022	24,886
2023	214
2024	7,840
Thereafter	-
Total	$135,357

Contractual Obligations

Below is a summary of certain obligations that will require capital as of December 31, 2019, without consideration of debt amendments that took place subsequent to year end, and the effect such obligations are expected to have on our future liquidity and cash flows (in thousands):

Contractual obligations	Total	2020	2021-2022	2023-2024	2025 and After
Long-term debt including interest (1)	$142,850	$91,480	$42,711	$8,659	$-
Equipment leases	96	22	41	8	25
Total contractual obligations	$142,946	$91,502	$42,752	$8,667	$25

(1)

Interest rate payments on our variable rate debt have been estimated using interest rates in effect at December 31, 2019.  As previously discussed, the Company’s Key Bank credit facility was amended subsequent to year end to move the maturity of $86,845 of debt outstanding at December 31, 2019 from 2020 to 2021.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At December 31,  2019, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt and the embedded redemption right in the Series E Preferred Stock that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.  From time to time, we may enter into interest rate swap agreements or other interest rate hedging agreements.  At December 31, 2019, we have an interest rate swap in place which effectively locks the variable interest rate on our Wells Fargo debt (December 31, 2019 balance of $25.6 million) at 4.44% and an interest rate cap in place which caps the 30-day LIBOR interest rate on $30.0 million of our credit facility (December 31, 2019 balance of $86.4 million) at 3.35%. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

The table below provides information about financial instruments that are sensitive to changes in interest rates.  The table presents scheduled maturities, including the amortization of principal and related weighted-average interest rates for the debt maturing in each specified period (dollars in thousands) as of December 31, 2019, without consideration of debt amendments that took place subsequent to year end.  As previously discussed, the Company’s Key Bank credit facility was amended subsequent to year end to move the maturity of $86,845 of variable rate debt outstanding from 2020 to 2021.  For the purposes of this presentation, the Wells Fargo debt is considered fixed rate debt as the variable interest rate is effectively locked with the previously discussed interest rate swap.

	2020	2021	2022	2023	2024	Thereafter	Total
Fixed rate debt	$1,231	$14,341	$24,886	$214	$7,840	$-	$48,512
Average fixed interest rate	4.40%	4.34%	4.44%	4.54%	4.54%	-%	4.43%
Variable rate debt	$86,845	$-	$-	$-	$-	$-	$86,845
Average variable interest rate	4.30%	-%	-%	-%	-%	-%	4.30%
Total debt	$88,076	$14,341	$24,886	$214	$7,840	$-	$135,357
Total average interest rate	4.31%	4.34%	4.44%	4.54%	4.54%	-%	4.35%

At December 31, 2019, approximately 35.8% of our outstanding debt is subject to fixed interest rates or effectively locked with an interest rate swap, while 64.2% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at December 31, 2019 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties held for use would decrease by approximately $0.9 million per year.

Condor Hospitality Trust, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Condor Hospitality Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Condor Hospitality Trust, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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
March 31, 2020

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2019	2018

Assets
Investment in hotel properties, net	$222,063	$230,178
Investment in unconsolidated joint venture	4,244	5,866
Cash and cash equivalents	2,584	4,151
Restricted cash, property escrows	5,811	5,005
Accounts receivable, net	1,099	1,290
Prepaid expenses and other assets	1,118	2,227
Derivative assets, at fair value	22	639
Investment in hotel properties held for sale, net	-	4,092
Total Assets	$236,941	$253,448

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$5,523	$5,336
Dividends and distributions payable	145	2,330
Derivative liabilities, at fair value	366	-
Convertible debt, at fair value	1,080	1,000
Long-term debt, net of deferred financing costs	134,001	135,810
Long-term debt related to hotel properties held for sale, net of deferred financing costs	-	1,120
Total Liabilities	141,115	145,596

Equity
Shareholders' Equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series E, 925,000 shares authorized, $.01 par value, 925,000 shares outstanding, liquidation preference of $9,395 and $9,250	10,050	10,050
Common stock, $.01 par value, 200,000,000 shares authorized;11,993,608 and 11,833,573 shares outstanding	120	119
Additional paid-in capital	233,189	231,805
Accumulated deficit	(147,582)	(134,970)
Total Shareholders' Equity	95,777	107,004
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $47 and $435	49	848
Total Equity	95,826	107,852

Total Liabilities and Equity	$236,941	$253,448

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

asd

	Year ended December 31,
	2019	2018	2017
Revenue
Room rentals and other hotel services	$61,052	$65,057	$55,453
Operating Expenses
Hotel and property operations	38,769	41,008	37,134
Depreciation and amortization	9,568	9,475	6,898
General and administrative	5,700	6,217	6,552
Acquisition and terminated transactions	38	205	1,250
Equity transaction and strategic alternatives	2,110	-	343
Total operating expenses	56,185	56,905	52,177
Operating income	4,867	8,152	3,276
Net gain (loss) on disposition of assets	(36)	5,570	6,807
Equity in earnings (loss) of joint venture	190	(218)	190
Net gain (loss) on derivatives and convertible debt	(1,071)	317	436
Other income (expense), net	(104)	(83)	(111)
Interest expense	(7,976)	(8,326)	(5,174)
Loss on debt extinguishment	-	-	(967)
Impairment recovery (loss), net	-	93	(2,151)
Earnings (loss) before income taxes	(4,130)	5,505	2,306
Income tax benefit (expense)	(937)	(335)	595
Net earnings (loss)	(5,067)	5,170	2,901
Loss (earnings) attributable to noncontrolling interest	19	195	(20)
Net earnings (loss) attributable to controlling interests	(5,048)	5,365	2,881
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(578)	(578)	(12,243)
Net earnings (loss) attributable to common shareholders	$(5,626)	$4,787	$(9,362)

Earnings (Loss) per Share
Total - Basic Earnings (Loss) per Share	$(0.48)	$0.40	$(1.00)
Total - Diluted Earnings (Loss) per Share	$(0.48)	$0.40	$(1.00)

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(In thousands, except per share data)

	Years ended December 31, 2019, 2018, and, 2017
	Shares of preferred stock	Preferred stock	Shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2016	6,245	$61,333	763	$8	$118,655	$(112,024)	$67,972	$2,827	$70,799
Stock-based compensation	-	-	94	1	1,151	-	1,152	-	1,152
Long-term incentive plan	-	-	-	-	-	-	-	85	85
Issuance of common stock	-	-	4,972	49	47,419	-	47,468	-	47,468
Issuance of common units	-	-	-	-	-	-	-	435	435
Dividends and distributions declared
Common stock ($0.78 per share)	-	-	-	-	-	(9,103)	(9,103)	-	(9,103)
Series D Preferred Stock	-	-	-	-	-	(650)	(650)	-	(650)
Series E Preferred Stock	-	-	-	-	-	(483)	(483)	-	(483)
Common units ($0.00375 per unit)	-	-	-	-	-	-	-	(18)	(18)
Fractional common shares settled in reverse stock split	-	-	-	-	(1)	-	(1)	-	(1)
Conversion of Series D Preferred to common stock and issuance of Series E Preferred Stock	(5,320)	(51,283)	6,005	60	61,273	(11,110)	(1,060)	-	(1,060)
Warrant exchange	-	-	-	-	289	-	289	-	289
Cancellation of LTIP units	-	-	-	-	1,941	-	1,941	(1,941)	-
Net earnings	-	-	-	-	-	2,881	2,881	20	2,901
Balance at December 31, 2017	925	$10,050	11,834	$118	$230,727	$(130,489)	$110,406	$1,408	$111,814
Stock-based compensation	-	-	24	-	769	-	769	-	769
Issuance of common stock	-	-	28	1	259	-	260	-	260
Issuance of common units	-	-	-	-	-	-	-	50	50
Dividends and distributions declared
Common Stock ($0.78 per share)	-	-	-	-	-	(9,268)	(9,268)	-	(9,268)
Series E Preferred dividends declared	-	-	-	-	-	(578)	(578)	-	(578)
Common unit distribution declared ($0.015 per unit)	-	-	-	-	-	-	-	(67)	(67)
Redemption of common units	-	-	-	-	50	-	50	(348)	(298)
Net earnings	-	-	-	-	-	5,365	5,365	(195)	5,170
Balance at December 31, 2018	925	$10,050	11,886	$119	$231,805	$(134,970)	$107,004	$848	$107,852
Stock-based compensation	-	-	54	-	670	-	670	-	670
Dividends and distributions declared and undeclared	-	-	-	-	-	-	-	-	-
Common Stock ($0.585 per share)	-	-	-	-	-	(6,986)	(6,986)	-	(6,986)
Series E Preferred Stock	-	-	-	-	-	(578)	(578)	-	(578)
Common Units ($0.011 per unit)	-	-	-	-	-	-	-	(23)	(23)
Redemption of common units	-	-	54	1	714	-	715	(757)	(42)
Net loss	-	-	-	-	-	(5,048)	(5,048)	(19)	(5,067)
Balance at December 31, 2019	925	$10,050	11,994	$120	$233,189	$(147,582)	$95,777	$49	$95,826

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net earnings (loss)	$(5,067)	$5,170	$2,901
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	9,568	9,475	6,898
Net gain on disposition of assets	36	(5,570)	(6,807)
Net gain on derivatives and convertible debt	1,071	(317)	(436)
Equity in (earnings) loss of joint venture	(190)	218	(190)
Distributions from cumulative earnings of joint venture	170	187	51
Amortization of deferred financing costs	1,267	1,443	1,066
Loss on extinguishment of debt	-	-	967
Impairment (recovery) loss, net	-	(93)	2,151
Stock-based compensation and long-term incentive plan expense	1,026	974	1,237
Warrant issuance cost	-	-	289
Provision for deferred taxes	821	260	(660)
Changes in operating assets and liabilities:
(Increase) decrease in assets	1,172	582	(350)
Increase (decrease) in liabilities	(622)	(1,665)	2,500
Net cash provided by operating activities	9,252	10,664	9,617

Cash flows from investing activities:
Additions to hotel properties	(1,475)	(1,982)	(2,814)
Deposit on hotel property and franchise fees	-	-	(810)
Distributions in excess of cumulative earnings from joint venture	1,643	1,475	1,428
Hotel acquisitions	-	(35,643)	(122,269)
Net proceeds from sale of hotel assets	4,191	19,696	27,630
Net cash provided by (used in) investing activities	4,359	(16,454)	(96,835)

Cash flows from financing activities:
Deferred financing costs	(415)	(147)	(4,404)
Proceeds from long-term debt	1,500	35,318	174,000
Principal payments on long-term debt	(5,281)	(20,265)	(122,400)
Debt early extinguishment penalties	-	-	(454)
Proceeds from common stock issuance	-	260	47,468
Series E Preferred Stock issuance costs	-	-	(1,210)
Redemption of common units	(42)	(298)	-
Tax withholdings on stock compensation	(356)	(205)	-
Cash dividends paid to common shareholders	(9,304)	(9,257)	(6,944)
Cash dividends paid to common unit holders	(36)	(72)	-
Cash dividends paid to preferred shareholders	(434)	(723)	(1,965)
Contingent consideration paid subsequent to acquisition	-	-	(155)
Other items	(4)	-	(59)
Net cash provided by (used in) financing activities	(14,372)	4,611	83,877

Decrease in cash, cash equivalents, and restricted cash	(761)	(1,179)	(3,341)
Cash, cash equivalents, and restricted cash beginning of period	9,156	10,335	13,676
Cash, cash equivalents, and restricted cash end of period	$8,395	$9,156	$10,335

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$6,732	$6,091	$3,885
Income taxes paid	$307	$42	$203

Schedule of noncash investing and financing activities:
Debt assumed in acquisitions	$-	$-	$9,096
Fair value of operating partnership common units issued in acquisitions	$-	$50	$435
Fair value of operating partnership common units converted to common stock	$595	$-	$-
In kind dividends deemed on preferred stock	$-	$-	$9,900

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“Condor”) was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. Condor is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of December 31, 2019, the Company owned 15 hotels in eight states, including one hotel owned through an 80% interest in an unconsolidated joint venture (the “Atlanta JV”).  References to the “Company”, “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including as the context requires, our direct and indirect subsidiaries.

The Company, through its wholly owned subsidiary, Condor Hospitality REIT Trust, owns a controlling interest in Condor Hospitality Limited Partnership (the “operating partnership”), and serves as its general partner.  The operating partnership, including its various subsidiary partnerships, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of all properties held by TRS Leasing, Inc.) and conducts all of its operations.  At December 31, 2019, the Company owned 99.9% of the common operating units (“common units”) of the operating partnership with the remaining common units owned by other limited partners.

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

Agreement and Plan of Merger

On July 19, 2019, the Company, the operating partnership (the Company and operating partnership, the “Company Parties”), NHT Operating Partnership, LLC (“NHT Parent”), NHT REIT Merger Sub, LLC (“NHT Merger Sub”) and NHT Operating Partnership II, LLC (“NHT Merger OP,” and together with NHT Parent and NHT Merger Sub, the “NHT Parent Parties”), entered into an Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”).

Closing of the acquisition did not occur on March 23, 2020, the contemplated closing date of the acquisition, and has not occurred as of the time of this filing. The Company Parties and the NHT Parties are in discussions concerning potential amendments to restructure the transaction, which will be disclosed if and when such amendments are agreed.  There can be no assurance with respect to the outcome of such discussions, and the Company continues reviewing its options and reserves all rights and remedies under the Merger Agreement.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger OP will merge with and into the operating partnership (the “Partnership Merger”), and, Merger Sub will merge with and into the Company (the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Partnership Merger, Merger OP will survive and the separate existence of the operating partnership will cease. Upon completion of the Company Merger, the Company will survive and the separate existence of Merger Sub will cease. The Mergers and the other transactions contemplated by the Merger Agreement were unanimously approved

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

by the Company’s Board of Directors (the “Company Board”, and subsequently approved by the holders of the Company’s common stock (the “Company common stock”) and 6.25% Series E Cumulative Convertible Preferred Stock (the “Series E Preferred Stock”) at a special meeting of shareholders held on September 23, 2019.

Pursuant to the terms and conditions in the Merger Agreement, if the Company Merger is consummated, each share of the Company common stock (other than treasury shares and shares held by the NHT Parent Parties, which will be cancelled and retired and will cease to exist with no consideration being delivered in exchange therefor), will be converted into the right to receive $11.10 per share in cash, and each share of Series E Preferred Stock will be converted into the right to receive $10.00 in cash, each without interest and less any applicable withholding taxes.  If the Partnership Merger consummated, each common unit of partnership interest in the operating partnership (excluding operating partnership common units held by the general partner of the operating partnership) will be converted into the right to receive $0.21346 in cash, without interest and less any applicable withholding taxes.

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

Pursuant to the terms of the Merger Agreement, the Company exercised its right to acquire the remaining 20% equity interest of the Atlanta JV that it did not own.

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

Upon a termination of the Merger Agreement, under certain circumstances, the Company will be required to pay a termination fee to Parent of $9.54 million. In certain other circumstances, including termination by the Company for the NHT Parties’ failure to close or for a material breach by the NHT Parties, NHT Parent will be required to pay the Company a termination fee of $11.925 million upon termination of the Merger Agreement.

During the term of the Merger Agreement, without the consent of the NHT Parties, the Company may not pay cash dividends to holders of the Company common stock or the Series E Preferred Stock. The holders of the Series E Preferred Stock have agreed to waive accrual of any unpaid dividends between signing and closing.

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

The outbreak of the novel coronavirus (COVID-19) has reduced travel and adversely affected the hospitality industry in general. The actual and threatened spread of coronavirus globally or in the regions in which we operate, or future widespread outbreak of infectious or contagious disease, can continue to reduce national and international travel in general.    The extent to which our business may be affected by the coronavirus will largely depend on future developments which we cannot accurately predict, and its impact on customer travel,  including the duration of the outbreak, the continued spread and treatment of the coronavirus, and new information and developments that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. To the extent that travel activity in the U.S. is materially and adversely affected by the coronavirus, business and financial results of the hospitality industry, and thus our business and financial results, could be materially and adversely impacted.

In late March 2020, prior to the filing of this report, similar to the conditions affecting the hospitality industry as a whole, we experienced dramatic occupancy declines at many of our properties which will require us to adjust our business operations, and will have impact on our operating income and may potentially impact future compliance with our debt covenants.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash and highly liquid investments with original maturities of three months or less when acquired, and are carried at cost which approximates fair value. The Company maintained a major portion of its deposits with Huntington Bancshares Incorporated at December 31, 2019 and 2018.  The balances on deposit at Huntington Bancshares Incorporated may at times exceed the federal deposit insurance limit, however, management believes that no significant credit risk exists with respect to the uninsured portion of these cash balances.

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

Hotel operating revenues can be disaggregated into the following categories to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the year ended December 31,
	2019	2018	2017
Rooms	$58,353	$62,036	$52,509
Food and beverage	1,370	1,524	1,554
Other	1,329	1,497	1,390
Total revenue	$61,052	$65,057	$55,453

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

The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on its technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement to the uncertain tax position by the applicable taxing authority or by expiration of the applicable statute of limitations. For the years ended December 31, 2019, 2018, and 2017, the Company did not record any uncertain tax positions.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES

Investments in hotel properties consisted of the following at December 31:

	As of
	December 31, 2019	December 31, 2018
	Total	Held for sale	Held for use	Total
Land	$20,200	$2,304	$20,200	$22,504
Buildings, improvements, vehicle	206,971	4,462	206,821	211,283
Furniture and equipment	21,805	719	20,554	21,273
Initial franchise fees	1,784	25	1,784	1,809
Construction-in-progress	100	7	323	330
Right of use asset	80	-	-	-
Investment in hotel properties	250,940	7,517	249,682	257,199
Less accumulated depreciation	(28,877)	(3,425)	(19,504)	(22,929)
Investment in hotel properties, net	$222,063	$4,092	$230,178	$234,270

On January 1, 2019, the Company adopted ASU 842, Leases, and applied it prospectively. At adoption, the Company also elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification, and initial direct costs. Consequently on January 1, 2019, the Company recognized right-of-use assets and related liabilities related to its operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates, with a weighted average rate of 5.24% at December 31, 2019.  The right-of-use assets and liabilities are amortized to rent expense, included in either Hotel and property operations expenses or General and administrative expenses depending on the nature of the lease, over the term of the underlying lease agreements.  The weighted average remaining life of the Company’s operating leases, including options to extend when it is reasonably certain the Company will exercise such options, was 7.3 years at December 31, 2019.

As of December 31, 2019, the Company's right-of-use assets, net of $80 are included in Investment in hotel properties, net and its related lease liabilities of $81 are presented in Accounts payable, accrued expenses, and other liabilities in the Company's consolidated balance sheets. The adoption of this standard had minimal impact on the Company's consolidated statements of operations.

NOTE 3.  ACQUISITION OF HOTEL PROPERTIES

The Company did not acquire any properties during the year ended December 31, 2019.

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

Pro Forma Results (Unaudited)

The following condensed pro forma financial data is presented as if the two acquisitions completed during the year ended December 31, 2018  were completed on January 1, 2017.  Supplemental pro forma earnings in 2018 were adjusted to exclude all acquisition expenses recognized in the periods presented as if these acquisition costs had been incurred in prior periods but were not adjusted to remove the results of hotels sold during the periods presented.  Results for periods prior to the Company’s ownership are based on information provided by the prior owners, adjusted for differences in interest expense, depreciation expense, and management fees following the Company’s ownership, and have not been audited or reviewed by our independent auditors.  All hotels were in operation for all periods presented.

The condensed pro forma financial data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2017, nor do they purport to represent the results of operations for future periods.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Year ended December 31,
2018
Total revenue	$65,700
Operating income	$8,500
Net earnings (loss) attributable to common shareholders	$5,002
Net earnings (loss) per share - Basic	$0.42
Net earnings (loss) per share - Diluted	$0.41

NOTE 4: DISPOSITION OF HOTEL PROPERTIES

As of December 31, 2019, the Company had no hotels classified as held for sale. As of December 31, 2018, the Company had one hotel held for sale.

In 2019,  2018, and 2017, the Company sold one hotel,  four hotels, and eight hotels, respectively, resulting in total gains of $62,  $5,707, and $7,049, respectively.

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

On August 9, 2019, the operating partnership and the owner and lessee of the Aloft Atlanta hotel in the Atlanta JV (Spring Street Hotel Property LLC and Spring Street Hotel OpCo LLC, respectively), as Borrowers, closed on a $34,080 term loan pursuant to a term loan agreement with KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Agent for the Lenders (the “New Term Loan”).  The proceeds of the New Term Loan were used to repay the Old Term Loan, which was terminated following the repayment.  The New Term Loan is included in full on the balance sheet of the Atlanta JV at December 31, 2019.

The New Term Loan matures upon the earlier to occur of (a) consummation of the merger under the Merger Agreement (see Note 1) and (b) February 9, 2020.  The New Term Loan bears interest, at the Borrower’s option, at either LIBOR plus 2.25% or a base rate plus 1.25%.  The New Term Loan requires monthly interest payments and principal is due on the maturity date.  The Borrowers may, at any time, voluntarily prepay the New Term Loan in whole or in part without premium or penalty (other than customary LIBOR breakage costs).  The current interest rate on the New Term Loan on December 31, 2019 was 3.99%.  The New Term Loan is secured by a first priority lien and security interest on the Aloft Atlanta hotel and the tangible and intangible personal property used in connection with such hotel, including inventory, equipment, fixtures, accounts and general intangibles.  The New Term Loan is guaranteed by the Company and certain of its subsidiaries.  On February 6, 2020, the maturity of the New Term Loan was extended to May 8, 2020.    The Company plans to refinance this loan prior to maturity with our KeyBank credit facility if approved by the lenders.  In the event this refinancing is not completed prior to maturity, KeyBank has provided a binding commitment to extend the maturity of the loan to April 1, 2021.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The Atlanta JV agreement also includes buy-sell rights for both members (generally after three years of hotel ownership for Condor and after five years for TWC) and Condor has a purchase option for TWC’s Atlanta JV ownership interest exercisable between the third and fifth anniversary of the hotel closing.    Subsequent to year end, on February 14, 2020, the Company purchased TWC’s interest in the Atlanta JV (see Note 17).

Under the Atlanta JV agreement, the Atlanta JV is managed by TWC in accordance with business plans and budgets approved by both partners.  Major decisions as detailed in the agreement also require joint approval.  Condor may remove TWC as manager of the Atlanta JV and appoint a new manager only upon the occurrence of certain events.  The Atlanta Aloft hotel is managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC.  The Atlanta JV paid to Boast total management fees of $380,  $333 and $348 during the years ended December 31, 2019, 2018, and 2017, respectively.

Net cash flow from the Atlanta JV is distributed each fiscal year first with a 10% preferred return on capital contributions to Condor, second with a 10% preferred return on capital contributions to TWC, and third with any remainder distributed to the partners based on their pro-rata equity ownership. Profits are allocated in the same proportion as net cash flow.  Losses are allocated based on pro-rata equity ownership. Cash distributions totaling $1,813, $1,662 and $1,479 were received by the Company from the Atlanta JV during the years ended December 31,  2019, 2018, and 2017, respectively.

The following table represents the total assets, liabilities, and equity, including the Company’s share, of the Atlanta JV as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Investment in hotel properties, net	$45,547	$46,933
Cash and cash equivalents	661	913
Restricted cash, property escrows	-	366
Accounts receivable, prepaid expenses, and other assets	279	294
Total Assets	$46,487	$48,506
Accounts payable, accrued expenses, and other liabilities	$1,026	$1,375
Land option liability	6,190	6,190
Long-term debt, net of deferred financing costs	33,966	33,608
Total Liabilities	41,182	41,173
Condor equity	4,244	5,866
TWC equity	1,061	1,467
Total Equity	5,305	7,333
Total Liabilities and Equity	$46,487	$48,506

The table below provides the components of net earnings (loss), including the Company’s share of the Atlanta JV, for the years ended December 31, 2019, 2018 and 2017:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

	Year ended December 31,
	2019	2018	2017
Revenue
Room rentals and other hotel services	$12,666	$11,888	$11,582
Operating Expenses
Hotel and property operations	8,084	7,855	7,585
Depreciation and amortization	1,494	1,444	1,425
Total operating expenses	9,578	9,299	9,010
Operating income	3,088	2,589	2,572
Net loss on disposition of assets	(2)	(197)	(8)
Net loss on derivative	(1)	(27)	(3)
Interest expense	(2,675)	(2,637)	(2,323)
Loss on extinguishment of debt	(172)	-	-
Net earnings (loss)	$238	$(272)	$238

Condor allocated earnings (loss)	$190	$(218)	$190
TWC allocated earnings (loss)	48	(54)	48
Net earnings (loss)	$238	$(272)	$238

NOTE 6.  LONG-TERM DEBT

Long-term debt related to wholly owned properties, including debt related to hotel properties held for sale, consisted of the following loans payable at December 31:

Lender	Balance at December 31, 2019	Interest rate at December 31, 2019	Maturity	Amortization provision	Properties encumbered at December 31, 2019	Balance at December 31, 2018
Fixed rate debt
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18	$8,639	4.54%	08/2024	25 years	1	$8,817
Great Western Bank (1)	13,290	4.33%	12/2021 (5)	25 years	1	13,615
Great Western Bank (1)	971	4.33%	12/2021 (5)	7 years	-	1,171
Total fixed rate debt	22,900					23,603

Variable rate debt
Wells Fargo	25,612	3.76% (2)	11/2022 (6)	30 years	3	26,048
KeyBank credit facility (3)	86,845	4.30% (4)	10/2020 (7)	Interest only	9	89,487
Total variable rate debt	112,457				14	115,535

Total long-term debt	$135,357					$139,138
Less: Deferred financing costs	(1,356)					(2,208)
Total long-term debt, net of deferred financing costs	134,001					136,930
Less: Long-term debt related to hotel properties held for sale, net of deferred financing costs of $0 and $18	-					(1,120)

Long-term debt related to hotel properties held for use, net of deferred financing costs of $1,356 and $2,190	$134,001					$135,810

(1) Both loans are collateralized by Aloft Leawood.

(2) Variable rate of 30-day LIBOR plus 2.39%, effectively fixed at 4.44% after giving effect to interest rate swap (see Note 8).

(3) $150,000 credit facility that includes an accordion feature that would allow the credit facility to be increased to $400,000 with additional lender commitments. Available borrowing capacity under the credit facility is based on a borrowing base formula for the pool of hotel properties securing the facility.  Total unused availability under this credit facility was $9,020 at December 31, 2019.  The commitment fee on unused facility is 0.20%. See Note 17 for changes occurring subsequent to December 31, 2019.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(4) Borrowings under the facility accrue interest based on a leverage-based pricing grid, at the Company’s option, at either LIBOR plus a spread ranging from 2.25% to 3.00% (depending on leverage) or a base rate plus a spread ranging from 1.25% to 2.00% (depending on leverage); 30-day LIBOR for $30,000 notional capped at 3.35% after giving effect to market rate cap (see Note 8).  See Note 17 for changes occurring subsequent to December 31, 2019.

(5) Term may be extended for additional two years subject to interest rate adjustments.

(6) Two one-year extension options subject to the satisfaction of certain conditions.

(7) See Note 17 for changes occurring subsequent to December 31, 2019.

At December 31, 2019, we had long-term debt of $135,357 with a weighted average term to maturity of 1.5 years and a weighted average interest rate of 4.22%.  Of this total, at December 31, 2019,  $22,900 was fixed rate debt with a weighted average term to maturity of 2.3 years and a weighted average interest rate of  4.41% and $112,457 was variable rate debt with a weighted average term to maturity of 1.2 years and a weighted average interest rate of 4.18%.    At December 31, 2018, we had long-term debt of $138,000 associated with assets held for use with a weighted average term to maturity of 2.1 years and a weighted average interest rate of 5.15%.  Of this total, at December 31, 2018,  $23,604 was fixed rate debt with a weighted average term to maturity of 1.9 years and a weighted average interest rate of 4.41% and $114,396 was variable rate debt with a weighted average term to maturity of 2.9 years and a weighted average interest rate of 5.30%.

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

Total
2020	$88,076
2021	14,341
2022	24,886
2023	214
2024	7,840
Thereafter	-
Total	$135,357

As discussed further in the Subsequent Events footnote (see Note 17), on March 30, 2020, the Key Bank credit facility was amended to, among other things, extend the maturity date of the facility to April 1, 2021, providing also for two extension options (six months and five months).  Following this modification, contractual debt maturities on debt outstanding at December 31, 2019 were as follows:

Total
2020	$1,231
2021	101,186
2022	24,886
2023	214
2024	7,840
Thereafter	-
Total	$135,357

Financial Covenants

We are required to satisfy various financial covenants within our debt agreements, including the following financial covenants within our credit facility with KeyBank:

•

Debt Yield:  The ratio of adjusted net operating income for the borrowing base properties to indebtedness outstanding under the credit facility cannot be less than 10%.  The covenant is first tested on September 30,

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

2020 and for purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.
•	Consolidated Leverage Ratio: The ratio of consolidated total indebtedness to consolidated total asset value cannot exceed 60%.
•

Fixed Charge Coverage Ratio: The ratio of adjusted consolidated EBITDA to consolidated fixed charges cannot be less than (a) 1.25 to 1 as of the end of the fiscal quarter ending September 30, 2020 and (b) 1.50 to 1 as of the end of the fiscal quarter ending December 31, 2020 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•

Borrowing Base Leverage Ratio:  The ratio of indebtedness outstanding under the credit facility to borrowing base asset value (based on updated appraisals required by the lenders) cannot exceed 65%.  The covenant is first tested on June 30, 2021.

On March 30, 2020, our credit facility with KeyBank was amended to, among other things:

•

Implement a collateral-specific minimum debt yield (ratio of adjusted net operating income for the borrowing base properties to indebtedness outstanding under the credit facility) of 10%.  The covenant is first tested on September 30, 2020 and for purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•

Maintain the maximum consolidated leverage ratio (ratio of consolidated total indebtedness to consolidated total asset value) of 60% but provide for updated appraisals to determine consolidated total asset value (if required by the lenders).

•

Modify the fixed charge coverage ratio (ratio of adjusted consolidated EBITDA to consolidated fixed charges) to (a) 1.25 to 1 as of the end of the fiscal quarter ending September 30, 2020 and (b) 1.50 to 1 as of the end of the fiscal quarter ending December 31, 2020 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.  The covenant was previously 1.50 to 1 tested at the end of each fiscal quarter based on the most recently ended four fiscal quarters.

•

Implement a maximum borrowing base leverage ratio (ratio of indebtedness outstanding under the credit facility to borrowing base asset value (based on updated appraisals required by the lenders) of 65%.  The covenant is first tested on June 30, 2021.

•	Eliminate the financial covenants regarding secured leverage ratio, tangible net worth and variable rate debt.
•	Modify the covenant on dividends and distributions to provide that no cash dividends or distributions may be made to common or preferred shareholders.
•	Modify the covenants on recourse debt and investments to provide that no additional recourse debt or investments will be permitted.

As a result of the anticipated impact of the COVID-19 virus on the hotel industry generally, the Company has received waivers from Great Western Bank with respect to compliance with its quarterly debt service coverage ratios (consolidated and for the Leawood Aloft collateral) for March 31, 2020 and June 30, 2020 and modifications for September 30, 2020 and December 31, 2020 (providing for lower collateral covenant and use of annualized results).  The modification also provides for a three month deferral of principal and interest payments.

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

As of December 31, 2019, we are not in default of any of our loans.

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

The Company has made an irrevocable election to record this Note in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of this Note. As such, gains and losses on the Note are included in net gain on derivatives and convertible debt within net earnings each reporting period. Gains (losses) related to this Note were recognized totaling $(80),  $69, and $246 during  the years ended December 31, 2019, 2018, and 2017, respectively.  The fair value of the Note is determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options and is considered a Level 3 fair value measurement.  The fair value of the Note on the date of issuance was determined to be equal to its principal amount. Interest expense related to this Note is recorded separately from other changes in its fair value within interest expense each period.

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of December 31, 2019:

	Fair value as of December 31, 2019	Unpaid principal balance as of December 31, 2019	Fair value carrying amount (over)/under unpaid principal
6.25% Convertible Debt	$1,080	$1,012	$(68)

NOTE 8: FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At December 31, 2019, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the consolidated financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired hotel properties and related assumed debt in 2018 and 2017 (see Note 3), in accounting for the equity transactions that occurred in March 2017 (see Note 10), in the valuation of stock-based compensation grants (see Note 12), and in the assessment of impaired and potentially impaired hotels during the years ended December 31, 2019,  2018, and 2017.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting the discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

payments on the positions are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at December 31, 2019 and 2018 are as follows:

Associated debt	Type	Terms	Effective Date	Maturity Date	Notional amount at December 31, 2019	Notional amount at December 31, 2018
Wells Fargo	Swap	Swaps 30-day LIBOR for fixed rate of 2.053%	11/2017	11/2022	$25,612 (1)	$26,048 (1)
Credit facility	Cap	Caps 30-day LIBOR at 2.50%	03/2017	03/2019	Not applicable	$50,000
Credit facility	Cap	Caps 30-day LIBOR at 3.35%	4/1/2019	10/2020	$30,000	Not applicable

(1)	Notional amounts amortize consistently with the principal amortization of the associated loans.

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

All derivatives recognized by the Company are reported as either derivative assets or liabilities on the balance sheets and are adjusted to their fair value at each reporting date.  All gains and losses on derivative instruments are included in net gain on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the statements of operations. Net gains (loss) of $(991), $248, and $190 were recognized related to derivative instruments for the years ended December 31, 2019, 2018, and 2017, respectively.

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial assets and (liabilities) carried at fair value and measured on a recurring basis:

	Fair value at December 31, 2019	Level 1	Level 2	Level 3
Interest rate derivatives	$(366)	$-	$(366)	$-
Series E Preferred embedded redemption option	22	-	-	22
Convertible debt	(1,080)	-	-	(1,080)
Total	$(1,424)	$-	$(366)	$(1,058)

	Fair value at December 31, 2018	Level 1	Level 2	Level 3
Interest rate derivatives	$350	$-	$350	$-
Series E Preferred embedded redemption option	289	-	-	289
Convertible debt	(1,000)	-	-	(1,000)
Total	$(361)	$-	$350	$(711)

There were no transfers between levels during the years ended December 31, 2019, 2018, or 2017.

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the statements of operations during the periods:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

	Year ended December 31,
	2019			2018
	Series E Preferred embedded redemption option	Convertible debt	Total	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$289	$(1,000)	$(711)	$314	$(1,069)	$(755)
Net gains (losses) recognized in earnings	(267)	(80)	(347)	(25)	69	44
Purchase and issuances	-	-	-	-	-	-
Sales and settlements	-	-	-	-	-	-
Gross transfers into Level 3	-	-	-	-	-	-
Gross transfers out of Level 3	-	-	-	-	-	-
Fair value, end of period	$22	$(1,080)	$(1,058)	$289	$(1,000)	$(711)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$(267)	$(80)	$(347)	$(25)	$69	$44

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

	Carrying value at December 31,		Estimated fair value at December 31,
	2019	2018	2019	2018
Held for use	$134,001	$135,810	$134,288	$134,773
Held for sale	-	1,120	-	1,120
Total	$134,001	$136,930	$134,288	$135,893

Impaired Hotel Properties

In the performance of impairment analysis for both held for sale and held for use properties, fair value is determined with the assistance of independent real estate brokers and through the use of operating results and revenue multiples based on the Company’s experience with hotel sales as well as available industry information.  For held for sale properties, estimated selling costs are based on our experience with similar asset sales.  These are considered Level 3 fair value measurements.  The amount of impairment and recovery of previously recorded impairment recognized in the years ended December 31, 2019, 2018, and 2017 is shown in the tables below:

	Year ended December 31,
	2019		2018		2017
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Sold hotels:
Impairment loss	-	$-	-	$-	3	$(2,231)
Recovery of impairment	-	-	1	93	2	80
Total net impairment (loss) recovery:	-	$-	1	$93	5	$(2,151)

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

During the year ended December 31, 2017, we sold 169,004 shares of common stock under the ATM program at an average sales price of $10.15 per share for gross proceeds totaling $1,715 and net proceeds of $1,619.    During the year ended December 31, 2018, we sold 28,474 shares of common stock under the ATM program at an average sales price of $10.40 per share, for gross proceeds totaling $296 and net proceeds totaling $260.  There were no sales under the ATM program in 2019.  Since the inception of the ATM program, we have sold 197,478 shares of common stock at an average sales price of $10.18 per share for gross proceeds totaling $2,011 and net proceeds totaling $1,879.

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

In connection with these transactions, the Company and SREP entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) dated March 16, 2016 pursuant to which the Company issued and sold 3,000,000 shares of Series D Preferred Stock to SREP on the March 16, 2016 for an aggregate purchase price of $30,000. The Stock Purchase Agreement required that $20,147 of the purchase price be deposited into an escrow account for the purpose of effecting the redemption of the Series A and Series B Preferred Stock, which was completed on April 15, 2016, and that the remaining amount of the purchase price be delivered to the Company.

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

Impact of Preferred Stock on Net Earnings (Loss) Attributable to Common Shareholders

The components of dividends declared and undeclared and in kind dividends deemed on preferred stock are as follows:

	Year ended December 31,
	2019	2018	2017
Preferred D dividends accrued at stated rate	$-	$-	$650
Preferred D inducement to convert	-	-	11,110
Preferred E dividends accrued at stated rate	578	578	483
Dividends declared and undeclared and in kind dividends deemed on preferred stock	$578	$578	$12,243

NOTE 11.  NONCONTROLLING INTEREST OF COMMON UNITS IN THE OPERATING PARTNERSHIP

At December 31, 2019 and 2018,  219,183 and 3,281,124 of the operating partnership’s common units were outstanding, respectively, all of which were held by limited partners. All LTIP units previously were cancelled on June 28, 2017 (see Note 12). The total redemption value for the common units was $47  and $435 at December 31, 2019 and 2018, respectively.  Our ownership interest in the operating partnership as of December 31, 2019 and 2018 was 99.9% and 99.5%,  respectively.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

During the year ended December 31, 2019, 259,685 common units were redeemed for cash totaling $42 and 2,802,256 common units were converted into 53,891 shares of common stock.  During the year ended December 31, 2018, 1,528,803 common units were redeemed for cash totaling $298.    No common units were redeemed in 2017.

NOTE 12.  STOCK-BASED COMPENSATION

The Company currently has in place the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 761,538  following an amendment to the plan to increase the number of available shares by 300,000 that was approved by shareholders on May 17, 2018 at the annual meeting of shareholders.  As of December 31, 2019, there were 511,518 common shares available for issuance under the 2016 Stock Plan.

Options

At December 31, 2016, the Company had a total of 865 vested stock options outstanding with a weighted average exercise price of $48.945 per share.  These options expired unexercised on July 15, 2017.

Service Condition Share Awards

From time to time, the Company awards restricted shares of common stock to employees, officers, and members of the Board of Directors under the 2016 Stock Plan.  These shares generally vest ratably over five years for employees and officers and three years for members of the Board of Directors based on continued service or employment.  Dividends paid on these restricted shares during the vesting period are not forfeited in the event that the shares fail to vest.  The following table presents a summary of the service condition unvested share activity for the years ended December 31, 2019, 2018, and 2017:

	Shares	Weighted-average grant date fair value
Unvested at December 31, 2016	-	$-
Granted	96,286	$10.54
Vested	(234)	$10.60
Forfeited	(220)	$10.54
Unvested at December 31, 2017	95,832	$10.54
Granted	23,191	$10.28
Vested	(30,879)	$10.56
Forfeited	(11,644)	$10.33
Unvested at December 31, 2018	76,500	$10.48
Granted	21,917	$8.48
Vested	(50,328)	$9.94
Forfeited	(1,407)	$9.23
Unvested at December 31, 2019	46,682	$10.16

The fair value of the service condition unvested share awards was determined based on the closing price of the Company’s common stock on the grant date.

Market Based Share Awards

Pursuant to an amendment of an employment agreement on June 28, 2017, an executive officer may earn shares of common stock if certain market share prices of common stock are attained.  Any such shares, if earned, will be issued under the 2016 Stock Plan or another shareholder approved plan.  The executive officer will earn and be

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

issued 36,692 common shares each time stock market price targets of $11.00 to $18.00 (in one dollar increments) per common share are first achieved prior to March 31, 2022 based on the weighted-average common stock price for 60 consecutive trading days.  Additionally, the shares vest to the extent of the value received per share of common stock in connection with a change in control, with the payout in such case to be prorated for the portion of the value above a stock market price target but below the next stock market price target.  The $11.00 tranche of this award vested on November 22, 2019.

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

The fair value of the performance based share awards is based on the closing price of the Company’s common stock on the grant date, discounted for estimated common stock dividends to be declared prior to the shares being issued.  The grant date occurs on an annual basis when budgeted FFO is approved by the Board of Directors.  The total grant date fair value of the 2019, 2018, and 2017 portions of this performance based share award, assuming that 100% of budgeted FFO is achieved, was $147, $169 and $191, respectively.  During the first quarter of 2019, 13,778 shares with a grant date fair value totaling $122 were awarded to the executive based on 2018 FFO. Simultaneously, 2,550 fully vested shares were issued to the executive with a fair value of $22 as a discretionary award.  During the first quarter of 2018, 21,133 shares with a grant date fair value totaling $212 were awarded to the executive based on 2017 FFO.

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

A total of 15,240,  11,503 and 5,369 shares were issued to independent directors under the 2016 Stock Plan with respect to these fees during the years ended December 31, 2019, 2018, and 2017, respectively.

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation, including the LTIP, related to employees and directors for the years ended December 31, 2019, 2018, and 2017 was $1,026,  $974,  and $1,237,  respectively, all of which is included in general and administrative expense.  Total unrecognized compensation cost related to all awards at December 31, 2019 was $527, which is expected to be recognized over a weighted-average remaining service period of 2.6 years.

NOTE 13.  INCOME TAXES

For the years ended December 2019, 2018, and 2017, the income tax expense related to the operating partnership, including primarily Alternative Minimum Tax (“AMT”) in the years prior to 2018 and certain state and local taxes, totaled $175,  $83, and $20, respectively.

The components of the income tax expense (benefit) from the TRS from continuing operations for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Year ended December 31,
	2019	2018	2017
Federal:
Current	$-	$-	$33
Deferred	817	202	(615)
State and local:
Current	2	(8)	12
Deferred	(57)	58	(45)
Income tax expense (benefit)	$762	$252	$(615)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Actual income tax expense of the TRS for the years ended December 31, 2019, 2018, and 2017 differs from the “expected” income tax expense (benefit) (computed by applying the appropriate U.S. federal income tax rate of 21% in 2019 and 2018 and 34% in 2017 to earnings before income taxes) as a result of the following:

	Year ended December 31,
	2019	2018	2017
Computed "expected" income tax (benefit) expense	$403	$191	$546
State income taxes, net of federal income tax (benefit) expense	62	40	47
(Decrease) increase in valuation allowance	(124)	29	(1,097)
Return to provision adjustments	431	(16)	-
Other	(10)	8	(145)
AMT	-	-	34
Total income tax expense (benefit)	$762	$252	$(615)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are as follows:

	As of December 31,
	2019	2018
Deferred Tax Assets
Accrued expenses and other	$100	$84
Net operating losses carried forward for federal income tax purposes	374	1,004
Net operating losses carried forward for state income tax purposes	455	615
AMT	58	117
Subtotal deferred tax assets	987	1,820
Valuation allowance	(359)	(483)
Total deferred tax assets	628	1,337

Deferred Liabilities
Tax depreciation in excess of book depreciation	909	714
Atlanta JV basis difference	140	223
Total deferred tax liabilities	1,049	937
Net deferred tax assets (liabilities)	$(421)	$400

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of this analysis, the Company believed that a full valuation allowance against the net deferred tax asset position was necessary at December 31, 2016 and as such no current or deferred federal income tax other than AMT was recognized in the year then ended.  At December 31, 2017 and all subsequent periods, it was determined by management that a valuation allowance against deferred tax assets was no longer required, with the exception of an allowance against certain state net operating losses, as management believes that it is more likely than not that remaining deferred tax assets will be realized.

After consideration of limitations related to a change in control as defined under Internal Revenue Code Section 382 following the Company’s common and preferred equity transactions,  the TRS’s net operating loss carryforward at December 31, 2019 as determined for federal income tax purposes was $1,779.  The availability of the loss carryforwards will expire in 2027 through 2034.

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

As of December 31, 2019, the tax years that remain subject to examination by major tax jurisdictions generally include 2016 through 2019.

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

For income tax purposes, distributions paid per share for the years ended December 31, 2019, 2018, and 2017 were characterized as follows:

	For the year ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary income	$-	-	$-	-	$0.117000	20%
Capital gain	-	-	-	-	-	-
Return of capital	0.585000	100%	0.975000	100%	0.468000	80%
Total	$0.585000	100%	$0.975000	100%	$0.585000	100%

Series D Preferred Stock:
Ordinary income	$-	-	$-	-	$0.104160	100%
Capital gain	-	-	-	-	-	-
Return of capital	-	-	-	-	-	-
Total	$-	-	$-	-	$0.104160	100%

Series E Preferred Stock:
Ordinary income	$-	-	$-	-	$0.522569	100%
Capital gain	-	-	-	-	-	-
Return of capital	0.468750	100%	0.625000	100%	-	-
Total	$0.468750	100%	$0.625000	100%	$0.522569	100%

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

	Year ended December 31,
	2019	2018	2017
Numerator: Basic (1)
Net earnings (loss) attributable to common shareholders	$(5,626)	$4,787	$(9,362)
Less: Allocation to participating securities	(38)	(67)	(56)
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$(5,664)	$4,720	$(9,418)

Numerator: Diluted (1)
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$(5,664)	$4,720	$(9,418)
Interest and fair value adjustment on Convertible Debt	-	(6)	-
Total Diluted	$(5,664)	$4,714	$(9,418)

Denominator
Weighted average number of common shares - Basic	11,856,113	11,784,222	9,437,824
Performance Based Share Awards	-	4,285	-
Convertible Note	-	97,269	-
Weighted average number of common shares - Diluted	11,856,113	11,885,776	9,437,824

Earnings Per Share
Basic Earnings (Loss) per Share	$(0.48)	$0.40	$(1.00)
Diluted Earnings (Loss) per Share	$(0.48)	$0.40	$(1.00)

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Year ended December 31,
	2019	2018	2017
Outstanding stock options (2)	-	-	258
Unvested restricted stock	62,742	79,456	48,869
Warrants - RES (2)	-	-	53,608
Warrants - Employees (2)	-	11,056	66,153
Series D Preferred Stock (2)	-	-	970,606
Series E Preferred Stock	668,111	668,111	560,115
Convertible debt	97,269	-	97,269
LTIP common units (1) (2)	-	-	49,636
Operating partnership common units (1)	54,330	86,255	70,722
Total potentially dilutive securities excluded from the denominator	882,452	844,878	1,917,236

(1)

LTIP and common units have been omitted from the denominator for the purpose of computing diluted EPS since the effect of including these amounts in the numerator and denominator would have no impact on calculated EPS.

(2)	Amounts above are weighted average amounts outstanding for the period presented. These instruments were no longer outstanding at December 31, 2019.

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

Each of the management companies employed by the TRS at December 31, 2019 receives a base monthly management fee of 3.0% to 3.5% of gross hotel revenue, with incentives for performance which increase such fee to a maximum of 5.0%.  For the years ended December 31, 2019, 2018, and 2017, base management fees incurred totaled $1,813,  $1,779, and $1,700, respectively, all of which was included in continuing operations as hotel and property operations expense.  For the years ended December 31, 2019,  2018, and 2017, incentive management fees totaled $141, $333, and $306, respectively.

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

Franchise Agreements

As of December 31, 2019,  all of our wholly owned properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue.  The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term.  Franchise fee expense totaled $4,685, $4,834, and $3,800, for the years ended December 31, 2019, 2018, and 2017, respectively, all of which was included in continuing operations as hotel and property operations expense.

The franchisor of two of our hotels advised us in February 2019 that both of the hotels had dropped below the required level for guest satisfaction surveys, and that if the hotels do not achieve compliance, it reserves the right to elect to terminate the relevant franchise agreements.  The Company is actively addressing the matter relating to the surveys and has plans in place which it believes will resolve these issues.

Leases

The Company has no land lease agreements in place related to properties owned at December 31, 2019.   Land lease expense related to properties previously owned totaled $0, $0,  and $9  for the years ended December 31, 2019, 2018, and 2017, respectively, included in hotel and property operations expense.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The Company entered into three new office lease agreements in 2016, replacing all existing office lease agreements. All of these leases expired  in  2019 with space currently being rented month to month.  Office lease expense totaled $133,  $160, and $154 in the years ended December 31, 2019, 2018, and 2017, respectively, and is included in general and administrative expense.  The Company also has in place operating leases for miscellaneous equipment at its hotel properties.

The maturity of the lease liabilities for the Company’s operating leases is as follows:

Maturity of lease liabilities
Year ended December 31,
2020	$22
2021	21
2022	20
2023	4
2024	4
Thereafter	25
Total lease payments	$96
Less: Imputed interest	(15)
Present value of lease liabilities	$81

As of December 31, 2018, prior to the adoption of ASC 842, the future minimum lease payments applicable to non-cancellable leases were as follows:

Lease rents
2020	$138
2021	61
2022	47
2023	-
2024	-
$246

Benefit Plans

The Company has a qualified contributory retirement plan under Section 401(k) of the Code (the “401(k) Plan”) which covers all employees who meet certain eligibility requirements.  Voluntary contributions may be made to the 401(k) Plan by employees.  The 401(k) Plan is a Safe Harbor Plan and requires a mandatory employer contribution.  The employer contribution expense for the years ended December 31, 2019, 2018, and 2017 was $52, $71,  and $67, respectively, and is included in general and administrative expenses.

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

On August 20, 2019, a putative class action complaint was filed against the Company and each of the Company directors, operating partnership, NHT Parent, NHT Merger Sub and NHT Merger Op, in the United States District Court for the District of Delaware under the caption Graham v. Condor Hospitality Trust, Inc., et al., Civil Action No. 1:19-cv-01552. The case was voluntarily dismissed by plaintiffs on January 28, 2020.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

A second putative class action complaint was filed on August 23, 2019 against the Company and each of the Company directors, the Operating Partnership, Parent, Merger Sub and Merger OP in the United States District Court for the District of Delaware under the caption Sabatini v. Condor Hospitality Trust, Inc., et al., Civil Action No. 1:19-cv-01564. These complaints asserted claims, purportedly brought on behalf of a class of shareholders, under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9, and alleged that the preliminary proxy statement filed by the Company with the Securities and Exchange Commission (“SEC”) on Schedule 14A on August 9, 2019 (the “Preliminary Proxy Statement”) contained materially incomplete and misleading disclosures. Each of the complaints sought, among other things, injunctive relief enjoining defendants from taking steps to consummate the proposed transactions and damages, along with fees and costs.  The case was voluntarily dismissed by plaintiffs on January 28, 2020.

On August 26, 2019, a putative class action was filed against the Company and each of the Company’s directors in the United States District Court for the Southern District of New York under the caption Raul v. Condor Hospitality Trust, Inc., et al., Civil Action No. 1:19-cv-07968. The complaint asserted claims, purportedly brought on behalf of a class of shareholders, under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 and alleged that the Preliminary Proxy Statement contained materially incomplete and misleading disclosures. The complaint sought, among other things, injunctive relief enjoining defendants from taking steps to consummate the proposed transaction and damages, along with fees and costs. The case was voluntarily dismissed by plaintiffs on November 19, 2019.

Pursuant to a Confidential Memorandum of Understanding dated September 16, 2019 between the plaintiffs in the above three actions and the Company, if the parties do not resolve any claim for fees and expenses related to the dismissed actions, the plaintiff may assert claims for fees, if at all, in the United States District Court of the District of Delaware.

NOTE 16. QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter ended (unaudited)
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	Total 2018

Revenue	$16,679	$17,834	$15,462	$15,082	$65,057
Operating expenses	14,561	14,876	14,266	13,202	56,905
Operating income	2,118	2,958	1,196	1,880	8,152

Net gain (loss) on dispositions of assets	(24)	1,895	3,716	(17)	5,570
Equity in earnings (loss) of joint venture	229	63	(41)	(469)	(218)
Net gain (loss) on derivatives and convertible debt	447	156	116	(402)	317
Other expense	(14)	(20)	(23)	(26)	(83)
Interest expense	(1,928)	(2,091)	(2,154)	(2,153)	(8,326)
Impairment recovery, net	93	-	-	-	93
Earnings (loss) before income taxes	921	2,961	2,810	(1,187)	5,505
Income tax expense	(129)	(54)	(132)	(20)	(335)
Net earnings (loss)	792	2,907	2,678	(1,207)	5,170
(Earnings) loss attributable to noncontrolling interest	(6)	(21)	(20)	242	195
Earnings (loss) attributable to controlling interests	786	2,886	2,658	(965)	5,365
Dividends declared on preferred stock	(144)	(145)	(145)	(144)	(578)
Net earnings (loss) attributable to common shareholders	$642	$2,741	$2,513	$(1,109)	$4,787

Earnings (loss) per Share (1)
Total - Basic Earnings (loss) per Share	$0.05	$0.23	$0.21	$(0.10)	$0.40
Total - Diluted Earnings (loss) per Share	$0.05	$0.23	$0.21	$(0.10)	$0.40

(1) Quarterly and total annual EPS are based on the weighted average number of shares outstanding during each quarter and the annual period. Due to rounding and differences in earnings and losses between the quarterly and annual periods, the sum of the quarterly EPS amounts may not equal the reported amounts for the year.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

	Quarter ended (unaudited)
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Total 2019

Revenue	$15,903	$16,177	$14,666	$14,306	$61,052
Operating expenses	13,825	14,562	14,386	13,412	56,185
Operating income	2,078	1,615	280	894	4,867

Net gain (loss) on dispositions of assets	39	(16)	(14)	(45)	(36)
Equity in earnings (loss) of joint venture	513	166	(84)	(405)	190
Net loss on derivatives and convertible debt	(237)	(456)	(223)	(155)	(1,071)
Other expense, net	(29)	(24)	(27)	(24)	(104)
Interest expense	(2,163)	(2,094)	(1,912)	(1,807)	(7,976)
Earnings (loss) before income taxes	201	(809)	(1,980)	(1,542)	(4,130)
Income tax expense	(186)	(461)	(8)	(282)	(937)
Net earnings (loss)	15	(1,270)	(1,988)	(1,824)	(5,067)
Loss attributable to noncontrolling interest	1	6	10	2	19
Earnings (loss) attributable to controlling interests	16	(1,264)	(1,978)	(1,822)	(5,048)
Dividends declared and undeclared on preferred stock	(145)	(144)	(145)	(144)	(578)
Net loss attributable to common shareholders	$(129)	$(1,408)	$(2,123)	$(1,966)	$(5,626)

Earnings (loss) per Share (1)
Total - Basic Earnings (loss) per Share	$(0.01)	$(0.12)	$(0.18)	$(0.17)	$(0.48)
Total - Diluted Earnings (loss) per Share	$(0.01)	$(0.12)	$(0.18)	$(0.17)	$(0.48)

(1) Quarterly and total annual EPS are based on the weighted average number of shares outstanding during each quarter and the annual period. Due to rounding and differences in earnings and losses between the quarterly and annual periods, the sum of the quarterly EPS amounts may not equal the reported amounts for the year.

NOTE 17. SUBSEQUENT EVENTS

Purchase of Atlanta Aloft

On February 14, 2020, the Company purchased our joint venture partner’s interest in the Atlanta JV for $7,300.  The purchase price was funded with cash drawn from the credit facility.

Agreement and Plan of Merger

As previously disclosed, the Company Parties and the NHT Parties entered into the Merger Agreement on July 19, 2019 and, since then, have agreed to multiple extensions of the closing of the mergers pursuant to amendments to the Merger Agreement.

Modification of KeyBank Credit Facility

On March 30, 2020, the Company entered into a Sixth Amendment to Credit Agreement among the operating partnership, as borrower, the Company and the subsidiary guarantors party thereto, as guarantors, KeyBank National Association and the other lenders party thereto, as lenders, and KeyBank National Association, as administrative agent (the “Sixth Amendment”).  The Sixth Amendment amends the Credit Agreement dated as of March 1, 2017, as amended by the First Amendment dated as of May 11, 2017, Second Amendment dated as of December 13, 2017, Third Amendment dated as of March 8, 2019, Fourth Amendment dated as of May 3, 2019 and Fifth Amendment dated as of August 9, 2019 (collectively, the “Credit Agreement”).  The Credit Agreement is described in the Company’s Current Reports on Form 8-K dated March 1, 2017, May 11, 2017, December 13, 2017 and March 5, 2019 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, and is incorporated herein by reference.

The Sixth Amendment, among other things, makes the following changes to the Credit Agreement:

•	Sets the size of the credit facility provided under the Credit Agreement at $102,000,000 and removes the ability to reborrow under the credit facility in the future (without lender approval).

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

•	Extends the maturity date of the credit facility to April 1, 2021, and provides for two extension options (six months and five months).
•	Provides for principal prepayments with certain proceeds and cash flows through a cash management system / cash flow waterfall.
•

Implements a collateral-specific minimum debt yield (ratio of adjusted net operating income for the borrowing base properties to indebtedness outstanding under the credit facility) of 10%.  The covenant is first tested on September 30, 2020 and for purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•

Maintains the maximum consolidated leverage ratio (ratio of consolidated total indebtedness to consolidated total asset value) of 60% but provides for updated appraisals to determine consolidated total asset value (if required by the lenders).

•

Modifies the fixed charge coverage ratio (ratio of adjusted consolidated EBITDA to consolidated fixed charges) to (a) 1.25 to 1 as of the end of the fiscal quarter ending September 30, 2020 and (b) 1.50 to 1 as of the end of the fiscal quarter ending December 31, 2020 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•

Implements a maximum borrowing base leverage ratio (ratio of indebtedness outstanding under the credit facility to borrowing base asset value (based on updated appraisals required by the lenders) of 65%.  The covenant is first tested on June 30, 2021.

•	Eliminates the financial covenants regarding secured leverage ratio, tangible net worth and variable rate debt.
•	Modifies the covenant on dividends and distributions to provide that no cash dividends or distributions may be made to common or preferred shareholders.
•	Modifies the covenants on recourse debt and investments to provide that no additional recourse debt or investments will be permitted.
•	Adds certain monthly reporting obligations.
•

Increases the interest rate for the credit facility to LIBOR plus 3.25% or a base rate plus 2.25%, and further increases the interest rate spreads by 0.25% at six month intervals.  The LIBOR rate is subject to a floor of 0.25%.

Additionally, our mortgage loan with KeyBank which finances the Atlanta Aloft matures on May 8, 2020.  The Company plans to refinance this loan prior to maturity with our KeyBank credit facility if approved by the lenders.  In the event this refinancing is not completed prior to maturity, KeyBank has provided a binding commitment to extend the maturity of the loan to April 1, 2021.

Condor Hospitality Trust, Inc. and Subsidiaries

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2019

(In thousands)

							Additions, (dispositions), and (impairments)
				Initial cost			Subsequent to acquisition			Gross amount at December 31, 2019
Brand	Location	Acquisition date	Encumbrance	Land	Buildings & Other	Furniture & equipment	Land	Buildings & Other	Furniture & equipment	Land	Buildings & Other	Furniture & equipment	Accumulated depreciation	Net book value
Hilton Garden Inn	Dowell, Maryland	05/25/2012	KEY	1,400	9,492	323	-	671	589	1,400	10,163	912	(2,699)	9,776
SpringHill Suites	San Antonio, Texas	10/01/2015	WELLS	1,597	14,353	1,550	-	122	88	1,597	14,475	1,638	(2,698)	15,012
Courtyard by Marriott	Jacksonville, Florida	10/02/2015	WELLS	2,100	11,050	850	-	336	232	2,100	11,386	1,082	(2,167)	12,401
Hotel Indigo	Atlanta, Georgia	10/02/2015	WELLS	800	8,700	1,500	-	177	267	800	8,877	1,767	(2,540)	8,904
Aloft	Leawood, Kansas	12/14/2016	GWB	3,339	18,046	1,115	-	369	1,487	3,339	18,415	2,602	(2,558)	21,798
Home2 Suites	Lexington, Kentucky	03/24/2017	KEY	905	14,204	1,351	-	159	49	905	14,363	1,400	(1,840)	14,828
Home2 Suites	Round Rock, Texas	03/24/2017	KEY	1,087	14,345	1,285	-	160	13	1,087	14,505	1,298	(1,761)	15,129
Home2 Suites	Tallahassee, Florida	03/24/2017	KEY	1,519	18,229	1,727	-	164	20	1,519	18,393	1,747	(2,285)	19,374
Home2 Suites	Southaven, Mississippi	04/14/2017	MS	1,311	16,792	897	-	180	34	1,311	16,972	931	(2,164)	17,050
Hampton Inn & Suites	Lake Mary, Florida	06/19/2017	KEY	1,200	16,432	1,773	-	304	200	1,200	16,736	1,973	(1,972)	17,937
Fairfield Inn & Suites	El Paso, Texas	08/31/2017	KEY	1,014	14,297	1,089	-	117	32	1,014	14,414	1,121	(1,433)	15,116
Residence Inn	Austin, Texas	08/31/2017	KEY	1,495	19,630	1,275	-	163	53	1,495	19,793	1,328	(1,755)	20,861
TownePlace Suites	Austin, Texas	01/18/2018	KEY	1,435	16,459	1,729	-	133	20	1,435	16,592	1,749	(1,405)	18,371
Home2 Suites	Summerville, SC	02/21/2018	KEY	998	13,491	1,854	-	180	21	998	13,671	1,875	(1,248)	15,296
Subtotal Hotel Properties				20,200	205,520	18,318	-	3,235	3,105	20,200	208,755	21,423	(28,525)	221,853
Construction in progress				-	-	-	-	-	100	-	-	100	-	100
Office building				-	-	-	-	-	382	-	-	382	(352)	30
Total				$20,200	$205,520	$18,318	$-	$3,235	$3,587	$20,200	$208,755	$21,905	$(28,877)	$221,983

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2019

(In thousands)

Encumbrance codes refer to the following lenders:

KEY	KeyBank credit facility
GWB	Great Western Bank
Wells	Wells Fargo
MS	Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18

See accompanying report of independent registered public accounting firm

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2019

(In thousands)

	ASSET BASIS	Total
(a)	Balance at January 1, 2017	$143,384
	Additions	134,709
	Disposals	(34,814)
	Impairment loss, net	(2,151)
	Balance at December 31, 2017	241,128
	Additions	38,198
	Disposals	(22,220)
	Impairment recovery, net	93
	Balance at December 31, 2018	257,199
	Additions	1,504
	Disposals	(7,843)
	Balance at December 31, 2019	$250,860

	ACCUMULATED DEPRECIATION	Total
(b)	Balance at January 1, 2017	$28,513
	Depreciation for the period ended December 31, 2017	6,898
	Depreciation on assets sold or disposed	(13,863)
	Balance at December 31, 2017	21,548
	Depreciation for the period ended December 31, 2018	9,475
	Depreciation on assets sold or disposed	(8,094)
	Balance at December 31, 2018	22,929
	Depreciation for the period ended December 31, 2019	9,563
	Depreciation on assets sold or disposed	(3,615)
	Balance at December 31, 2019	$28,877

(a)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $253 million (unaudited).

(b)	Depreciation is computed based upon the following useful lives:

Buildings and improvements     15 - 40 years

Furniture and equipment             3 - 12 years

(c)	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in Note 6 to the consolidated financial statements.

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

Management’s Annual Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The Company’s management used the framework in Internal Control—Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

On March 30, 2020, the Company entered into a Sixth Amendment to Credit Agreement among the operating partnership, as borrower, the Company and the subsidiary guarantors party thereto, as guarantors, KeyBank National Association and the other lenders party thereto, as lenders, and KeyBank National Association, as administrative agent (the “Sixth Amendment”).  The Sixth Amendment amends the Credit Agreement dated as of March 1, 2017, as amended by the First Amendment dated as of May 11, 2017, Second Amendment dated as of December 13, 2017, Third Amendment dated as of March 8, 2019, Fourth Amendment dated as of May 3, 2019 and Fifth Amendment dated as of August 9, 2019 (collectively, the “Credit Agreement”).  The Credit Agreement is described in the Company’s Current Reports on Form 8-K dated March 1, 2017, May 11, 2017, December 13, 2017 and March 5, 2019 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, and is incorporated herein by reference.

The Sixth Amendment, among other things, makes the following changes to the Credit Agreement:

•	Sets the size of the credit facility provided under the Credit Agreement at $102,000,000 and removes the ability to reborrow under the credit facility in the future (without lender approval).
•	Extends the maturity date of the credit facility to April 1, 2021, and provides for two extension options (six months and five months).
•	Provides for principal prepayments with certain proceeds and cash flows through a cash management system / cash flow waterfall.
•

Implements a collateral-specific minimum debt yield (ratio of adjusted net operating income for the borrowing base properties to indebtedness outstanding under the credit facility) of 10%.  The covenant is first tested on September 30, 2020 and for purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•

Maintains the maximum consolidated leverage ratio (ratio of consolidated total indebtedness to consolidated total asset value) of 60% but provides for updated appraisals to determine consolidated total asset value (if required by the lenders).

•

Modifies the fixed charge coverage ratio (ratio of adjusted consolidated EBITDA to consolidated fixed charges) to (a) 1.25 to 1 as of the end of the fiscal quarter ending September 30, 2020 and (b) 1.50 to 1 as of the end of the fiscal quarter ending December 31, 2020 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•

Implements a maximum borrowing base leverage ratio (ratio of indebtedness outstanding under the credit facility to borrowing base asset value (based on updated appraisals required by the lenders) of 65%.  The covenant is first tested on June 30, 2021.

•	Eliminates the financial covenants regarding secured leverage ratio, tangible net worth and variable rate debt.
•	Modifies the covenant on dividends and distributions to provide that no cash dividends or distributions may be made to common or preferred shareholders.
•	Modifies the covenants on recourse debt and investments to provide that no additional recourse debt or investments will be permitted.
•	Adds certain monthly reporting obligations.
•

Increases the interest rate for the credit facility to LIBOR plus 3.25% or a base rate plus 2.25%, and further increases the interest rate spreads by 0.25% at six month intervals.  The LIBOR rate is subject to a floor of 0.25%.

Some of the lenders in the Credit Agreement and / or their affiliates have other business relationships with the Company involving the provision of financial and bank-related services, including cash management and treasury services, and have participated in the Company’s prior debt financings and sales of securities.

As a result of the anticipated impact of the COVID-19 virus on the hotel industry generally, the Company has received waivers from Great Western Bank with respect to compliance with its quarterly debt service coverage ratios (consolidated and for the Leawood Aloft collateral) for March 31, 2020 and June 30, 2020 and modifications for September 30, 2020 and December 31, 2020 (reducing the collateral covenant from 1.35x to 1.00x and providing for use of annualized results).  The modification also provides for a three month deferral of principal and interest payments.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants, and rights under existing equity compensation plans as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (including securities plans reflected in column(a)) (c)
Equity compensation plans approved by security holders	-	$-	511,518 (1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	511,518

(1)

Represents shares issuable under the Company’s 2016 Stock Plan. The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 761,538.    Additionally, an executive officer will be issued shares under the 2016 Stock Plan, if sufficient shares are then available under the 2016 Stock Plan, of 36,692 common shares each time stock market price targets of $12.00 to $18.00 (in one dollar increments) per common share are first achieved prior to March 31, 2022 based on the weighted-average common stock price for 60 consecutive trading days (or upon a change in control with the award prorated for the portion between price targets), and between 11,741 and 23,479 shares annually if budgeted Funds from Operations targets are achieved.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

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

Exhibits

2.1

Agreement and Plan of Merger dated as of July 19, 2019 by and among NHT Operating Partnership, LLC, NHT REIT Merger Sub, LLC, NHT Operating Partnership II, LLC, the Company and Condor Hospitality Limited Partnership (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 18, 2019).

2.2

Amendment No. 1 dated as of September 13, 2019 to Agreement and Plan of Merger dated as of July 19, 2019 by and among NHT Operating Partnership, LLC, NHT REIT Merger Sub, LLC, NHT Operating Partnership II, LLC, the Company and Condor Hospitality Limited Partnership (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated September 13, 2019).

2.3

Amendment No. 2 dated as of December 17, 2019 to Agreement and Plan of Merger dated as of July 19, 2019 by and among NHT Operating Partnership, LLC, NHT REIT Merger Sub, LLC, NHT Operating Partnership II, LLC, the Company and Condor Hospitality Limited Partnership (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 17, 2019).

2.4

Amendment No. 3 dated as of January 30, 2020 to Agreement and Plan of Merger dated as of July 19, 2019 by and among NHT Operating Partnership, LLC, NHT REIT Merger Sub, LLC, NHT Operating Partnership II, LLC, the Company and Condor Hospitality Limited Partnership (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2020).

2.5

Amendment No. 4 dated as of March 15, 2020 to Agreement and Plan of Merger dated as of July 19, 2019 by and among NHT Operating Partnership, LLC, NHT REIT Merger Sub, LLC, NHT Operating Partnership II, LLC, the Company and Condor Hospitality Limited Partnership (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 15, 2020).

3.1

Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 24, 2017).

3.2	Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 18, 2019).
4.1*	Description of the Company’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
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

10.27

First Amendment to Loan Agreement dated as of March 9, 2019 among CDOR KCI Loft, LLC, TRS KCI Loft, LLC and Great Western Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 5, 2019).

10.28

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

10.30

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

10.31

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

10.32

Third Amendment to Credit Agreement dated as of March 9, 2019 among Condor Hospitality Limited Partnership, as Borrower, the Company and the subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 5, 2019).

10.33

Fourth Amendment to Credit Agreement dated as of May 3, 2019 among Condor Hospitality Limited Partnership, as Borrower, the Company and the subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2019).

10.34

Fifth Amendment to Credit Agreement dated as of August 9, 2019 among Condor Hospitality Limited Partnership, as Borrower, the Company and the subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended June 30, 2019).

10.35

Loan Agreement dated as of October 4, 2017 between CDOR Jax Court, LLC, TRS Jax Court, LLC, CDOR Atl Indy, LLC, TRS Atl Indy, LLC, CDOR San Spring, LLC and TRS San Spring, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated October 4, 2017).

10.36

Guaranty of Recourse Obligations dated as of October 4, 2017 by the Company to Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated October 4, 2017).

10.37

Cash Management Agreement dated as of October 4, 2017 by and among Wells Fargo Bank, National Association and CDOR Jax Court, LLC, TRS Jax Court, LLC, CDOR Atl Indy, LLC, TRS Atl Indy, LLC, CDOR San Spring, LLC and TRS San Spring, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated October 4, 2017).

10.38

Term Loan Agreement dated as of August 9, 2019 among Condor Hospitality Limited Partnership, Spring Street Hotel Property LLC and Spring Street Hotel OpCo LLC, as Borrowers, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended June 30, 2019).

10.39

Unconditional Guaranty of Payment and Performance dated as of August 9, 2019 by the Company and Condor Hospitality REIT Trust to KeyBank National Association (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended June 30, 2019).

10.40

First Amendment to Term Loan Agreement dated as of February 6, 2020 by and among Condor Hospitality Limited Partnership, Spring Street Hotel Property LLC and Spring Street Hotel OpCo LLC, as Borrowers, Condor Hospitality REIT Trust and the Company, as Guarantors, and KeyBank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 6, 2020).

10.41

Purchase Agreement, dated November 16, 2011, by and among the Company, Condor Hospitality Limited Partnership and Real Estate Strategies L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (Commission file number 001-34087) dated November 16, 2011).

10.42

Warrants issued to Real Estate Strategies L.P. dated February 1, 2012 and February 15, 2012 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.43

Investor Rights and Conversion Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.44

Registration Rights Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.45

Directors Designation Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.46

Agreement, dated August 9, 2013, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anonima (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 9, 2013).

10.47

Agreement, dated July 23, 2015, between Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anonima and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 23, 2015).

10.48

Warrant dated January 24, 2017 issued to Real Estate Strategies L.P. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.49

Agreement, dated as of February 28, 2017, by and among Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anónima and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 28, 2017).

10.50

Joinder Agreement dated June 29, 2018 by and among the Company, Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anonima, and Real Estate Investment Group VII L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 29, 2018).

10.51

Stock Purchase Agreement, dated as of March 16, 2016, between SREP III Flight-Investco, L.P. and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.52

Investor Rights Agreement, dated as of March 16, 2016, by and among SREP III Flight-Investco, L.P., StepStone Group Real Estate LP and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.53

Agreement, dated as of March 16, 2016, by and among Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anónima and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.54

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

10.58	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).
10.59	The Company’s 2016 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 15, 2016).
10.60	Amendment to the Company’s 2016 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 17, 2018.
10.61

Jeffrey W. Dougan Employment Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 9, 2013).

10.62

Jeffrey W. Dougan Restricted Stock Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 9, 2013).

10.63

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

10.65

Common Stock Purchase Warrant dated March 2, 2015 between the Company and J. William Blackham (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 2, 2015).

10.66

Amendment of Employment Agreement dated June 28, 2017 between J. William Blackham and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 28, 2017).

10.67

Amendment of Employment Agreement dated April 10, 2018 between J. William Blackham and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated April 10, 2018.

10.68

Form of Executive Officer and Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2016).

10.69	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 29, 2017).
10.70	Form of Director Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 19, 2017).
10.71

Agreement of Purchase and Sale dated as of August 29, 2016 between Leawood ADP, Ltd. and Condor Hospitality Limited Partnership (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 29, 2016).

10.72

Purchase and Sale Agreement dated as of January 23, 2017 between Condor Hospitality Limited Partnership and VHRMR TALL, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.73

Purchase and Sale Agreement dated as of January 23, 2017 between Condor Hospitality Limited Partnership and EASTVHR HS ROUND ROCK, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.74

Purchase and Sale Agreement dated as of January 23, 2017 between Condor Hospitality Limited Partnership and CVH LEXINGTON, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.75

Purchase and Sale Agreement dated as of January 23, 2017 between Condor Hospitality Limited Partnership and CVH SOUTHAVEN, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.76

Purchase and Sale Agreement dated as of April 29, 2017 between Condor Hospitality Limited Partnership and SI Lake Mary, LP. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated April 29, 2017).

10.77

Purchase and Sale Agreement Fairfield Inn & Suites El Paso Airport dated as of July 17, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (EP), LP (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 17, 2017).

10.78

First Amendment to Purchase and Sale Agreement Fairfield Inn & Suites El Paso Airport dated as of August 31, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (EP), LP (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 31, 2017).

10.79

Purchase and Sale Agreement Residence Inn Austin Airport dated as of July 17, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (AUSAP), LP (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 17, 2017).

10.80

First Amendment to Purchase and Sale Agreement Residence Inn Austin Airport dated as of August 31, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (AUSAP), LP (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 31, 2017).

10.81

Purchase and Sale Agreement TownePlace Suites Austin North Tech Ridge dated as of July 17, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (AUSN), LP (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 17, 2017).

10.82

First Amendment to Purchase and Sale Agreement TownePlace Suites Austin North Tech Ridge dated as of August 31, 2017 between Condor Hospitality Limited Partnership and MB Hospitality (AUSN), LP (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 31, 2017).

10.83*

Sixth Amendment to Credit Agreement dated as of March 30, 2020 among Condor Hospitality Limited Partnership, as Borrower, the Company and the subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent.

10.84*

Exhibit A to Sixth Amendment to Credit Agreement dated as of March 30, 2020 among Condor Hospitality Limited Partnership, as Borrower, the Company and the subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent.

10.85*

Exhibit B to Sixth Amendment to Credit Agreement dated as of March 30, 2020 among Condor Hospitality Limited Partnership, as Borrower, the Company and the subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent.

10.86*	Second Amendment to Loan Agreement dated as of March 30, 2020 among CDOR KCI Loft, LLC, TRS KCI Loft, LLC and Great Western Bank.
14.1

Code of Business Conduct and Ethics and Whistleblower Policy (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 17, 2018.

21.0*	Subsidiaries.
23.1*	Consent of KPMG LLP
31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.
32.1*	Section 906 Certifications.
99.1	Form of Voting Agreement (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 18, 2019).
101.1*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

	March 31, 2020	/s/J. William Blackham
J. William Blackham
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/J. William Blackham		Chief Executive Officer	March 31, 2020
J. William Blackham		(Principal Executive Officer)

/s/Arinn A. Cavey		Chief Accounting Officer & Chief Financial Officer	March 31, 2020
Arinn A. Cavey		(Principal Accounting Officer & Principal Financial Officer)

/s/Daphne J. Dufresne		Chair of the Board	March 31, 2020
Daphne J. Dufresne

/s/Thomas Calahan		Board Member	March 31, 2020
Thomas Calahan

/s/Noah Davis		Board Member	March 31, 2020
Noah Davis

/s/Daniel R. Elsztain		Board Member	March 31, 2020
Daniel R. Elsztain

/s/Donald J. Landry		Board Member	March 31, 2020
Donald J. Landry

/s/Matias I. Gaivironsky		Board Member	March 31, 2020
Matias I. Gaivironsky

/s/Brendan MacDonald		Board Member	March 31, 2020
Brendan MacDonald

/s/Benjamin Wall		Board Member	March 31, 2020
Benjamin Wall