Form 10-K/A
period 2019-12-31
CONDOR HOSPITALITY TRUST, INC.
filed 2020-04-29
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A (Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Condor Hospitality Trust, Inc. (references to “we,” “our,” “us,” and “Company” refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2020 (the “Original 10-K Filing”), solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original 10-K Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K Filing is hereby deleted.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers of the Company

Information on our President and Chief Executive Officer, Mr. Blackham, is included below with information on our directors. The other executive officer at April 29, 2020, her age, positions held, and the business experience during the past five years are, as follows:

Arinn Cavey, age 40,  interim Chief Financial Officer since May 2019 and Chief Accounting Officer since September 2015. Prior to joining the Company, Ms. Cavey was employed with KPMG LLP beginning in September 2002, last serving as an Audit Senior Manager.  She has extensive audit experience in the consumer and industrial markets industries.  She has provided professional audit services to publicly-held SEC registrants in accordance with PCAOB requirements and U.S. GAAP as well as to private companies in accordance with AICPA requirements.  She is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting from Drake University.

Directors

The names of the Company’s nine directors and certain information about the directors, as of April 29, 2020, are set forth below.

J. William Blackham, Director, President and Chief Executive Officer.  Mr. Blackham, age 66, was appointed President and Chief Executive Officer and a member of the board of directors on March 2, 2015.  Mr. Blackham, since 2008 to present, is a co-owner and the managing member of Trinity Investment Partners, LLC.  Also since early 2011, he has served as the owner and managing member of Proximo Investments & Advisors, LLC, an investment and advisory company, and in various roles, including consultant, trustee and manager of affiliates, for Assured Administration, LLC.  He was president and CEO of Eagle Hospitality, a hotel REIT which traded on the NYSE until its sale in 2007 and has been active for several decades in entities involved in real estate and hospitality development, acquisition and advisory services.

Mr. Blackham’s extensive experience as a leader of real estate ventures, his public hospitality REIT experience, and his proven capital raising experience provides the board with strong leadership and expertise in the hospitality REIT industry.

Thomas Calahan,  Director.  Mr. Calahan, age 38, is a partner of Balboa Real Estate Partners, a real estate firm.  He previously served as the Vice President - Portfolio Management of StepStone Group Real Estate LP since March 1, 2018 until November 30, 2018.  Mr. Calahan was appointed to the board of directors on March 14, 2018. Mr. Calahan served as a Vice President of Green Street Investors, the investment management affiliate of Green Street Advisors, known for its equity research coverage of publicly traded REITs in the United States and Europe from May 2016 to February 2018.  He was Vice President - Global Indirect Real Estate at Aviva Investors, a global asset manager from June 2012 to April 2016.  Mr. Calahan has a Masters of Business Administration degree from Columbia Business School, a Masters of Science, Real Estate Finance & Investment degree from New York University and a Bachelor of Science degree from Cornell University.

Mr. Calahan’s extensive experience in REITs, real estate and asset management provides the board with considerable expertise with respect to the Company’s business.

Committee: Investment Committee

Noah Davis,  Director.  Mr. Davis, age 44, is the Managing Director & Head of US Office, IRSA International LLC., the US office of IRSA - Inversiones y Representaciones Sociedad Anónima (NYSE: IRS), the largest diversified real estate company in Argentina. Mr. Davis is responsible for managing the existing portfolio as well as sourcing new acquisition and development opportunities within the firms target markets. Prior to joining IRSA in November 2010, Mr. Davis spent most of the prior decade in real estate primarily at Lone Star Funds and The Chetrit Group. Mr. Davis began his career practicing law at Morgan, Lewis & Bockius LLP and consulting at

McKinsey & Company.  Mr. Davis holds an LL.B. from the Faculty of Law at Bar-Ilan University and an MBA from the Wharton School at the University of Pennsylvania.

His extensive experience in portfolio management, with significant real estate experience, provides the board with substantial assistance on these matters.

Committee: Audit Committee

Daphne J. Dufresne,  Chair of the Board.  Ms. Dufresne, age 47, is a Managing Partner of GenNx360 Capital Partners, a private equity firm focused on acquiring middle market industrial and business services companies, since January 2017.  Prior to joining GenNx360 Capital Partners, Ms. Dufresne was a Managing Director of RLJ Equity Partners (“RLJ”), a private equity fund from December 2005 to June 2016.  Ms. Dufresne participated in building the RLJ investment team, raising $230 million of institutional capital, and constructing a partnership with The Carlyle Group, a global private equity firm.  Prior to RLJ, Ms. Dufresne was a Venture Partner during 2005 with Parish Capital Advisors, a $425 million fund of funds for emerging and experienced institutional investors and a Principal from 1999 to 2005 at Weston Presidio Capital, a private equity organization with $3.4 billion of assets under management. She also served as Associate Director in 1997 in the Bank of Scotland’s Structured Finance Group.  Ms. Dufresne has been a director of United Natural Foods, Inc. since October 2016. Ms. Dufresne received her B.S. from the University of Pennsylvania and her M.B.A. from the Harvard Business School.  Ms. Dufresne has been a director of the Company since June 2015.

Ms. Dufresne extensive experience with capital sources and capital raising provides the board with substantial experience and expertise in reviewing and improving the Company’s capital structure.

Committee: Investment Committee

Daniel R. Elsztain,  Director.  Mr. Elsztain, age 47, obtained a degree in Economic Sciences from the Torcuato Di Tella University and has a Masters in Business Administration from the Austral IAE University.  At present, he is a member of the board of IRSA Inversiones y Representaciones Sociedad Anónima (“IRSA”), a real estate public company listed both on the New York Stock Exchange (“NYSE”) and the Buenos Aires Stock Exchange (“BASE”), as well as its Chief Operating Officer and other executive capacities since 2004.  He is a board member of Alto Palermo S.A. (APSA), a retail public company listed both on NASDAQ and BASE.  Mr. Elsztain has been a director of the Company since February 2012.

His extensive experience in IRSA’s real estate operations and his participation on other public company boards provides the board with a source of substantial lodging and real estate knowledge.

Committees: Compensation Committee, Investment Committee, Nominating Committee

Matías Iván Gaivironsky, Director.  Mr. Matías Gaivironsky, age 44, obtained a degree in business administration from the University of Buenos Aires. He has a master’s degree in finance from CEMA University. Since 1997 he has served in different positions at Cresud Sociedad Anónima Comercial, Inmobiliaria, Financiera y Agrícola (NASDAQ: CRESY), IRSA (NYSE: IRS) and IRSA Propiedades Comerciales S.A. (“IRSA CP”) (NASDAQ: IRCP).  He was appointed Chief Financial Officer in December 2011 and Chief Financial and Administrative Officer in early 2016 of Cresud, IRSA and IRSA CP. Previously, Mr. Gaivironsky acted as Chief Financial Officer of Tarshop S.A. until 2010.

Mr. Gaivironsky has substantial finance and accounting experience which provides the board substantial insight on these matters.

Committee: Audit Committee

Donald J. Landry, Director.  Mr. Landry, age 71, is president and owner of Top Ten Hospitality Advisors, an independent hospitality industry consulting company.  Mr. Landry has over 45 years of lodging and hospitality experience in a variety of leadership positions.  Most recently, Mr. Landry was the Chief Executive Officer, President and Vice Chairman of Sunburst Hospitality Inc. Mr. Landry has also served as President of Choice Hotels

International, Inc., Manor Care Hotel Division and Richfield Hotel Management.  Mr. Landry currently serves on the corporate advisory boards of Campo Architects, UniFocus, First Hospitality Group and Windsor Capital Group and numerous nonprofit boards.  Mr. Landry is a member of the board of trustees of Hersha Hospitality Trust.  Mr. Landry is a frequent guest lecturer at the University of New Orleans where he serves on the board of the School of Hospitality, Restaurant and Tourism.  Mr. Landry holds a bachelor of science from the University of New Orleans, which awarded him Alumnus of the Year in 1999.  Mr. Landry is a Certified Hotel Administrator.  Mr. Landry has been a director of the Company since February 2012.

Mr. Landry’s more than 45 years of experience in the lodging and real estate industries, including his roles as Chief Executive Officer, President and Vice Chairman of Sunburst Hospitality Inc. and President of Choice Hotels International, Inc., Manor Care Hotel Division and Richfield Hotel Management provides the board with an experienced source on lodging and real estate industries.

Committees: Compensation Committee, Investment Committee, Nominating Committee

Brendan MacDonald,  Director.  Mr. MacDonald, age 41, is a Partner of StepStone Real Estate LP since June 2014, a member of the real estate investment committee, with a primary focus on sourcing and executing investments on behalf of StepStone’s real estate fund and separate account vehicles.  Mr. MacDonald was a founding partner of Clairvue Capital Partners since April 2010, a real estate investment manager which integrated with StepStone to establish StepStone Real Estate.  At Clairvue, he was an investment committee member and focused on sourcing, underwriting and managing investments in the U.S., Europe and Latin America.  Before Clairvue, he was a Director at Liquid Realty Partners, from January 2007 to October 2009, an investment manager focused on real estate private equity secondaries and held an acquisitions role at Babcock and Brown.  Earlier in his career he completed GE Capital’s Financial Management Program and was part of GE’s global Sponsor Finance business.  Mr. MacDonald received an MBA from Harvard Business School and a BS from Indiana University.  Mr. MacDonald has been a director of the Company since March 2016.

Mr. MacDonald’s years of experience in real estate investment and capital raising provides the board with significant expertise in growing the Company.

Committees: Compensation Committee, Nominating Committee

Benjamin Wall,  Director. Mr. Wall, age 44, is Co-Founder and Managing Partner of WJ Partners, LLC, a private investment firm based in Spartanburg, SC since 2008.  He is responsible for deal sourcing, executing investments, and portfolio management.  Mr. Wall is a director of Mobile Communications America, Inc. since August 2013, and previously served as director of Global Medical Imaging, LLC.  Prior to founding WJ Partners, Mr. Wall worked for OTO Development, a national hotel developer and operator, from 2006 to 2008.  Before OTO Development, Mr. Wall worked for Endurance Capital Management, a private equity firm in New York focused on the financial services sector, from 2002 to 2004.  Mr. Wall started his career at Goldman Sachs in the investment banking division, beginning in 2000 through 2002, and was a member of GS Strategy Group with responsibility for evaluating and executing strategic acquisitions for Goldman Sachs.  Mr. Wall earned a B.A. from Davidson College and an M.B.A from Harvard Business School.  He currently is a member of the Board of Trustees of Davidson College.  Mr. Wall is a Liberty Fellow of the Aspen Institute.

Mr. Wall’s extensive deal sourcing and investment experience provides valuable support to the evaluation of transactions by the board of directors.

Committee: Audit Committee

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

Audit Committee

Currently, the Audit Committee consists of Messrs. Davis (Chairman), Gaivironsky,  and Wall.  All members of the Audit Committee are independent within the meaning of the NYSE American listing standards. The Audit Committee is responsible for the engagement of the independent registered public accounting firm, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves professional services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of the Company’s internal accounting controls. The Audit Committee pre-approves all audit and non-audit services performed by the independent auditor either directly or through authority delegated to its Chairman.  The board of directors has determined that Mr. Gaivironsky is an audit committee financial expert within the meaning of regulations of the SEC and all members of the Audit Committee are financially literate. The Audit Committee operates pursuant to a written charter adopted by the board of directors. A copy of the charter is available on our website at http://condorhospitality.com in the Investor Relations section under “Governance Docs.” The Audit Committee held four meetings during 2019.  The Audit Committee has a written policy with respect to its review and approval or ratification of transactions between the Company and a director, executive officer or related person covered by the SEC’s rule S-K 404(a).

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following compensation discussion and analysis provides information relevant to an assessment and understanding of compensation awarded to, earned by or paid to the Company’s executive officers listed in the summary compensation table (the “named executive officers”). This discussion should be read in conjunction with the summary compensation table and related tables below.

Compensation Practice

The Compensation Committee has developed and evolved compensation practices following significant senior level management changes in 2015 and the Company’s implementation of its current business strategy.

Compensation Overview and Objective

The Compensation Committee has the responsibility for developing and maintaining an executive compensation policy for named executive officers that creates a direct relationship between pay levels and corporate performance and returns to shareholders. The objective of the Company’s compensation program is to attract and retain a high caliber of management who will manage the Company in a manner that will promote its goals to achieve long term profitability and to advance the interest of the Company’s shareholders.  The compensation program for named executive officers seeks to achieve the objective of retaining a high caliber of management by:

•	providing overall competitive pay levels,
•	creating proper incentives to enhance shareholder value,
•	rewarding superior performance, and
•	compensating at levels that are justified by the returns available to shareholders.

Components of Compensation

The Company’s executive compensation is intended to support the overall compensation objective of retaining a high caliber of management.

Base Salary.  Base salary is targeted to be competitive to attract and retain executives qualified to manage a hotel REIT. Base salary is intended to compensate the executive for satisfying the requirements of the position. Salaries for executive officers are typically reviewed by the Compensation Committee on an annual basis and may be changed based on the individual’s performance or a change in competitive pay levels in the marketplace. No changes were made to base salaries during 2019 except the base salary for 2019 for Arinn Cavey, Chief Financial Officer and Chief Accounting Officer, was increased from $175,000 to $185,000 upon her assumption of additional duties as Chief Financial Officer in May 2019.

Annual Incentive Plans.  In March 2019, the Compensation Committee established and approved 2019 incentive compensations plans for the named executive officers.  A target incentive was established for each executive ranging from 50% to 100% of base salary, with a portion of the incentive allocated to each executive’s individual performance objective. The performance objectives consist of implementing strategic alternatives pursued by the Company, maintaining corporate overhead within budget, achieving adjusted EBITDA pursuant to budgeted and underwriting targets and accounting, audit and regulatory filings.  An executive must achieve the particular performance objectives established for the executive to earn the portion of the executive’s target incentive allocated to that performance objective.  Payout under the plans to an executive will be in cash and/or equity (from shareholder approved employee stock plans).  The Compensation Committee has discretion, including to make partial awards, and to take into account events and circumstances not contemplated when performance objectives were set.

On July 19, 2019, the Company, the Company’s operating partnership (the Company and operating partnership, the “Company Parties”), NHT Operating Partnership, LLC (“NHT Parent”), NHT REIT Merger Sub, LLC (“NHT Merger Sub”) and NHT Operating Partnership II, LLC (“NHT Merger OP,” and together with NHT Parent and NHT Merger Sub, the “NHT Parties”), entered into an Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”), pursuant to which the NHT Parties agreed to acquire all of the outstanding equity interests of the Company and the operating partnership by merger.  Closing of the acquisition did not occur on March 23, 2020, the contemplated closing date of the acquisition, and has not occurred as of the time of this filing.  There can be no assurance with respect to the foregoing, and the Company continues reviewing its options and reserves all rights and remedies under the Merger Agreement.

In November 2019, the Compensation Committee reviewed the executives’ performance against their performance goals of their 2019 incentive plans and also with respect to Mr. Blackham reviewed achievement of adjusted funds from operations performance targets pursuant to his employment agreement.  The Compensation Committee conditionally approved a cash payout for Mr. Blackham of 96.5% of his base salary with respect to his 2019 incentive plan, and an award of 18,101 shares of common stock for achievement of adjusted funds from operations performance pursuant to his employment agreement, and a cash payment for Ms. Cavey of 50% of her base salary with respect to her 2019 incentive plan, the payment and issuance conditioned on, and to be paid and issued at the time of, the closing of the Company’s completion of the merger pursuant to the Merger Agreement.

Equity Incentive Plans. Equity stock incentives are paid to executive officers from the shareholder approved Company 2016 Stock Plan.  The Committee recognizes the value of equity incentives in assisting the Company in the hiring and retaining of management personnel and in enhancing the long-term mutuality of interest between the Company shareholders and its directors, officers and employees. On November 22, 2019, the Compensation Committee awarded 36,692 shares of common stock to Mr. Blackham pursuant to his employment agreement for shares earned following the attainment of $11.00 per share market price based on the weighted-average common stock price for 60 consecutive trading days.

The Company does not have a pension plan. The Company’s executive officers may participate in its 401(k) Plan on the same terms as other participating employees. The Company does not maintain a perquisite program for its executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation ($)(3)	Total ($)
J. William Blackham	2019	400,000	-	139,016	-	386,000	16,534	941,550
President and Chief Executive Officer	2018	400,000	-	217,247	-	372,000	16,334	1,005,581
	2017	350,000	-	2,300,128	-	339,500	14,430	3,004,058
Jonathan J. Gantt	2019	96,731	-	-	-	-	6,804	103,535
Chief Financial Officer and Senior Vice President	2018	251,500	-	62,375	-	93,558	7,872	415,305
	2017	226,500	-	129,105	-	86,070	9,942	451,617
Arinn Cavey	2019	181,539	-	-	-	92,500	9,223	283,262
Chief Financial Officer and Chief Accounting Officer	2018	175,000	-	39,375		39,375	11,324	265,074
	2017	165,000	-	15,994	-	32,557	7,686	221,237

(1)

These columns reflect the grant date fair value of the stock awards granted in accordance with FASB Accounting Standards Codification Topic 718.  Reflects conditionally approved stock award for Mr. Blackham for 2019 as described above in our Compensation Discussion and Analysis.  Mr. Gantt’s stock awards include the value of restricted stock awarded to Mr. Gantt in 2017, 2018 and 2019, and to Ms. Cavey in 2017 and 2019 and stock awarded to Mr. Blackham in 2018.  Mr. Blackham’s stock awards for 2017 consist of $777,881 of restricted stock and the balance of Mr. Blackham’s stock awards for 2017 may be earned in increments based on common stock market price achieving targets from $11.00 to $18.00 per share prior to March 31, 2022, and for Company achievement of budgeted performance. See footnote 12 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2019 for the assumptions used in the valuation of these awards.

(2)

Reflects conditionally approved cash amounts earned by the executive officers under their annual incentive plans.  A description of these plans is included above in our Compensation Discussion and Analysis.

(3)

Amounts for the named executive officers represent contributions credited by the Company during 2019, 2018, and 2017 to its 401(k) plan ($11,200 for Mr. Blackham, $6,647 for Mr. Gantt, and $8,862 Ms. Cavey for 2019), life insurance and long-term disability plan.

(4)	Mr. Gantt was our Chief Financial Officer until May 2019, and Ms. Cavey commenced serving as our Chief Financial Officer in May 2019.

Grants of Plan-Based Awards for Fiscal 2019
		Estimated Future Payout Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payout Under Equity Incentive Plan Awards (# of shares)(1)			All Other Stock Awards: Number of Shares of Stock or Units(#)(1)	Grant Date Fair Value of Stock Awards($)(2)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
J. William Blackham	03/28/2019	-	400,000	400,000	-	-	-	18,101	199,654
Jonathan Gantt	03/28/2019	-	100,600	100,600	-	150,900	150,900
Arinn Cavey	03/04/2019	-	92,500	92,500	-	-	-

(1)	Non-equity incentive awards were made with respect to the executive officers’ 2019 incentive plans. See Compensation Discussion and Analysis for a description of these plans.
(2)	Based on the number of shares on the grant date fair value per share ($11.03). See footnote 12 to the Company’s consolidated financial statements for the assumptions used in valuing these awards.

Outstanding Equity Awards at Fiscal Year-End
Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
J. William Blackham	33,025	364,596
Arinn Cavey	3,433	37,900

(1)

Restricted stock grants vests in five equal installments on each anniversary of issuance beginning on the first anniversary of the grant.  Mr. Blackham’s remaining unvested restricted stock vests in 1,223 share monthly increments.  Ms. Cavey’s remaining unvested restricted stock vests in 326 share increments on 12/06/2020, 12/06/2021 and 12/06/2022.  Restricted stock grants may vest earlier upon termination and change of control events.

(2)	Based on the number of shares at the closing market price at the end of 2019 fiscal year ($11.04)

Employment Agreement and Potential Payments upon Termination or Change-in-Control

Chief Executive Officer Employment Agreement

On March 2, 2015, J. William Blackham was appointed Chief Executive Officer of the Company by the board of directors. Mr. Blackham’s employment agreement, entered into on March 2, 2015, and subsequently amended,  has a term until March 31, 2022. Under the employment agreement he (i) receives an annual base salary, (ii) receives consideration for an annual bonus and (iii) is eligible to participate in any Company long-term incentive programs. The terms of Mr. Blackham’s employment were approved by the Compensation Committee and provide:

•	$400,000 annual base salary for 2019;
•	participation in annual incentive plan;
•

$500,000, and at the sole discretion of the Compensation Committee up to $1,000,000, upon a Change in Control prior to March 31, 2022 based on his inability to earn future stock awards under his employment agreement.

•

issuance on June 28, 2017 of 73,385 restricted shares of common stock, with vesting commencing March 29, 2018 through March 29, 2022, subject to continued employment, with vesting acceleration on Change in Control, termination without Cause or Good Reason, death or disability;

•

up to 36,692 shares of common stock earned each time share price target achieved from $11 to $18 when first achieved, if achieved prior to March 31, 2022, based on weighted market sales price over 60 consecutive trading days;

•

11,741 shares to 19,569 shares of common stock which are earned each time the Company achieves 85% to 101% of budgeted funds from operation for a fiscal year, 2017 through 2021; with an additional 391 shares earned for a fiscal year for each 2% above 101% target achieved, up to a maximum of additional 3,910 shares for the year;

•

if his employment is terminated with Cause, he will receive (i) accrued and unpaid base salary to the date of termination, (ii) the accrued and unused vacation to the date of termination, (iii) unpaid expense reimbursements, and (iv) vested amounts under qualified retirement plans;

•	if he voluntarily terminates employment, he will receive the amounts referenced in the preceding bullet point plus unpaid bonuses earned for completed prior fiscal years;
•

if his employment is terminated without Cause or if he terminates employment with Good Reason, in addition to the items referenced in the foregoing two bullet points, he will receive: (i) an amount equal to one times (1x) base salary, (ii) an amount equal to one times (1x) the average annual bonus previously earned for up to the prior three (3) years, (iii) the immediate vesting of equity awards solely subject to time vesting, (iv) any awards, not yet earned but which may be earned based on the achievement of the applicable performance criteria, vested at a pro rata amount based on the performance period to the date of termination, and (v) COBRA premiums during the period that he elects to receive COBRA coverage under the Company’s group health plans, not to exceed 18 months;

•

if within 12 months following a Change in Control his employment is terminated other than for Cause or by reason of death or disability or he terminates his employment for Good Reason, the additional base salary payment will be increased to two times (2x) base salary and the annual bonus payment will be increased to two times (2x) the average annual bonus previously earned for up to the prior three (3) years;

“Cause” under Mr. Blackham’s employment agreement includes certain (i) dishonest or fraudulent actions or a felony conviction, (ii) a material failure to devote substantially all of his business time to the business of the Company or to follow the Company’s good faith instructions and directives, (iii) unreasonable and material neglect, refusal or failure to perform assigned duties, (iv) material breach by him of his employment agreement, the Company’s Code of Business Conduct and Ethics or similar codes, (v) any act bringing substantial public disrespect or scandal or ridicule of the Company, or (vi) any governmental regulatory agency recommends or orders that the Company terminate his employment or relieve him of his duties.

“Change in Control” under his employment agreement includes certain acquisitions of 50% or more of common stock or voting power of the Company, or certain changes in the board of directors, or certain mergers or similar transactions if the shareholders prior to the transaction do not hold 50% of the voting power afterwards, or a liquidation or sale of more than 50% of the Company assets.

“Good Reason” under his employment agreement means the occurrence of one of the following events, without his prior written consent, provided such event is not corrected within 60 days following the board’s receipt of written notice of his intention to terminate his employment with the Company for Good Reason, which notice must be provided within ninety (90) days of the initial existence of one of the following events: (i) a material breach of his employment agreement by the Company, (ii) a diminution of, or reduction or adverse alteration of his compensation, duties or responsibilities, or the Company’s assignment of duties, responsibilities or reporting requirements that are materially inconsistent with his positions or that materially expand his duties, responsibilities, or reporting requirements, (iii) a Change in Control has occurred and he is involuntarily removed from the board or at any time he has requested to be nominated but is not nominated for election to the board at the subsequent election of directors, (iv) a Change in Control has occurred and within 12 months thereafter he is required to relocate more than 50 miles from his first relocation site, or (v) a Change in Control occurs on or before March 31, 2019: (A) if no later than 10 days after the date he is advised by the board that a Change in Control will be considered for approval by the board, he notifies the board in writing that if that Change in Control occurs, he terminates his employment pursuant to this provision, and (B) with the termination date to be effective date of the Change in Control, unless the board, for purposes of an orderly management transition within 7 days after his notice specifies a later termination date, provided that the extended termination date may not be later than 60 days following the Change in Control.

Potential Payments Upon Termination or Change of Control for Chief Financial Officer and Chief Accounting Officer

With respect to Arinn Cavey, Chief Accounting Officer:

•

upon the occurrence of a Change of Control (as defined below), she will receive (i) a cash payment up to one times (1x) her most recent incentive compensation, determined based on the recommendation of the Chief Executive Officer and then at the sole discretion of the Compensation Committee and (ii) the immediate vesting of equity awards solely subject to time vesting; and

•

if within 12 months following a Change of Control (as defined below) her employment by the Company or its successor is terminated other than for Cause, or if she elects to terminate her employment upon a Change of Control (as defined below), she will receive (i) one times (1x) her base salary, (ii) one times (1x) her most recent annual bonus, (iii) the immediate vesting of equity awards solely subject to time vesting, and (iv) COBRA premiums during the period that she elects to receive COBRA coverage under the Company’s group health plans, not to exceed 12 months.

With respect to Ms. Cavey, “Change of Control” means:

(i)

consummation of a reorganization, merger or consolidation, or sale or other disposition of substantially all of the assets of the Company (a “Business Combination”), in each case, unless following such Business Combination, the persons who were the beneficial owners of outstanding voting securities of the Company immediately prior to such Business Combination beneficially own directly or indirectly more than 50% of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, of the Company resulting from such Business Combination (including a company which, as a result of such transaction, owns the Company or substantially all of the Company’s assets either directly or through one or more subsidiaries), in substantially the same proportions as their ownership, immediately prior to such Business Combination, of the outstanding voting securities of the Company;

(ii)	the complete liquidation or dissolution of the Company; or
(iii)

the board of directors of the Company in existence prior to any transaction or event that would seem to satisfy the definition of a Business Combination may determine, in good faith, that such event does not constitute a Business Combination provided that at least a majority of the members of such board of directors will remain in office after such Business Combination.

Director Compensation

Director Compensation
Name	Fees Earned of Paid in Cash($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)	Total ($)
Thomas Calahan	10,500	37,581	-	48,081
Noah Davis	27,143	3,055	-	30,198
Daphne J. Dufresne	28,250	19,809	-	48,059
Daniel R. Elsztain	34,500	12,309	-	46,809
James H. Friend	18,500	2,500	-	21,000
Matias I. Gaivironsky	21,500	3,055	-	24,555
Donald J. Landry	32,911	21,964	-	54,875
Brendan MacDonald	10,500	39,728	-	50,228
John M. Sabin	22,250	2,500	-	24,750
Benjamin Wall	13,500	35,000	-	48,500

Messrs. Davis and Gaivironsky joined the board of directors in May 2019.  Messrs. Sabin and Friend served on the board of directors until May 2019.

(1)

Directors receive an annual retainer of $30,000 paid in quarterly installments in cash and common stock.  Additionally, directors received fees of $1,000 per board meeting attended in person and $500 per telephonic board meeting. From time to time, directors, as authorized representatives of the board, engage in board duties outside of meetings, and receive fees for the performance of such additional board duties in an hourly or daily amount previously set by the board. Committee chairmen received compensation as follows: Audit Committee chairman annual retainer of $9,000, Nominating Committee chairman annual retainer of $1,500 and Compensation Committee chairman annual retainer of $1,500.  Each Audit Committee member, other than the chairman, receives a fee of $750 per quarter.  The chairman of the Investment Committee receives a monthly fee of $750, and the other members of the Investment Committee who are independent directors each receive a monthly fee of $500.

(2)

Stock awards consist of the grant date fair value of common stock issued as fees to independent directors. $5,000 of the annual retainer is paid in shares of restricted common stock of the Company, vesting in equal monthly installments over 3 years, subject to continuous board membership. The number of restricted shares were determined for 2019 based on the closing price of the common stock on March 4, 2019 of $8.20. The directors may also make an annual voluntary election to receive any portion of the remaining balance of their annual retainer in the form of common stock valued at a 20% premium to the cash that would have otherwise been received, with the shares valued at the closing price of the common stock on the last trading day of the applicable calendar quarter. The fees of the members of the Investment Committee are paid quarterly in common stock issued under the 2016 Stock Plan, based on a value per share equal to the average of the closing price of the common stock during the first 20 trading days of the year.

(3)	Unexercised stock awards, consisting of unvested restricted stock for each director as of December 31, 2019 were as follows:

Unvested Restricted Stock
Thomas Calahan	413
Noah Davis	193
Daphne J. Dufresne	748
Daniel R. Elsztain	748
Matias I. Gaivironsky	193
Donald J. Landry	748
Brendan MacDonald	748

ITEM 12.  Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock and Series E Preferred Stock as of April 29, 2020, by the following persons (a) each shareholder known to us to beneficially own more than 5% of the outstanding shares of our common stock, (b) each director or nominee, (c) each executive officer named in the Summary Compensation Table and (d) all directors and executive officers as a group. A person has beneficial ownership over shares if he or she has or shares voting or investment power over the shares, or the right to acquire that power within 60 days of April 29, 2020.

With respect to our continuing qualification as a real estate investment trust, our Amended and Restated Articles of Incorporation (the “Articles”) contain an ownership limitation, which prohibits both direct and indirect ownership of more than 9.9% of the outstanding shares of our common stock or 9.9% of any series of our preferred stock.  Our Articles permit the board of directors, in its sole discretion, to exempt a person from this ownership limit if the person provides representations and undertakings that enable the board to determine that granting the exemption would not result in the Company losing its qualification as a real estate investment trust (a  “REIT”). Under the Internal Revenue Service rules, REIT shares owned by certain entities are considered owned proportionately by owners of the entities for REIT qualification purposes. The holder of securities in excess of the ownership limit in the following table provided representations and undertakings necessary for the board to grant such an exemption.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percent of Common Class (1)	Series E Preferred Stock Beneficially Owned	Percent of Preferred Class
Real Estate Strategies L.P.
2 Church Street Hamilton DO HM CX, Bermuda	3,787,166	(2)	30.41%	487,738	52.70%
SREP III Flight – Investco, L.P.
Two Embarcadero Center, Suite 480 San Francisco, CA	3,217,703	(3)	26.12%	437,262	47.30%
Brendan MacDonald	3,217,703	(4)	26.12%	437,262	47.30%
Two Embarcadero Center, Suite 480 San Francisco, CA
Gardner Lewis Asset Management, L.P.	817,837	(6)	6.81%	-
285 Wilmington-West Chester Pike Chadds Ford, PA
J. William Blackham	224,118		1.87%	-
Donald J. Landry	12,851			-
Daniel R. Elsztain	5,523			-
Daphne J. Dufresne	11,209			-
Benjamin Wall	9,386			-
Thomas Calahan	6,346			-
Noah Davis	3,521			-
Matias Gaivironsky	632			-
Arinn Cavey	7,160			-
All directors and executive officers as a group (10 persons)	3,498,449	(5)	28.40%	-	-

(1)

Unless otherwise indicated, beneficial ownership of any named individual does not exceed 1% of the outstanding class of securities.  In calculating the indicated percentage, the denominator includes the shares of common stock that could be acquired by the person through the exercise of options or warrants within 60 days of April 29, 2020. The denominator excludes the shares of common stock that would be acquired by any other person upon a similar exercise.

(2)

Based on information appearing in Amendment No. 8 to a Schedule 13D filed on July 19, 2019 by Real Estate Strategies L.P. (“RES”), an investment vehicle indirectly controlled by IRSA Inversiones y Representaciones Sociedad Anónima (“IRSA”), an Argentinean-based publicly traded company, with the Securities and Exchange Commission (“SEC”), RES and its affiliates have shared voting and shared dispositive power over 3,787,166 shares of common stock. RES and its affiliates, for purposes of Section 13(d)(3) of the Exchange Act, consists of Eduardo S. Elsztain,  and the following entities controlled, either directly or indirectly, by Mr. Elsztain:  Consultores Assets Management S.A. , Consultores Venture Capital Uruguay S.A., Agroinvestment S.A., Idalgir S.A., Consultores Venture Capital Ltd., Ifis Limited, Inversiones Financieras del Sur S.A., Cresud Sociedad Anónima Comercial, Inmobiliaria, Financiera y Agropecuaria, IRSA, Tyrus S.A., Jiwin S.A., Efanur SA and RES.  RES holds 487,738 shares of 6.25% Series E Cumulative Convertible Preferred Stock (the “Series E Preferred Stock”), which is convertible in whole or part in up to 352,283 shares of common stock that are included in the share totals.  RES and affiliates also hold a convertible promissory note, convertible into 97,269 shares of common stock that are included in the share totals.

(3)

Based on information appearing in Amendment No. 3 to a Schedule 13D filed on July 19, 2019, and subsequent Form 4s, SREP III Flight-Investco, L.P. (“SREP”), an affiliate of StepStone Group LP.  SREP and affiliates have shared voting and shared dispositive power over 2,901,877 shares of common stock.  SREP holds 437,262 shares of Series E Preferred Stock, which is convertible in whole or part in up to 315,826 shares of common stock that are included in the share totals.

(4)

Mr. MacDonald is a member of StepStone Group Real Estate Holdings LLC, general partner of StepStone Group Real Estate LP, the sole member and investment manager of StepStone REP III (GP), LLC, the general partner of SREP.  Mr. MacDonald may be deemed a participant in the control of the voting, disposition or purchase of the shares held by SREP and thus may be deemed to share beneficial ownership of these shares.  Mr. MacDonald disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein, and the inclusion of these shares in this table shall not be an admission of beneficial ownership of all of the reported securities for any purpose.

(5)	Includes 3,217,703 shares of common stock listed above for Mr. MacDonald (see footnote 4 above).
(6)

Based on information appearing in a Schedule 13G filed on February 14, 2020 by Gardner Lewis Asset Management, L.P. and Gardner Lewis Asset Management, Inc. having shared voting and dispositive power with respect to 817,837 shares of common stock and Gardner Lewis Merger Arbitrage Ex Holdings, LLC and Gardner Lewis Merger Arbitrage EX Master Fund, Ltd with having shared voting and dispositive power with respect to 617,479 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Independence

The Company’s  Articles of Incorporation (“Articles”)  and the NYSE American exchange listing standards each require that a majority of the board of directors are independent directors.  The Articles define an independent director as a person who is not an officer or employee of the Company or an affiliate of (a) any advisor to the Company under an advisory agreement, (b) any lessee of any property of the Company, (c) any subsidiary of the Company, or (d) any partnership which is an affiliate of the Company.

Board of Directors

The current nine-member board of directors is comprised of a majority of independent directors, as defined by the NYSE American listing standards and the Articles. The board of directors has determined that the following directors are independent under the NYSE American listing standards and the Articles: Ms. Dufresne and Messrs. Calahan, Davis, Elsztain, Gaivironsky, Landry, MacDonald and Wall.

The board of directors held seventeen meetings in 2019.  During 2019, all directors attended at least 75% of all board meetings and meetings of the committees on which they served. The non-employee directors met in executive session at a majority of the board meetings in 2019 without management present, and intend to meet in executive session without management present at future board meetings.

The Company has not adopted a formal policy on board members’ attendance at its annual meetings of shareholders, although all board members are encouraged to attend and historically most have done so. Seven board members attended the Company’s 2019 Annual Meeting of Shareholders.

The Company’s  board of directors has four standing committees: an Investment Committee, Compensation Committee, Nominating Committee and an Audit Committee. The board of directors may, from time to time, form other committees as circumstances warrant. Such committees have the authority and responsibility delegated to them by the board of directors.

Certain Relationships and Related Transactions

As of the date of this report, RES and SREP, by virtue of their significant voting power and certain governance rights, each have the power to significantly influence our business and affairs and the outcome of matters required to be submitted to shareholders for approval, including the election of our directors, amendments to our charter, mergers or sales of assets.  RES or SREP’s influence over our business and affairs may not be consistent with the interests of some or all of our shareholders.

Voting Rights of Series E Preferred Stock

RES and SREP beneficially own all outstanding shares of the Series E Preferred Stock.  On February 28, 2017, the Company entered into agreements with RES and IRSA and with SREP and StepStone for the voluntary conversion by them of all of the shares of the Company’s 6.25% Series D Cumulative Convertible Preferred Stock (the “Series D Preferred Stock”) into common stock, pursuant to the terms of the Series D Preferred Stock, and for the issuance of shares of the Series E Preferred Stock to RES and SREP.

The holders of the Series E Preferred Stock have the right to vote separately as a class on matters generally affecting the Series E Preferred Stock.  Additionally, as long as 434,750 shares of Series E Preferred Stock (47% of the originally issued shares of Series E Preferred Stock) remain outstanding, then 75% approval of the Series E Preferred Stock will be required to approve significant corporate events as follows:  merger, consolidation, liquidation or winding up of Condor, related party transactions exceeding $120,000, payment of dividends on common stock except from funds from operations or to maintain REIT status, the grant of exemptions from Condor’s charter limitation on ownership of 9.9% of any class or series of its securities (exclusive of SREP and RES), issuance of preferred stock, or commitment or agreement to do any of the foregoing.

Directors Designation Rights

The Company entered into an agreement on February 1, 2012 with RES and IRSA pursuant to which RES may designate the following number of directors to the board of directors if it beneficially owns the indicated percentage of voting power of the Company.

Voting Power	No. of Directors
34% or more	4
22% or more but less than 34%	3
14% or more but less than 22%	2
7% or more but less than 14%	1

The Company entered into an agreement on March 16, 2016 with SREP and StepStone pursuant to which StepStone may nominate the following number of directors if it beneficially owns the indicated percentage of voting power of the Company:

Voting Power	No. of Directors
22% or more but less than 34%	3
14% or more but less than 22%	2
7% or more but less than 14%	1

Each of RES and StepStone in their respective agreements with us has agreed to vote for the election of the incumbent members of the board of directors and their successors nominated by the Nominating Committee.

Board Size

We have agreed with each of RES and StepStone to maintain the size of our board of directors at nine members.  If the outstanding shares of Series E Preferred Stock declines below 434,750 shares (47% of the original outstanding shares of Series E Preferred Stock), the holders of the Series E Preferred Stock will no longer have rights for a class vote to approve or consent to certain actions by the Company described above.  If those voting rights are no longer available and SREP holds 15% or more of the voting power of the Company, the Company has agreed with SREP to reduce the size of board of directors to seven members.  Similarly, if those voting rights are no longer available and RES holds 15% or more of the voting power of the Company, the Company has agreed with RES to reduce the size of the board of directors to seven members. If the size of the board of directors of the Company is reduced to seven members, StepStone’s and RES’s respective rights to designate directors for election to the board of directors based on their percentage of voting power would also change to the following:

Voting Power	No. of Directors
29% or more	3
Less than 29% but 15% or more	2
Less than 15% but 7% or more	1

Future Offerings

Prior to March 16, 2021, and provided that the Series E Preferred Stock is outstanding and SREP holds 14% or more of the voting control of the Company, the Company has agreed with SREP and StepStone that with respect to the issuance of common stock, or securities convertible into common stock (“Future Offering”) (exclusive of the issuance of common stock with respect to certain commitments, and certain existing long-term incentive plan or operating units of the Company’s operating partnership and certain future compensation awards), the Company will not without the consent of SREP:

•

until an aggregate of $100 million of common stock has been sold, issue common stock below the price of $10.40 per share, or securities convertible into common stock with a real or effective conversion or strike price below $10.40 per share of common stock; and

•

thereafter issue common stock below the price of $11.18 per share, or securities convertible into common stock with a real or effective conversion or strike price below $11.18 per share of common stock.

If SREP does not consent with respect to a Future Offering that requires its consent, then the Company may make an irrevocable offer to SREP to repurchase all shares of Series E Preferred Stock and common stock received by SREP on conversion of Series E Preferred Stock and Series D Preferred Stock.  The repurchase price will be equal to the greater of:

•

an aggregate amount equal to (A) 120% of the liquidation preference of Series E Preferred Stock beneficially owned by SREP plus (B) 120% of the then-current conversion price of the Series E Preferred Stock for each share of common stock beneficially owned by SREP that were issued upon conversion of any Series D Preferred Stock or Series E Preferred Stock, or

•

in exchange for the Series E Preferred Stock and common stock issued upon conversion of any Series D Preferred Stock and Series E Preferred Stock, an amount equal to 95% of the aggregate net asset value of the Company per share multiplied by the number of shares of common stock beneficially owned by SREP that were issued upon conversion of any Series D Preferred Stock and Series E Preferred Stock, and shares of common stock issuable upon conversion of Series E Preferred Stock (regardless of whether the Series E Preferred Stock is convertible at such time).

Such repurchase offer, if accepted by SREP, will be conditioned upon, and the repurchase will occur concurrently with, the closing of the Future Offering.

The Company also has an agreement with RES and IRSA with respect to a Future Offering which provides the same consent and repurchase rights with respect to RES.

Preemptive Rights

Pursuant to agreements with RES and StepStone, the Company granted each of RES and StepStone the right to purchase the Company’s equity shares or securities convertible into its equity shares in the Company’s public and non-public offerings of its equity securities or securities convertible into its equity securities for cash proportional to their respective combined fully diluted beneficial ownership of our common stock (including common stock issuable upon conversion of the Series E Preferred Stock, if then convertible) at the same price and on the same terms as offered to others in the offering. The purchase rights terminate with respect to StepStone on March 16, 2021 and with respect to RES on March 1, 2022.  The purchase right does not apply to issuances of equity securities (a) as employee equity awards or (b) for consideration in acquisition transactions.

Registration Rights

The Company has agreed with RES and IRSA to register for resale the shares of common stock issued to RES upon request.  The Company has also agreed with SREP and StepStone to register for resale the shares of common stock issued to SREP upon request.

item 14.  Principal accountant FEES and service

The following table presents the fees for professional audit services rendered by KPMG LLP for the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2019 and 2018, and fees billed for other services rendered by KPMG during those periods.

Year Ended December 31,	2019	2018
Audit Fees(1)	$375,000	$361,398
Audit Related Fees	-	-
Tax Fees(2)	247,651	184,755
All Other Fees	-	-
Total	$622,651	$546,153

(1)

Includes fees billed for professional services rendered by KPMG for the audit of the Company’s fiscal 2019 and 2018 annual financial statements, and review of the Company’s quarterly financial statements during 2019 and 2018.

(2)	Includes fees billed for professional services rendered by KPMG for tax compliance, tax advice, and tax planning.

The Audit Committee has determined that the provision of the non-audit services performed by KPMG during the 2019 and 2018 fiscal years is compatible with maintaining KPMG’s independence from the Company.

Pursuant to the terms of the Company’s Audit Committee Charter, the Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the Company’s independent accountants. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent accountants in order to assure that the provisions of such services do not impair the accountants’ independence. The Audit Committee has delegated interim pre-approval authority to the Chairman of the Audit Committee. Any interim pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting.

KPMG’s principal function is to audit the consolidated financial statements of the Company and its subsidiaries and, in connection with that audit, to review certain related filings with the SEC and to conduct limited reviews of the financial statements included in the Company’s quarterly reports.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.2	Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 18, 2019).
4.1	Description of the Company’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
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

Management contracts and compensatory plans are set forth as Exhibits 10.48 through 10.63.

*	Previously Filed
**	Filed Herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto dually authorized

	April 29, 2020	/s/J. William Blackham
J. William Blackham
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/J. William Blackham		Chief Executive Officer	April 29, 2020
J. William Blackham		(Principal Executive Officer)

/s/Arinn A. Cavey		Chief Financial Officer & Chief Accounting Officer	April 29, 2020
Arinn A. Cavey		(Principal Financial and Accounting Officer)