Form 10-Q
period 2020-03-31
CONDOR HOSPITALITY TRUST, INC.
filed 2020-05-14
CIK 929545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
Commission file number: 001-34087
CONDOR HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)	52-1889548 (IRS Employer Identification Number)
1800 West Pasewalk Avenue, Ste. 200, Norfolk, NE (Address of principal executive offices) Telephone number: (301) 861-3305 Securities registered pursuant to Section 12(b) of the Act:

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Small reporting company ☒
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

As of May 13, 2020 there were 12,003,950 shares of common stock, par value $.01 per share, outstanding.

Condor Hospitality Trust, Inc. and Subsidiaries

Table of Contents

PART I.  FINANCIAL INFORMATION

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share data)

	As of
	March 31, 2020	December 31, 2019

Assets
Investment in hotel properties, net	$273,718	$222,063
Investment in unconsolidated joint venture	-	4,244
Cash and cash equivalents	2,641	2,584
Restricted cash, property and debt service escrows	8,285	5,811
Accounts receivable, net	773	1,099
Prepaid expenses and other assets	881	1,118
Derivative assets, at fair value	-	22
Total Assets	$286,298	$236,941

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$5,879	$5,523
Dividends and distributions payable	289	145
Land option liability	8,497	-
Derivative liabilities, at fair value	1,143	366
Convertible debt, at fair value	1,040	1,080
Long-term debt, net of deferred financing costs	176,725	134,001
Total Liabilities	193,573	141,115

Equity
Shareholders' Equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series E, 925,000 shares authorized, $.01 par value, 925,000 shares outstanding, liquidation preference of $9,539 and $9,395	10,050	10,050
Common stock, $.01 par value, 200,000,000 shares authorized; 11,996,289 and 11,993,608 shares outstanding	120	120
Additional paid-in capital	233,258	233,189
Accumulated deficit	(150,751)	(147,582)
Total Shareholders' Equity	92,677	95,777
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $17 and $47	48	49
Total Equity	92,725	95,826

Total Liabilities and Equity	$286,298	$236,941

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three months ended March 31,
	2020	2019
Revenue
Room rentals and other hotel services	$13,227	$15,903
Operating Expenses
Hotel and property operations	9,815	9,793
Depreciation and amortization	2,710	2,362
General and administrative	1,193	1,663
Acquisition and terminated transactions	-	7
Strategic alternatives	144	-
Total operating expenses	13,862	13,825
Operating income (loss)	(635)	2,078
Net gain (loss) on disposition of assets	(9)	39
Equity in earnings of joint venture	80	513
Net loss on derivatives and convertible debt	(759)	(237)
Other expense, net	(28)	(29)
Interest expense	(1,980)	(2,163)
Earnings (loss) before income taxes	(3,331)	201
Income tax benefit (expense)	306	(186)
Net earnings (loss)	(3,025)	15
Loss attributable to noncontrolling interest	1	1
Net earnings (loss) attributable to controlling interests	(3,024)	16
Dividends declared and undeclared on preferred stock	(145)	(145)
Net loss attributable to common shareholders	$(3,169)	$(129)

Earnings (Loss) per Share
Total - Basic Earnings (Loss) per Share	$(0.27)	$(0.01)
Total - Diluted Earnings (Loss) per Share	$(0.27)	$(0.01)

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Three months ended March 31, 2019
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2018	925	$10,050	11,886	$119	$231,805	$(134,970)	$107,004	$848	$107,852
Stock-based compensation	-	-	32	-	271	-	271	-	271
Dividends and distributions declared
Series E Preferred dividends declared	-	-	-	-	-	(145)	(145)	-	(145)
Common Stock ($0.195 per share)	-	-	-	-	-	(2,324)	(2,324)	-	(2,324)
Common unit distribution declared ($0.00375 per unit)	-	-	-	-	-	-	-	(11)	(11)
Redemption of common units	-	-	-	-	6	-	6	(48)	(42)
Net earnings	-	-	-	-	-	16	16	(1)	15
Balance at March 31, 2019	925	$10,050	11,918	$119	$232,082	$(137,423)	$104,828	$788	$105,616

	Three months ended March 31, 2020
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2019	925	$10,050	11,994	$120	$233,189	$(147,582)	$95,777	$49	$95,826
Stock-based compensation	-	-	2	-	69	-	69	-	69
Dividends and distributions declared and undeclared
Series E Preferred dividends undeclared	-	-	-	-	-	(145)	(145)	-	(145)
Net loss	-	-	-	-	-	(3,024)	(3,024)	(1)	(3,025)
Balance at March 31, 2020	925	$10,050	11,996	$120	$233,258	$(150,751)	$92,677	$48	$92,725

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited – In thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$(3,025)	$15
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,710	2,362
Net (gain) loss on disposition of assets	9	(39)
Net loss on derivatives and convertible debt	759	237
Equity in earnings of joint venture	(80)	(513)
Amortization of deferred financing costs	275	373
Stock-based compensation expense	84	336
Provision for deferred taxes	(333)	180
Changes in operating assets and liabilities:
(Increase) decrease in assets	748	(838)
Increase (decrease) in liabilities	(12)	959
Net cash provided by operating activities	1,135	3,072

Cash flows from investing activities:
Additions to hotel properties	(264)	(791)
Distributions in excess of cumulative earnings from joint venture	480	200
Hotel acquisitions, net of cash acquired	(7,175)	-
Net proceeds from sale of hotel assets	1	4,189
Net cash provided by (used in) investing activities	(6,958)	3,598

Cash flows from financing activities:
Deferred financing costs	(345)	(283)
Proceeds from long-term debt	9,020	1,500
Principal payments on long-term debt	(306)	(4,393)
Redemption of common units	-	(42)
Tax withholdings on stock compensation	(15)	(65)
Cash dividends paid to common shareholders	-	(2,318)
Cash dividends paid to common unit holders	-	(12)
Net cash provided by (used in) financing activities	8,354	(5,613)

Increase in cash, cash equivalents, and restricted cash	2,531	1,057
Cash, cash equivalents, and restricted cash beginning of period	8,395	9,156
Cash, cash equivalents, and restricted cash end of period	$10,926	$10,213

Supplemental cash flow information:
Interest paid	$1,564	$1,690
Income taxes paid, net of refunds	$1	$66

Schedule of noncash investing and financing activities:
Debt assumed in acquisition	$34,080	$-
Land option liability in acquisition	$8,497	$-

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“Condor”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of March 31,  2020, the Company owned 15 hotels in eight states.  References to the “Company”, “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.

The Company, through its wholly owned subsidiary Condor Hospitality REIT Trust, owns a controlling interest in Condor Hospitality Limited Partnership (the “operating partnership”), for which we serve as general partner.  The operating partnership, including its various subsidiaries, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of all properties held by TRS Leasing, Inc.) and conducts all of its operations. At March 31, 2020, the Company owned 99.9% of the common operating units (“common units”) of the operating partnership with the remaining common units owned by other limited partners.

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

The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger OP will merge with and into the operating partnership (the “Partnership Merger”), and, Merger Sub will merge with and into the Company (the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Partnership Merger, Merger OP will survive and the separate existence of the operating partnership will cease. Upon completion of the Company Merger, the Company will survive and the separate existence of Merger Sub will cease. The Mergers and the other transactions contemplated by the Merger Agreement were unanimously approved by the Company’s Board of Directors (the “Company Board”, and subsequently approved by the holders of the Company’s common stock (the “Company common stock”) and 6.25% Series E Cumulative Convertible Preferred Stock (the “Series E Preferred Stock”) at a special meeting of shareholders held on September 23, 2019.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated financial statements for the periods presented. Interim results are not necessarily indicative of full-year performance for the year ending December 31, 2020 or any future period. These consolidated

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The novel coronavirus (COVID-19) has reduced travel significantly and adversely affected the hospitality industry in general.  The actual and threatened spread of coronavirus globally or in the regions in which we operate, or future widespread outbreak of infectious or contagious disease, can continue to reduce national and international travel in general.  The extent to which the hospitality industry, and thus our business will be affected by the coronavirus will largely depend on future developments which we cannot accurately predict, and the impact on customer travel, including the duration of the outbreak, the continued spread and treatment of the coronavirus, and new information and developments that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.  To the extent that travel activity in the U.S. is and will be materially and adversely affected by the coronavirus, business and financial results of the hospitality industry, and thus our business and financial results, could be impacted.

Since late March 2020, similar to the conditions affecting the hospitality industry as a whole, we experienced occupancy declines at many of our properties which will require us to adjust our business operations, and will have an impact on our operating income and may potentially impact future compliance with our debt covenants.

As a result of the above factors, the Company is taking actions at the corporate and hotel level, including, but not limited to:

•

Amending its secured credit facility with KeyBank National Association and the other lenders party thereto (the “credit facility”) on March 30, 2020 to provide extension options out to March 1, 2022, waivers / modifications of certain covenants, and establishment of interest reserves for near term debt service payments as necessary (see further discussion of the Sixth Amendment to the credit facility in Note 6).

•

Asset management working with hotel management companies to reduce all hotels operating expenses including, but not limited to, closing off multiple floors, staffing reductions and furloughs, utility consumption reductions, purchasing reductions and eliminations, contract services reductions and eliminations, food services closures, exercise facilities closures, and certain reduction and elimination of certain marketing expenditures.

•	Seeking potential alternative revenue sources through health care providers, government agencies, universities and airlines.
•	Applications by Condor and its hotel operators for Paycheck Protection Program loans authorized under the recently congressionally approved CARES Act.
•	Seeking potential recovery of certain losses through insurance coverage.
•	Pursuing corporate cost reductions, including staffing reductions resulting in an approximately 20% decrease in non-consulting expenses compared to historical operations.
•

With its credit facility amended, representing over 53% of Condor’s loans, Condor has approached three of its remaining lenders for potential modifications to provide interest reserves or accruals during the second

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

quarter of 2020. Two lenders representing approximately 26% of Condor’s loans have agreed, while discussions are in process with the third lender representing approximately 15% of Condor’s loans.
•	Capital improvement projects have been suspended except for emergency circumstances and will remain on hold for immediate future, with the potential for the suspension to continue through 2020.
•

The Company has determined that it is advisable and the best business practice to cause a temporary closure of 30 to 90 days of two of its hotels in April 2020, the Solomons Hilton Garden Inn and at the Leawood Aloft.  The Company is evaluating on a daily basis similar temporary closures at the Lake Mary Hampton Inn & Suites, the San Antonio SpringHill Suites, and the Round Rock Home2 Suites, however, all other hotels currently remain open.

While we cannot assure you that that the assumptions used to estimate our future liquidity will be correct, the Company believes it can generate the liquidity required to operate through the crisis through a combination of the continued operation of a majority of our portfolio with significant cost reduction measures in place and, if necessary, additional debt and equity financings.  However, there can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all.

Additionally, although the Company was in compliance with all its debt covenants as of March 31, 2020, management has determined that the Company may violate certain financial covenants under its debt agreements within the next twelve months if covenant waivers or amendments are not obtained. If the Company were to violate one or more financial covenants, the lenders could declare the Company in default and could accelerate the amounts due under a portion or all of the Company’s outstanding debt. The Company believes it will receive such waivers before any covenants are violated. However, any waivers would be granted at the sole discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers.

Based on a combination of these factors and the guidance in U.S. generally accepted accounting principles (“U.S. GAAP”) that requires that in making this determination for the one year period following the date of the financial statements, the Company cannot consider future fundraising activities or the likelihood of obtaining covenant waivers, all of which are outside of the Company's sole control, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern for the one year period after the date the financial statements are issued.  Management believes it will obtain required waivers from its lenders before any covenants are violated given that conditions are not exclusive to the Company and based on the actions of lenders thus far in this crisis including waivers already granted to the Company.  However, there can be no assurance that the Company will be able to obtain waivers on acceptable terms or at all.  The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Effective January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business.  As such, if substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. When we conclude that an acquisition meets this threshold, acquisition costs will be capitalized as part of our allocation of the purchase price of the acquired hotel properties.    We concluded that the Company’s purchase of the remaining 20% of the joint venture that owns the Atlanta Aloft property (the “Atlanta JV”), completed in the first quarter of 2020, was the acquisition of assets and as such acquisition costs were capitalized as part of this transaction (see Note 3).

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

Investment in Joint Venture

If it is determined that we do not have a controlling interest in a joint venture, either through our financial interest in a VIE or through our voting interest in a voting interest entity (“VOE”) and we have the ability to provide significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliate as they occur, with losses limited to the extent of our investment in, advances to, and commitments to the investee. Pursuant to our Atlanta JV agreement, prior to our acquisition of the remaining 20% interest in the Atlanta JV (see Note 3), allocations of the profits and losses of our Atlanta JV were potentially allocated disproportionately to nominal ownership percentages due to specified preferred return rate thresholds.

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

Only disposals representing a strategic shift in operations that have a major effect on an entity’s operations and financial results are presented as discontinued operations.  The disposition completed in 2019 did not meet this

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

definition, and we anticipate that most of our hotel dispositions will not be classified as discontinued operations as most will not fit this definition.

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

Restricted cash consists of cash held in escrow for the replacement of furniture and fixtures, real estate taxes, property insurance, and debt service as required under certain loan agreements.

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

Hotel operating revenues can be disaggregated into the following categories to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows:

	Three months ended March 31,
	2020	2019
Rooms	$12,526	$15,151
Food and beverages	349	359
Other	352	393
Total revenue	$13,227	$15,903

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

Recently Adopted Accounting Standards

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

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consisted of the following at March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020	December 31, 2019
Land	$34,925	$20,200
Buildings, improvements, vehicle	243,978	206,971
Furniture and equipment	24,511	21,805
Initial franchise fees	1,784	1,784
Construction-in-progress	9	100
Right of use asset	76	80
Investment in hotel properties	305,283	250,940
Less accumulated depreciation	(31,565)	(28,877)
Investment in hotel properties, net	$273,718	$222,063

On January 1, 2019, the Company adopted ASU 842, Leases, and applied it prospectively. At adoption, the Company also elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification, and initial direct costs. Consequently on January 1, 2019, the Company recognized right-of-use assets and related liabilities related to its operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates, with a weighted average rate of  5.2% at March 31, 2020.  The right-of-use assets and liabilities are amortized to rent expense, included in either hotel and property operations expenses or general and administrative expenses depending on the nature of the lease, over the term of the underlying lease agreements.  The weighted average remaining life of the Company’s operating leases, including options to extend when it is reasonably certain the Company will exercise such options, was 6.5 years at March 31, 2020.

As of March 31, 2020, the Company's right-of-use assets, net of $76 are included in investment in hotel properties, net and its related lease liabilities of $76 are presented in accounts payable, accrued expenses, and other liabilities in the Company's consolidated balance sheets. The adoption of this standard had minimal impact on the Company's consolidated statements of operations.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 3.  ACQUISITION OF HOTEL PROPERTIES

On February 14, 2020, the Company purchased the remaining 20% interest in the Atlanta JV from our joint venture partner (see detailed description of the Atlanta JV in Note 4) for $7,300 as allowed by the purchase option included in the original joint venture agreements.  The $7,300 was funded from the Company’s credit facility, and the Company became the primary obligator on the $34,080 New Term Loan (as defined in Note 4) as part of the transaction.  As the Atlanta JV was previously accounted for under the equity method and the acquisition was considered the acquisition of assets, the liabilities assumed as part of the transaction were recorded at fair value while the assets purchased in the transaction were recorded based on a pro-rata fair value allocation of the total available basis, which included the fair value of liabilities assumed, the cash purchase price paid, the balance of the investment in the unconsolidated joint venture at the time of the acquisition, and the acquisition costs incurred.  The purchase was recognized as follows:

Cash purchase price	$7,300
Investment in unconsolidated joint venture	3,844
Acquisition costs	104
Total investment in net assets	$11,248

Cash	$125
Working capital	(462)
Land	14,723
Buildings, improvements, and vehicle	37,008
Furniture and equipment	2,431
Debt assumed at acquisition	(34,080)
Land option liability (1)	(8,497)
Total allocation to net assets	$11,248

(1)	The purchase agreement includes a provision which permits the seller to purchase the surface parking lot north of the hotel exercisable for approximately seven years at less than market rates.

Included in the consolidated statements of operations for the three months ended March 31, 2020 are total revenues of $813 and total operating loss of $287 related to the results of operations for Atlanta Aloft hotel since the date of its acquisition.

All purchase price allocations were determined using Level 3 fair value inputs.

NOTE 4.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On August 1, 2016, the Company entered into a joint venture, the Atlanta JV, with Three Wall Capital LLC and certain of its affiliates (“TWC”) to acquire an Aloft hotel in downtown Atlanta, Georgia.  The Atlanta Aloft acquisition had a total purchase price of $43,550 and closed on August 22, 2016.  Prior to the purchase of the remaining interest in the Atlanta JV on February 14, 2020 (see Note 3), the Company accounted for the Atlanta JV under the equity method.  Condor owned 80% of the Atlanta JV with TWC owning the remaining 20%.  The Atlanta JV was comprised of two companies: Spring Street Hotel Property II LLC, of which the operating partnership indirectly owned an 80% equity interest, and Spring Street Hotel OpCo II LLC, of which our TRS indirectly owned an 80% equity interest.  TWC owned the remaining 20% equity interest in these two companies.

The purchase was partially funded with a $33,750 term loan secured by the property.  On August 9, 2019, the operating partnership and the owner and lessee of the Aloft Atlanta hotel in the Atlanta JV (Spring Street Hotel Property LLC and Spring Street Hotel OpCo LLC, respectively), as Borrowers, closed on a $34,080 term loan pursuant to a term loan agreement with KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Agent for the Lenders (the “New Term Loan”).  The proceeds of the New Term Loan were used to repay the original term loan, which was terminated following the repayment.  The New Term Loan was included in full on the balance sheet of the Atlanta JV prior to the acquisition of the remaining interest by the Company in 2020.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The New Term Loan matured upon the earlier to occur of (a) consummation of the merger under the Merger Agreement (see Note 1) and (b) May 8, 2020. The New Term Loan was refinanced in May 2020 (see Note 16).  The New Term Loan bore interest, at the Borrower’s option, at either LIBOR plus 2.25% or a base rate plus 1.25%.  The New Term Loan required monthly interest payments and principal is due on the maturity date.  The Borrowers could, at any time, voluntarily prepay the New Term Loan in whole or in part without premium or penalty (other than customary LIBOR breakage costs).  The New Term Loan was secured by a first priority lien and security interest on the Aloft Atlanta hotel and the tangible and intangible personal property used in connection with such hotel, including inventory, equipment, fixtures, accounts and general intangibles.  The New Term Loan was guaranteed by the Company and certain of its subsidiaries.

Under the Atlanta JV agreement, the Atlanta JV was managed by TWC in accordance with business plans and budgets approved by both partners.  Major decisions as detailed in the agreement also required joint approval.  Condor could remove TWC as manager of the Atlanta JV and appoint a new manager only upon the occurrence of certain events.  The Atlanta Aloft hotel was managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC.  The Atlanta JV paid to Boast total management fees of $61 and $116 for the three months ended March 31, 2020 and  2019, respectively.  The management of the Atlanta Aloft hotel was moved to Aimbridge Hospitality on March 1, 2020 following the acquisition of the remaining interest in the Atlanta JV by Condor.

Net cash flow from the Atlanta JV was distributed each quarter first with a 10% annual preferred return on capital contributions to Condor, second with a 10% annual preferred return on capital contributions to TWC, and third with any remainder distributed to the partners based on their pro-rata equity ownership. Profits were allocated in the same proportion as net cash flow. Losses were allocated based on pro-rata equity ownership. Cash distributions totaling $480 and $200 in the three months ended March 31, 2020 and 2019, respectively, were received by the Company from the Atlanta JV.

The Atlanta JV agreement also included buy-sell rights for both members (generally after three years of hotel ownership for Condor and after five years for TWC) and Condor had a purchase option for TWC’s Atlanta JV ownership interest exercisable between the third and fifth anniversary of the hotel closing.

The following table represents the total assets, liabilities, and equity, including the Company’s share, of the Atlanta JV as of December 31, 2019:

As of
December 31, 2019
Investment in hotel properties, net	$45,547
Cash and cash equivalents	661
Accounts receivable, prepaid expenses, and other assets	279
Total Assets	$46,487

Accounts payable, accrued expenses, and other liabilities	$1,026
Land option liability	6,190
Long-term debt, net of deferred financing costs	33,966
Total Liabilities	41,182
Condor equity	4,244
TWC equity	1,061
Total Equity	5,305
Total Liabilities and Equity	$46,487

The table below provides the components of net earnings, including the Company’s share of the Atlanta JV, for the three months ended March 31, 2020 and 2019.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	For the period of January 1 to February 14,	Three months ended March 31,
	2020	2019
Revenue
Room rentals and other hotel services	$1,522	$3,874
Operating Expenses
Hotel and property operations	960	2,177
Depreciation and amortization	181	371
Total operating expenses	1,141	2,548
Operating income	381	1,326
Net loss on derivative	-	(1)
Interest expense	(281)	(684)
Net earnings	$100	$641

Condor allocated earnings	$80	$513
TWC allocated earnings	20	128
Net earnings	$100	$641

NOTE 5.  DISPOSITIONS OF HOTEL PROPERTIES

As of March 31, 2020 and December 31, 2019, the Company had no hotels classified as held for sale.

During the three months ended March 31, 2020, the Company sold no hotels.  During the three months ended March 31, 2019, the Company sold one hotel resulting in a total gain of $62.

NOTE 6.  LONG-TERM DEBT

On February 14, 2020, with the purchase of the remaining interest in the Atlanta JV (see Note 3), the Company became the primary obligator on the New Term Loan and drew an additional $7,300 under its credit facility with Key Bank to fund the transaction.    The New Term Loan was refinanced using the credit facility subsequent to quarter end as discussed in Subsequent Events (see Note 16).

On March 30, 2020, the Company entered into a Sixth Amendment to its credit facility with Key Bank which, among other things, makes the following changes to the credit facility:

•	Sets the size of the credit facility at $102,000 and removes the ability to reborrow under the credit facility in the future (without lender approval).
•

Extends the maturity date of the credit facility to April 1, 2021, and provides for two extension options (six months and five months) with the satisfaction of certain conditions, including payment of extension fees, no defaults existing, delivery of evidence of pro forma compliance with financial covenants and delivery of updated appraisals.

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

•

Modifies the fixed charge coverage ratio (ratio of adjusted consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) to consolidated fixed charges) to (a) 1.25 to 1 as of the end of

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

the fiscal quarter ending September 30, 2020 and (b) 1.50 to 1 as of the end of the fiscal quarter ending December 31, 2020 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

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

•

Provides for an interest reserve account, which was funded with $1,720 on March 30, 2020.  The funds are available to make interest payments under the credit facility upon the satisfaction of certain conditions, including if the Company’s unrestricted cash balance is less than $1,500.

Additionally, on March 30, 2020, the Company entered into an agreement with Great Western Bank to defer the monthly principal and interest payments due under that loan on April 1, 2020, May 1, 2020, and June 1, 2020 until the loan’s maturity date in December 2021.

Subsequent to quarter end, the Company amended its credit facility with Key Bank and its loan agreements with Wells Fargo and Great Western Bank as discussed in Subsequent Events (see Note 16).

Long-term debt related to wholly owned properties, including debt related to hotel properties held for sale, consisted of the following loans payable at March 31, 2020 and December 31, 2019:

Lender	Balance at March 31, 2020	Interest rate at March 31, 2020	Maturity	Amortization provision	Properties encumbered at March 31, 2020	Balance at December 31, 2019
Fixed rate debt
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18	$8,593	4.54%	08/2024	25 years	1	$8,639
Great Western Bank (1)	13,199	4.33%	12/2021 (5)	25 years	1	13,290
Great Western Bank (1)	915	4.33%	12/2021 (5)	7 years	-	971
Total fixed rate debt	22,707					22,900

Variable rate debt
Wells Fargo	25,499	3.97% (2)	11/2022 (6)	30 years	3	25,612
KeyBank credit facility (3)	95,865	4.84% (4)	4/2021 (7)	Interest only	9	86,845
KeyBank Aloft	34,080	3.05% (8)	5/2020 (9)	Interest only	1	-
Total variable rate debt	155,444				15	112,457

Total long-term debt	$178,151					$135,357
Less: Deferred financing costs	(1,426)					(1,356)
Total long-term debt, net of deferred financing costs	$176,725					$134,001

(1) Both loans are collateralized by Aloft Leawood.

(2) Variable rate of 30-day LIBOR plus 2.39%,  effectively fixed at 4.44% after giving effect to interest rate swap (see Note 8).

(3) Prior to March 30, 2020, the $150,000 credit facility included an accordion feature that would allow the credit facility to be increased to $400,000 with additional lender commitments. Available borrowing capacity under the credit facility was based on a borrowing base formula for the pool of

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

hotel properties securing the facility.  The commitment fee on the unused facility was 0.20%.  On March 30, 2020, the Sixth Amendment to the credit facility, as discussed above, modified this availability to set the size of the facility at $102,000 with no ability to reborrow under the facility in the future without lender approval.

(4) Prior to March 30, 2020, borrowings under the facility accrued interest based on a leverage-based pricing grid, at the Company’s option, at either LIBOR plus a spread ranging from 2.25% to 3.00% (depending on leverage) or a base rate plus a spread ranging from 1.25% to 2.00% (depending on leverage).  On March 30, 2020, these terms were modified with the Sixth Amendment to the credit facility, as discussed above, to increase the interest rate to LIBOR (with a floor of 0.25%) plus 3.25% or a base rate plus 2.25%, with further increases to interest rate spreads of 0.25% at six month intervals.  The 30-day LIBOR for $30,000 notional capped at 3.35% after giving effect to market rate cap (see Note 8).

(5) Term may be extended for additional two years subject to interest rate adjustments.

(6) Two one-year extension options subject to the satisfaction of certain conditions.

(7) With the signing of the Sixth Amendment to the credit facility as discussed above,  two extension options (six months and five months) are available subject to the satisfaction of certain conditions.

(8) Borrowings accrue interest at the Company’s option at LIBOR plus 2.25% or a base rate plus 1.25%.

(9) Matures upon the earlier to occur of (a) consummation of the merger under the Merger Agreement (see Note 1) and (b) May 8, 2020.  This loan was refinanced using the credit facility subsequent to quarter end as discussed in Subsequent Events (see Note 16).

Aggregate annual principal payments on debt for the remainder of 2020 and thereafter are as follows:

Total
Remainder of 2020	$35,002
2021	110,209
2022	24,886
2023	214
2024	7,840
Thereafter	-
Total	$178,151

After consideration of the refinancing of the New Term Loan on May 13, 2020 as discussed above, aggregate annual principal payments on debt for the remainder of 2020 and thereafter are as follows:

Total
Remainder of 2020	$922
2021	144,289
2022	24,886
2023	214
2024	7,840
Thereafter	-
Total	$178,151

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

As a result of the actual and anticipated impact of the COVID-19 virus on the hotel industry generally, the Company has received waivers from Great Western Bank with respect to compliance with its quarterly debt service coverage ratios (consolidated and for the Leawood Aloft collateral) for March 31, 2020 and June 30, 2020 and modifications for September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021 (providing for lower collateral covenant and use of annualized results).

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

As of March 31, 2020, we are not in default of any of our loans.

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

The Company has made an irrevocable election to record this convertible debt in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of this Note. As such, gains and losses on the Note are included in net gain on derivatives and convertible debt within net earnings each reporting period. Gains (losses) related to this Note were recognized totaling $40 and ($48) during the three months ended March 31, 2020 and 2019, respectively.  The fair value of the Note is determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options. The fair value of the Note on the date of issuance was determined to be equal to its principal amount. Interest expense related to this Note is recorded separately from other changes in its fair value within interest expense each period.

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of March 31, 2020:

	Fair value as of March 31, 2020	Unpaid principal balance as of March 31, 2020	Fair value carrying amount over/(under) unpaid principal
6.25% Convertible Debt	$1,040	$1,012	$28

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 8. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At March 31, 2020, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired property in 2020 (see Note  3),  in the valuation of the stock-based compensation grants (see Note 12), and in the assessment of impaired and potentially impaired hotels during the three months ended March 31, 2020 and 2019.    No impairments or recoveries of impairment were recognized during the three months ended March 31, 2020 or March 31, 2019.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on expectations of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at March 31, 2020 and December 31, 2019 are as follows:

Associated debt	Type	Terms	Effective Date	Maturity Date	Notional amount at March 31, 2020	Notional amount at December 31, 2019
Wells Fargo	Swap	Swaps 30-day LIBOR for fixed rate of 2.053%	11/2017	11/2022	$25,499 (1)	$25,612 (1)
Credit facility	Cap	Caps 30-day LIBOR at 3.35%	4/1/2019	10/2020	$30,000	$30,000

(1)	Notional amount amortizes consistently with the principal amortization of the associated loan.

Additionally, included in the Series E Preferred Stock issued on March 1, 2017 is a redemption right that allows the Company to redeem up to a total of 490,250 shares of Series E Preferred Stock for specific percentages of its liquidation preference (see Note 10).  This option requires bifurcation and as such is treated as a separate derivative instrument.

All derivatives recognized by the Company are reported as derivative assets or liabilities on the consolidated balance sheets and are adjusted to their fair value at each reporting date. All gains and losses on derivative instruments are included in net gain on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the consolidated statements of operations. Net losses of $799 and $189 for the three months ended March 31, 2020 and 2019, respectively, were recognized related to derivative instruments.

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial assets and (liabilities) carried at fair value and measured on a recurring basis:

	Fair value at
	March 31, 2020	Level 1	Level 2	Level 3
Interest rate derivatives	$(1,143)	$-	$(1,143)	$-
Series E Preferred embedded redemption option	-	-	-	-
Convertible debt	(1,040)	-	-	(1,040)
Total	$(2,183)	$-	$(1,143)	$(1,040)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Fair value at
	December 31, 2019	Level 1	Level 2	Level 3
Interest rate derivatives	$(366)	$-	$(366)	$-
Series E Preferred embedded redemption option	22	-	-	22
Convertible debt	(1,080)	-	-	(1,080)
Total	$(1,424)	$-	$(366)	$(1,058)

There were no transfers between levels during the three months ended March 31, 2020 or 2019.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the consolidated statements of operations during the periods:

	Three months ended March 31,
	2020			2019
	Series E Preferred embedded redemption option	Convertible debt	Total	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$22	$(1,080)	$(1,058)	$289	$(1,000)	$(711)
Net gains (losses) recognized in earnings	(22)	40	18	67	(48)	19
Fair value, end of period	$-	$(1,040)	$(1,040)	$356	$(1,048)	$(692)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$(22)	$40	$18	$67	$(48)	$19

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

	Carrying value as of		Estimated fair value as of
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Total	$176,725	$134,001	$178,643	$134,288

NOTE 9.  COMMON STOCK

The Company’s common stock is duly authorized, fully paid, and non-assessable.

NOTE 10.  PREFERRED STOCK

The Company has 925,000 shares outstanding of Series E Preferred Stock.

The Series E Preferred Stock ranks senior to the Company’s common stock and any other preferred stock issuances and receives preferential cumulative cash dividends at a rate of 6.25% per annum, payable quarterly of the $10.00 face value per share. If the Company fails to pay a dividend then during the period that dividends are not paid, the dividend rate increases to 9.50% per annum. Dividends on the Series E Preferred Stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared, and whether or not such dividends are prohibited by agreement.  Under the Sixth

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Amendment to the credit facility, no cash dividends can be paid to common or preferred shareholders.  As of March 31, 2020, there are $289 of accrued but unpaid dividends related to the Series E Preferred Stock.

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

Our ownership interest in the operating partnership was 99.9% as of March 31, 2020 and December 31, 2019, with 219,183 common units owned by limited partners were outstanding at both dates.  The total redemption value for the common units was $17 and $47 at March 31, 2020 and December 31, 2019, respectively.

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

No common units were redeemed during the three months ended March 31, 2020.  During the three months ended March 30, 2019, 259,685 common units were redeemed for cash totaling $42.

NOTE 12.  STOCK-BASED COMPENSATION

The Company currently has in place the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

stock that may be issued under the 2016 Stock Plan is 761,538 following an amendment to the plan to increase the number of available shares by 300,000 that was approved by shareholders on May 17, 2018 at the annual meeting of shareholders.  As of March 31, 2020, there were 507,140 common shares available for issuance under the 2016 Stock Plan.

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

Service Condition Share Awards

From time to time, the Company awards restricted shares of common stock to employees, officers, and members of the Board of Directors under the 2016 Stock Plan.  These shares generally vest ratably over five years for employees and officers and three years for members of the Board of Directors based on continued service or employment.  Dividends paid on these restricted shares during the vesting period are not forfeited in the event that the shares fail to vest. The following table presents a summary of the service condition unvested share activity for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020		2019
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Unvested at December 31	46,682	$10.16	76,500	$10.48
Granted	1,216	$11.04	18,443	$8.24
Vested	(5,547)	$10.03	(8,559)	$10.46
Unvested at March 31	42,351	$10.20	86,384	$10.00

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

The fair value of the performance based share awards is based on the closing price of the Company’s common stock on the grant date, discounted for estimated common stock dividends to be declared prior to the shares being issued.  The grant date occurs on an annual basis when budgeted FFO is approved by the Board of Directors.  During the first quarter of 2020, there were no shares issued related to performance based share awards.  During the first quarter of 2019, 13,778 shares with a grant date fair value totaling $122 were awarded to the executive based on 2018 FFO.  Simultaneously,  2,550 fully vested shares were issued to the executive with a fair value of $22 as a discretionary grant.

Director Fully Vested Share Compensation

Independent directors serving as members of the Investment Committee of the Board of Directors receive their monthly Investment Committee fees in the form of shares of the Company’s common stock. Certain independent directors also elect to receive a portion of their director fees in the form of shares of the Company’s common stock.

A total of 3,162 and 4,409 shares were issued during the three months ended March 31, 2020 and 2019, respectively,  to independent directors under the 2016 Stock Plan with respect to these fees.

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation related to employees and directors for the three months ended March 31, 2020 and 2019 was $84 and $336, respectively,  all of which is included in general and administrative expense. Total unrecognized compensation cost related to all awards at March 31, 2020 was $485, which is expected to be recognized over a weighted-average remaining service period of 2.4 years.

NOTE 13.  INCOME TAXES

During the three months ended March 31, 2020 and 2019, income tax benefit (expense) totaling $306 and ($186), respectively, was recognized primarily related to income earned by the TRS.  Management believes the combined federal and state effective income tax rate for the TRS will be approximately 24%.

After consideration of limitations related to a change in control as defined under Code Section 382, the TRS’s net operating loss carryforward at March 31, 2020 as determined for federal income tax purposes was $2,476.   The availability of the loss carryforwards will expire from 2027 through 2034, with an indefinite carryforward for losses arising after December 31, 2017.

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

	Three months ended March 31,
	2020	2019
Numerator: Basic
Net loss attributable to common shareholders	$(3,169)	$(129)
Less: Allocation to participating securities	-	(17)
Net loss attributable to common shareholders, net of amount allocated to participating securities	$(3,169)	$(146)

Numerator: Diluted
Net loss attributable to common shareholders, net of amount allocated to participating securities	$(3,169)	$(146)

Denominator
Weighted average number of common shares - Basic and Diluted	11,951,413	11,817,677

Earnings (Loss) per Share
Basic Earnings (Loss) per Share	$(0.27)	$(0.01)
Diluted Earnings (Loss) per Share	$(0.27)	$(0.01)

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Three months ended March 31,
	2020	2019
Unvested restricted stock	45,173	82,168
Series E Preferred Stock	668,111	668,111
Convertible debt	97,269	97,269
Operating partnership common units (1)	4,215	61,767
Total potentially dilutive securities excluded from the denominator	814,768	909,315

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

Each of the management companies employed by the TRS at March 31, 2020 receives a base monthly management fee of 3.0% to 3.5% of hotel revenue, with incentives for performance, which increase such fee to a maximum of 5.0% of hotel revenue. Base management fees totaled $396 and $474, respectively, for the three months ended March 31, 2020 and 2019, all of which was included as hotel and property operations expense.  Incentive management fees totaled $0 and $44, respectively, for the three months ended March 31, 2020 and 2019.

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

Franchise Agreements

As of March 31, 2020,  all of our properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue. The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term. Franchise fee expense totaled $982 and $1,227 for the three months ended March 31, 2020 and 2019, respectively, all of which was included as hotel and property operations expense.

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

Leases

The Company has no land lease agreements in place related to properties owned at March 31, 2020.

The Company entered into three new office lease agreements in 2016, replacing all existing office lease agreements.  Each of these office leases expired in 2019 with space currently being rented month to month. Office lease expense totaled $13 and $39 in the three months ended March 31, 2020 and 2019, respectively,  and is included in general and administrative expense.  The Company also has in place operating leases for miscellaneous equipment at its hotel properties.

The maturity of the lease liabilities for the Company’s operating leases is as follows:

Maturity of lease liabilities
Year ended December 31,
Remainder of 2020	$16
2021	21
2022	20
2023	4
2024	4
Thereafter	26
Total lease payments	$91
Less: Imputed interest	(15)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Present value of lease liabilities	$76

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

NOTE 16.  SUBSEQUENT EVENTS

On May 12, 2020, the Company entered into an amendment to its loan agreement with Wells Fargo Bank which, among other things:

•	suspends principal payments under the loan agreement until October 2020;
•	suspends measurement of the debt yield for purposes of determining if a cash trap has occurred under the loan agreement until February 1, 2021;
•	suspends payments to the monthly furniture, fixtures, and equipment (“FF&E”) reserve under the loan agreement until November 2020;
•	permits the withdrawal of $650 from the FF&E reserve under the loan agreement between May 2020 and September 2020 to pay operating expenses of the borrowers thereunder;
•	provides for the allocation of 50% of the excess cash flow of the borrowers thereunder to the FF&E reserve starting in January 2021 and continuing until the FF&E reserve is replenished with $923; and

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

•	suspends the ability of the borrowers thereunder to make dividends and other distributions until the FF&E reserve is replenished.

On May 13, 2020, the Company entered into an amendment to its credit facility with Key Bank which, among other things, (a) increases the commitments under the credit facility from $102,000 to $136,080 and provides for an additional advance in order to refinance the New Term Loan related to the Aloft hotel located in downtown Atlanta, Georgia and (b) increases the floor to LIBOR for purposes of calculating the applicable interest rate under the credit facility from 0.25% to 0.50%.  At the closing of the amendment, the Company borrowed $34,080 under the credit facility to repay the principal outstanding under the mortgage loan that previously financed the hotel and the hotel was added to the collateral pool of hotels securing the credit facility.

On May 13, 2020, the Company entered into an amendment to its loan agreement with Great Western Bank which, among other things, provides for the following modifications to the debt service coverage ratio covenant for the Leawood, Kansas Aloft collateral:

•	reduces the pre-distribution covenant from 1.35x to 1.00x for March 31, 2021 and June 30, 2021;
•	reduces the post-distribution covenant from 1.05x to 1.00x for March 31, 2021 and June 30, 2021; and
•	provides for the use of annualized results for purposes of measuring the covenants through March 31, 2021.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 and our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Background

Condor Hospitality Trust, Inc. (“Condor” or the “Company”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of March 31, 2020, the Company owned 15 hotels, representing 1,908 rooms, in eight states.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (the “operating partnership”), for which we serve as general partner. As of March 31, 2020, we owned approximately 99.9% of the common operating units (“common units”) in the operating partnership.  In the future, the operating partnership may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

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

COVID-19 Pandemic

The novel coronavirus (COVID-19) has reduced travel significantly and adversely affected the hospitality industry in general.  The actual and threatened spread of coronavirus globally or in the regions in which we operate, or future widespread outbreak of infectious or contagious disease, can continue to reduce national and international travel in general.  The extent to which the hospitality industry, and thus our business will be affected by the coronavirus will largely depend on future developments which we cannot accurately predict, and impact on customer travel, including the duration of the outbreak, the continued spread and treatment of the coronavirus, and new information and developments that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.  To the extent that travel activity in the U.S. is and will be materially and adversely affected by the coronavirus, business and financial results of the hospitality industry, and thus our business and financial results, could be impacted.

Since late March 2020, similar to the conditions affecting the hospitality industry as a whole, we experienced occupancy declines at many of our properties which will require us to adjust our business operations, and will have an impact on our operating income and may potentially impact future compliance with our debt covenants.

As a result of the above factors, the Company is taking actions at the corporate and hotel level, including, but not limited to:

•

Amending its secured credit facility with KeyBank National Association and the other lenders party thereto (the “credit facility”) on March 30, 2020 to provide extension options out to March 1, 2022, waivers / modifications of certain covenants, and establishment of interest reserves for near term debt service payments as necessary (see further discussion of the Sixth Amendment to the credit facility in Significant Debt Transactions below).

•

Asset management working with hotel management companies to reduce all hotels operating expenses including, but not limited to, closing off multiple floors, staffing reductions and furloughs, utility consumption reductions, purchasing reductions and eliminations, contract services reductions and eliminations, food services closures, exercise facilities closures, and certain reduction and elimination of certain marketing expenditures.
•	Seeking potential alternative revenue sources through health care providers, government agencies, universities and airlines.
•	Applications by Condor and its hotel operators for Paycheck Protection Program loans authorized under the recently congressionally approved CARES Act.
•	Seeking potential recovery of certain losses through insurance coverage.
•	Pursuing corporate cost reductions, including staffing reductions resulting in an approximately 20% decrease in non-consulting expenses compared to historical operations.
•

With its credit facility amended, representing over 53% of Condor’s loans, Condor has approached three of its remaining lenders for potential modifications to provide interest reserves or accruals during the second quarter of 2020.  Two lenders representing approximately 26% of Condor’s loans have agreed, while discussions are in process with the third lender representing approximately 15% of Condor’s loans.

•	Capital improvement projects have been suspended except for emergency circumstances and will remain on hold for immediate future, with the potential for the suspension to continue through 2020.
•

The Company has determined that it is advisable and the best business practice to cause a temporary closure of 30 to 90 days of two of its hotels in April 2020, the Solomons Hilton Garden Inn and at the Leawood Aloft.  The Company is evaluating on a daily basis similar temporary closures at the Lake Mary Hampton Inn & Suites, the San Antonio SpringHill Suites, and the Round Rock Home2 Suites, however, all other hotels currently remain open.

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

On February 14, 2020, the Company purchased our joint venture partner’s 20% interest in the joint venture owning the Atlanta Aloft property (the “Atlanta JV”) for $7.3 million.  The purchase price was funded with cash drawn from the credit facility.

Hotel Property Portfolio and Activity

Hotel Property Portfolio

The following table sets forth certain information with respect to the hotels owned by us as of March 31, 2020:

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

(1)

Represents the purchase statistics from the purchase of this hotel by the originally 80% owned unconsolidated Atlanta JV.  The Company purchased the remaining 20% interest in the Atlanta JV from our joint venture partner on February 14, 2020 for $7.3 milion.

All of our properties are encumbered by either our credit facility or by mortgage debt at March 31, 2020.

Acquisitions

On February 14, 2020, the Company purchased the remaining 20% interest in the Atlanta JV from our joint venture partner for $7.3 million as allowed by the purchase option included in the original joint venture agreements.  The $7.3 million was funded from the Company’s credit facility, and the Company became the primary obligator on the $34.08 million New Term Loan (defined below) as part of the transaction.

The New Term Loan matured upon the earlier to occur of (a) consummation of the merger under the Merger Agreement (see Note 1) and (b) May 8, 2020.  The New Term Loan was refinanced in May 2020.  The New Term Loan bore interest, at the Borrower’s option, at either LIBOR plus 2.25% or a base rate plus 1.25% and required monthly interest payments and principal is due on the maturity date.  The Borrowers could, at any time, voluntarily prepay the New Term Loan in whole or in part without premium or penalty (other than customary LIBOR breakage costs).  The New Term Loan was secured by a first priority lien and security interest on the Aloft Atlanta hotel and the tangible and intangible personal property used in connection with such hotel, including inventory, equipment, fixtures, accounts and general intangibles and was guaranteed by the Company and certain of its subsidiaries.

As the Atlanta JV was previously accounted for under the equity method and the acquisition was considered the acquisition of assets, the liabilities assumed as part of the transaction were recorded at fair value while the assets purchased in the transaction were recorded based on a pro-rata fair value allocation of the total available basis, which included the fair value of liabilities assumed, the cash purchase price paid, the balance of the investment in unconsolidated joint venture at the time of the acquisition, and the acquisition costs incurred.  The purchase was recognized as follows (in thousands):

Cash purchase price	$7,300
Investment in unconsolidated joint venture	3,844
Acquisition costs	104
Total investment in net assets	$11,248

Cash	$125
Working capital	(462)
Land	14,723
Buildings, improvements, and vehicle	37,008
Furniture and equipment	2,431
Debt assumed at acquisition	(34,080)
Land option liability (1)	(8,497)
Total allocation to net assets	$11,248

(1)	The purchase agreement includes a provision which permits the seller to purchase the surface parking lot north of the hotel exercisable for approximately seven years at less than market rates.

Dispositions

There were no dispositions during the three months ended March 31, 2020.

Operating Performance Metrics

The following tables present our same-store occupancy,  average daily rate (“ADR”), and Revenue per Available Room (“RevPAR”) for all our hotels owned on March 31, 2020.  Same-store occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented, including 100% of the operating results of the property owned by the Atlanta JV in which the Company had an 80% interest prior to the purchase of the remaining 20% interest on February 14, 2020.  Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited or reviewed by our independent auditors.

	Three months ended March 31,
	2020			2019
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Total Same-Store Portfolio	63.97%	$124.28	$79.50	79.82%	$133.20	$106.32

Total same-store RevPAR decreased by 25.2% in the first quarter of 2020, driven by both a decline in occupancy of 19.9% and a decline in ADR of 6.7% caused by the COVID-19 pandemic.  The Company’s largest declines in RevPAR were at the Atlanta Aloft (40.1%), the Round Rock Home2 Suites (35.8%), the San Antonio SpringHill Suites (29.9%), the Tallahassee Home2 Suites (26.9%), and the Lake Mary Hampton Inn & Suites (25.2%).  The least immediately impacted hotels included the El Paso Fairfield Inn & Suites (8.0%), the Southaven Home2 Suites (14.3%), and the Jacksonville Courtyard by Marriott (15.4%).

Despite the tepid hotel demand caused by the COVID-19 pandemic, the Company has, subsequent to quarter end, been experiencing some increases in hotel occupancy.    Following February 2020 where the occupancy of the portfolio was 79.1%, the rapid shutdown of demand in March caused total occupancy across the portfolio to drop to a low of 12.9% on March 29, 2020.   In the subsequent weeks, occupancy for the thirteen hotels in the portfolio that have remained operational grew to 17.6% on April 20, 2020, 20.2% on April 27, 2020, has been in the range of 26.8% to 28.9% for the five days ending May 8, 2020. With ten of the fifteen hotels in the Company’s portfolio located in Florida, Texas, and Georgia, states that began early opening up businesses on a limited basis, the portfolio has been positioned to gain the benefit of being located in states taking actions to stimulate economic conditions.

Results of Operations

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019 (in thousands)

	Three months ended March 31,
	2020	2019	Variance
Revenue	$13,227	$15,903	$(2,676)
Hotel and property operations expense	(9,815)	(9,793)	(22)
Depreciation and amortization expense	(2,710)	(2,362)	(348)
General and administrative expense	(1,193)	(1,663)	470
Acquisition and terminated transactions expense	-	(7)	7
Strategic alternatives	(144)	-	(144)
Net gain (loss) on disposition of assets	(9)	39	(48)
Equity in earnings of joint venture	80	513	(433)
Net loss on derivatives and convertible debt	(759)	(237)	(522)
Other expense, net	(28)	(29)	1
Interest expense	(1,980)	(2,163)	183
Income tax expense (benefit)	306	(186)	492
Net earnings (loss)	$(3,025)	$15	$(3,040)

Revenue

Revenue decreased by a total of $2,676, or 16.8%, as a result of the decreases in RevPAR resulting from the COVID-19 pandemic as discussed above, partially offset by $813 in increased revenue resulting from the acquisition of the remaining interest in the Atlanta JV in the first quarter of 2020.  Additionally, decreased revenue from the Solomons Quality Inn, which was sold at the end of the first quarter of 2019, contributed $63 to the decrease in total revenue.

Operating Expenses and Interest Expense

Hotel and property operations expense increased by $22.  Increased operating expenses of $809 from the acquisition of the remaining interest in the Atlanta JV in the first quarter of 2020 were partially offset by decreased operating expenses due decreased revenue and occupancy as discussed above.  Decreases in operating expenses did not keep pace with the sudden and unexpected declines in revenue caused by the COVID-19 pandemic during the first quarter of 2020.

Depreciation and amortization expense increased in total by $348 as a result of the acquisition of the remaining interest in the Atlanta JV during the first quarter of 2020.

Interest expense decreased in total by $183,  with an increase in debt outstanding due to the acquisition of the remaining interest in the Atlanta JV being more than offset by a decrease in the weighted average interest rate on total debt outstanding due to changing market conditions (from 5.19% at March 31, 2019 to 4.32% at March 31, 2020).

General and administrative expense decreased by $470 driven by decreased compensation costs and decreased professional services fees.

In the first quarter of 2020, $144 of expenses were recognized as strategic alternatives expenses which include costs incurred related to the Company’s strategic alternatives initiative that generated the Agreement and Plan of Merger discussed further below with Liquidity, Capital Resources, and Equity Transactions.

Equity in earnings of joint venture

Equity in earnings of joint venture decreased by $433 between the periods as a result of the acquisition of the remaining interest in the Atlanta JV during the first quarter of 2020, after which point the results from the Atlanta JV were fully consolidated and no longer recorded as an equity method investment.

Net Loss on Derivatives and Convertible Debt

The increase in the loss on derivatives and convertible debt was driven a decrease in the value of the Company’s interest rate swap on its Wells Fargo debt, which is adjusted to fair market value each period, as a result of differences in the interest rate environment, including a significant decrease in interest rates during the first quarter of 2020.

Income Tax Expense (Benefit)

Income tax expense (benefit) in both periods was driven primarily by income earned by the TRS.  Management believes the combined federal and state income tax rate for the TRS will be approximately 24% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

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

Funds from Operations (“FFO”) & Adjusted FFO (“AFFO”)

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net earnings or loss computed in accordance with GAAP, excluding gains or losses from sales of real estate assets, impairment, and the depreciation and amortization of real estate assets.  FFO is calculated both for the Company in total and as FFO attributable to common shares and common units, which is FFO reduced by preferred stock dividends.  AFFO is FFO attributable to common shares and common units adjusted to exclude items we do not believe are representative of the results from our core operations, including non-cash gains or losses on derivatives and convertible debt, stock-based compensation expense, amortization of certain fees, losses on debt extinguishment, and in-kind dividends above stated rates, and cash charges for acquisition and terminated transaction and strategic alternatives costs. All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

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

The following table reconciles net earnings (loss) to FFO and AFFO for the three months ended March 31, 2020 and 2019 (in thousands). All amounts presented include our portion of the results of our unconsolidated Atlanta JV prior to our acquisition of the remaining 20% interest from our joint venture partner on February 14, 2020.

	Three months ended March 31,
Reconciliation of Net earnings (loss) to FFO and AFFO	2020	2019
Net earnings (loss)	$(3,025)	$15
Depreciation and amortization expense	2,710	2,362
Depreciation and amortization expense from JV	145	297
Net (gain) loss on disposition of assets	9	(39)
FFO	(161)	2,635
Dividends declared and undeclared on preferred stock	(145)	(145)
FFO attributable to common shares and common units	(306)	2,490
Net loss on derivatives and convertible debt	759	237
Net loss on derivatives from JV	-	1
Acquisition and terminated transactions expense	-	7
Strategic alternatives	144	-
Stock-based compensation expense	84	336
Amortization of deferred financing fees	275	373
Amortization of deferred financing fees from JV	93	45
AFFO attributable to common shares and common units	$1,049	$3,489

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), EBITDAre, Adjusted EBITDAre, and Hotel EBITDA

We calculate EBITDA, EBITDAre, and Adjusted EBITDAre by adding back to net earnings or loss certain non-operating expenses and certain non-cash charges which are based on historical cost accounting that we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods. In calculating EBITDA, we add back to net earnings or loss interest expense, loss on debt extinguishment, income tax expense, and depreciation and amortization expense.  NAREIT adopted EBITDAre in order to promote an industry-wide measure of REIT operating performance.  We adjust EBITDA by adding back net gain/loss on disposition of assets and impairment charges to calculate EBITDAre.  To calculate Adjusted EBITDAre, we adjust EBITDAre to add back acquisition and terminated transactions expense and strategic alternatives expense, which are cash charges. We also add back stock-based compensation expense and gain/loss on derivatives and convertible debt, which are non-cash charges.  EBITDA, EBITDAre, and Adjusted EBITDAre, as presented, may not be comparable to similarly titled measures of other companies.

We believe EBITDA, EBITDAre, and Adjusted EBITDAre to be useful additional measures of our operating performance, excluding the impact of our capital structure (primarily interest expense), our asset base (primarily depreciation and amortization expense), and other items we do not believe are representative of the results from our core operations.

The Company further excludes general and administrative expenses, other non-operating income or expense, and certain hotel and property operations expenses that are not allocated to individual properties in assessing hotel performance (primarily certain general liability and other insurance costs and office and banking fees) from Adjusted EBITDAre to calculate Hotel EBITDA.  Hotel EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table reconciles net earnings (loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA for the three months ended March 31, 2020 and 2019 (in thousands). All amounts presented include our portion of the results of our unconsolidated Atlanta JV prior to our acquisition of the remaining 20% interest from our joint venture partner on February 14, 2020.

	Three months ended March 31,
Reconciliation of Net earnings (loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA	2020	2019
Net earnings (loss)	$(3,025)	$15
Interest expense	1,980	2,163
Interest expense from JV	225	547
Income tax expense (benefit)	(306)	186
Depreciation and amortization expense	2,710	2,362
Depreciation and amortization expense from JV	145	297
EBITDA	1,729	5,570
Net loss (gain) on disposition of assets	9	(39)
EBITDAre	1,738	5,531
Net loss on derivatives and convertible debt	759	237
Net loss on derivative from JV	-	1
Stock-based compensation expense	84	336
Acquisition and terminated transactions expense	-	7
Strategic alternatives	144	-
Adjusted EBITDAre	2,725	6,112
General and administrative expense, excluding stock compensation expense	1,109	1,327
Other expense, net	28	29
Unallocated hotel and property operations expense	94	45

Hotel EBITDA	$3,956	$7,513

Revenue	$13,227	$15,903
JV revenue	1,218	3,100
Condor and JV revenue	$14,445	$19,003
Hotel EBITDA as a percentage of revenue	27.4%	39.5%

Liquidity, Capital Resources, and Equity Transactions

Agreement and Plan of Merger

The Merger Agreement among the Company, our operating partnership and certain affiliates of NHT provides that, upon consummation of the Mergers, the holders of our common stock would receive in exchange for their shares $11.10 per share in cash, the holders of our Series E preferred stock would receive in exchange for their shares $10.00 per share in cash, and the holders of the operating partnership would receive in exchange for their common units $0.21346 per unit in cash, each without interest and less any applicable withholding taxes.  The transactions pursuant to by the Merger Agreement also contemplate that, upon closing, the NHT Parties would assume or otherwise payoff substantially all of the debt of the Company.  As disclosed in this Quarterly Report on Form 10-Q, the Mergers have not been consummated, and there can be no assurances that the acquisition of the Company will be completed.

Liquidity Requirements

As previously discussed, due to the COVID-19 pandemic, the hospitality industry has experienced significant drops in demand. The Company has temporarily closed two of our hotels while our remaining hotels operate in a significantly reduced capacity.  We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material negative impact on the hospitality industry, and thus on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic.  While we cannot assure you that that the assumptions used to estimate our future liquidity will be correct, the Company believes it can generate the liquidity required to operate through the crisis through a combination of the continued operation of a majority of our portfolio with significant cost reduction measures in place and, if necessary, additional debt and equity financings.  However, there can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all.

Additionally, although the Company was in compliance with all its debt covenants as of March 31, 2020, management has determined that the Company may violate certain financial covenants under its debt agreements within the next twelve months if covenant waivers or amendments are not obtained. If the Company were to violate one or more financial covenants, the lenders could declare the Company in default and could accelerate the amounts due under a portion or all of the Company’s outstanding debt. The Company believes it will receive such waivers before any covenants are violated. However, any waivers would be granted at the sole discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers.

Based on a combination of these factors and the guidance in U.S. generally accepted accounting principles (“U.S. GAAP”) that requires that in making this determination for the one year period following the date of the financial statements, the Company cannot consider future fundraising activities or the likelihood of obtaining covenant waivers, all of which are outside of the Company's sole control, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern for the one year period after the date the financial statements are issued.  Management believes it will obtain required waivers from its lenders before any covenants are violated given that conditions are not exclusive to the Company and based on the actions of lenders thus far in this crisis including waivers already granted to the Company.  However, there can be no assurance that the Company will be able to obtain waivers on acceptable terms or at all.  The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Sources and Uses of Cash

Cash provided by Operating Activities.  Our cash provided by operations was $1.1 million and $3.1 million for the three months ended March 31, 2020 and 2019, respectively.  The decrease in operating cash flows was the result of a decrease in net income, after adjustment for non-cash items, of $2.6 million.  Changes in operating assets and liabilities between the periods were individually insignificant.

Cash provided by (used in) Investing Activities.  Our cash flows related to investing activities were ($7.0 million) and $3.6 million for the three months ended March 31, 2020 and 2019, respectively.  The decrease in these cash flows in 2020 was driven by the $7.2 million in cash, net, spent in the first quarter of 2020 to acquire the remaining interest in the Atlanta JV as well as $4.2 million in cash received related to the sale of hotel properties in the first quarter of 2019 that did not recur in 2020.

Cash provided by (used in) Financing Activities.  Our cash flows provided by (used in) financing activities were $8.4 million and ($5.6 million) for the three months ended March 30, 2020 and 2019, respectively.  This increase was primarily the result of increased net cash inflows from debt activities of $11.5 million, resulting from cash drawn under the credit facility to acquire the remaining interest in the Atlanta JV during the first quarter of 2020 as well as the absence of debt repayments associated with property sales that occurred in the first quarter of 2019.  Additionally, $2.3 million was paid for common stock dividends in the first quarter of 2019 that were not paid during the first quarter of 2020.

Outstanding Indebtedness

Significant Debt Transactions

On February 14, 2020, with the purchase of the remaining interest in the Atlanta JV, the Company became the primary obligator of the New Term Loan and drew an additional $7.3 million under its credit facility with Key Bank to fund the transaction.

On March 30, 2020, the Company entered into a Sixth Amendment to its credit facility with Key Bank which, among other things, makes the following changes to the credit facility:

•	Sets the size of the credit facility at $102.0 million and removes the ability to reborrow under the credit facility in the future (without lender approval).
•

Extends the maturity date of the credit facility to April 1, 2021, and provides for two extension options (six months and five months) with the satisfaction of certain conditions, including payment of extension fees, no defaults existing, delivery of evidence of pro forma compliance with financial covenants and delivery of updated appraisals.

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
•

Provides for an interest reserve account, which was funded with $1.7 million on March 30, 2020.  The funds are available to make interest payments under the credit facility upon the satisfaction of certain conditions, including if the Company’s unrestricted cash balance is less than $1.5 million.

Additionally, on March 30, 2020, the Company entered into an agreement with Great Western Bank to defer the monthly principal and interest payments due under that loan on April 1, 2020, May 1, 2020, and June 1, 2020 until the loan’s maturity date in December 2021.

Subsequent to quarter end, on May 12, 2020, the Company entered into an amendment to its loan agreement with Wells Fargo Bank which, among other things:

•	suspends principal payments under the loan agreement until October 2020;
•	suspends measurement of the debt yield for purposes of determining if a cash trap has occurred under the loan agreement until February 1, 2021;
•	suspends payments to the monthly furniture, fixtures, and equipment (“FF&E”) reserve under the loan agreement until November 2020;
•	permits the withdrawal of $0.65 million from the FF&E reserve under the loan agreement between May 2020 and September 2020 to pay operating expenses of the borrowers thereunder;
•

provides for the allocation of 50% of the excess cash flow of the borrowers thereunder to the FF&E reserve starting in January 2021 and continuing until the FF&E reserve is replenished with $0.9225 million; and

•	suspends the ability of the borrowers thereunder to make dividends and other distributions until the FF&E reserve is replenished.

Subsequent to quarter end, on May 13, 2020, the Company entered into an amendment to its credit facility with Key Bank which, among other things, (a) increases the commitments under the credit facility from $102.0 million to $136.08 million and provides for an additional advance in order to refinance the New Term Loan related to the Aloft hotel located in downtown Atlanta, Georgia and (b) increases the floor to LIBOR for purposes of calculating the applicable interest rate under the credit facility from 0.25% to 0.50%.  At the closing of the amendment, the Company borrowed $34.08 million under the credit facility to repay the principal outstanding under the mortgage loan that previously financed the hotel and the hotel was added to the collateral pool of hotels securing the credit facility.

Additionally, on May 13, 2020, the Company entered into an amendment to its loan agreement with Great Western Bank which, among other things, provides for the following modifications to the debt service coverage ratio covenant for the Leawood, Kansas Aloft collateral:

•	reduces the pre-distribution covenant from 1.35x to 1.00x for March 31, 2021 and June 30, 2021;
•	reduces the post-distribution covenant from 1.05x to 1.00x for March 31, 2021 and June 30, 2021; and
•	provides for the use of annualized results for purposes of measuring the covenants through March 31, 2021.

Outstanding Debt

At March 31, 2020, we had long-term debt of $178.2 million, with a weighted average term to maturity of 1.3 years and a weighted average interest rate of 4.32%.  Of this total, at March 31, 2020, $22.7 million was fixed rate debt with a weighted average term to maturity of 2.0 years and a weighted average interest rate of 4.41% and $155.5 million was variable rate debt with a weighted average term to maturity of 1.1 years and a weighted average interest rate of 4.31%. At December 31, 2019, we had long-term debt of $135.4 million with a weighted average term to maturity of 1.5 years and a weighted average interest rate of 4.22%.  Of this total, at December 31, 2019, $22.9 million was fixed rate debt with a weighted average term to maturity of 2.3 years and a weighted average interest rate of 4.41% and $112.5 million was variable rate debt with a weighted average term to maturity of 1.2 years and a weighted average interest rate of 4.18%.

Aggregate annual principal payments on debt for the remainder of 2020 and thereafter are as follows (in thousands):

Total
Remainder of 2020	$35,002
2021	110,209
2022	24,886
2023	214
2024	7,840
Thereafter	-
Total	$178,151

After consideration of the refinancing of the New Term Loan on May 13, 2020 as discussed above, aggregate annual principal payments on debt for the remainder of 2020 and thereafter are as follows:

Total
Remainder of 2020	$922
2021	144,289
2022	24,886
2023	214
2024	7,840
Thereafter	-
Total	$178,151

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

As a result of the actual and anticipated impact of the COVID-19 virus on the hotel industry generally, the Company has received waivers from Great Western Bank with respect to compliance with its quarterly debt service coverage ratios (consolidated and for the Leawood Aloft collateral) for March 31, 2020 and June 30, 2020 and modifications for September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021 (providing for lower collateral covenant and use of annualized results).

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

As of March 31, 2020, we are not in default of any of our loans.

Contractual Obligations

Below is a summary of our contractual obligations as of March 31, 2020 and the effect such obligations are expected to have on our future liquidity and cash flows (in thousands), without consideration of the refinancing of the New Term Loan on May 13, 2020 as previously discussed:

		Payments due by period
Contractual obligations	Total	Remainder of 2020	2021-2022	2023-2024	2025 and After
Long-term debt including interest (1)	$191,456	$40,348	$142,449	$8,659	-
Equipment leases	91	16	41	8	26
Total contractual obligations	$191,547	$40,364	$142,490	$8,667	$26

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at March 31, 2020.

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

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments.  All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Standards

See Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated interim financial statements for additional information relating to recently adopted and recently issued accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At March 31, 2020, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt and the embedded redemption right in the Series E Preferred Stock that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.  From time to time, we may enter into interest rate swap agreements or other interest rate hedging agreements.  At March 31, 2020, we have an interest rate swap in place which effectively locks the variable interest rate on our Wells Fargo debt (March 31, 2020 balance of $25.4 million) at 4.44% and an interest rate cap in place which caps the 30-day LIBOR interest rate on $30.0 million of our credit facility (March 31, 2020 balance of $95.9 million) at 3.35%.  We do not intend to enter into derivative or interest rate transactions for speculative purposes.

The table below provides information about financial instruments that are sensitive to changes in interest rates.  The table presents scheduled maturities, including the amortization of principal and related weighted-average interest rates for the debt maturing in each specified period (dollars in thousands) as of March 31, 2020, without consideration of the refinancing of the New Term Loan on May 13, 2020 as previously discussed.  For the purposes of this presentation, the Wells Fargo debt is considered fixed rate debt as the variable interest rate is effectively locked with the previously discussed interest rate swap.

	Remainder of 2020	2021	2022	2023	2024	Total
Fixed rate debt	$922	$14,344	$24,886	$214	$7,840	$48,206
Average fixed interest rate	4.40%	4.34%	4.44%	4.54%	4.54%	4.43%
Variable rate debt	$34,080	$95,865	$-	$-	$-	$129,945
Average variable interest rate	3.05%	4.84%	-%	-%	-%	4.37%
Total debt	$35,002	$110,209	$24,886	$214	$7,840	$178,151
Total average interest rate	3.08%	4.78%	4.34%	4.44%	4.54%	4.39%

At March 31, 2020, approximately 27% of our outstanding debt is subject to fixed interest rates or effectively locked with an interest rate swap, while 73% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at March 31, 2020 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties would decrease by approximately $1.3 million per year.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (a) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures and (b) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A.  RISK FACTORS

Other than the addition of the text below, there have been no material changes from the risk factors disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Changes in economic and industry conditions relating to the COVID-19 pandemic have had, and will continue to have, adverse effects on the hospitality industry, and thus our financial conditions, results of operations and cash flows for an indeterminate period of time, and the financial impact could negatively impact our future compliance with our debt covenants and result in a default and potential acceleration of our indebtedness.

There have been significant changes in business and economic conditions generally in the United States and in the hotel industry in particular as the COVID-19 pandemic crisis continues.   Financial markets have been disrupted and there has been an industry-wide significant falling off of hotel occupancies.

The COVID-19 pandemic has caused, and is expected to continue to cause, a sharp decline in group, business and leisure travel, including negative public perceptions of travel and public gatherings in light of the perceived risks associated with COVID-19.  The reduced economic activity could also result in an economic recession, and increased unemployment, which could negatively impact future lodging demand.  The potential negative impact on the health of our employees and hotel employees could result in a deterioration in operational performance during and after the COVID-19 pandemic.

As with the hospitality industry, generally our occupancy rates for our hotels have been significantly declined, which reduces our revenue, results of operations and cash flows. As many others in the lodging industry have determined, we deemed it advisable and in the best business practice to cause temporary closures of two of our hotels located in Solomons, Maryland and Leawood, Kansas.  We continue to evaluate similar temporary closures of our hotels located in Lake Mary, Florida, San Antonio, Texas and Round Rock, Texas but as occupancies at these locations have increased slightly in late April and early May 2020, we have at this time refrained from temporarily closing these hotels.  We also continue to evaluate potential temporary closings of other hotels, based on specific market trends.

Lower occupancy and hotel closures reduce our revenues, results of operations and cash flows, and as a consequence we have sought and received certain accommodations from some of our lenders. The accommodations among such lenders varied and included waivers and modifications of certain debt covenants, temporary suspension of principal and interest payments, establishment of interest reserves for near term debt service payments, temporary suspension of accruing certain cash reserves on deposit, and temporary use of certain cash reserves on deposit.  We can provide no assurance that we would receive such or other accommodations from lenders if needed in the future.

Changes in economic and industry conditions relating to COVID-19 pandemic have had, and will continue to have, adverse effects on our financial conditions, results of operations and cash flows for an indeterminate period of time. The financial impact of the COVID-19 pandemic could negatively impact our future compliance with our debt covenants and result in a default and potential acceleration of our indebtedness.

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

Credit Facility Amendment

On May 13, 2020, the Company entered into a Seventh Amendment to Credit Agreement among the operating partnership, as borrower, the Company and the subsidiary guarantors party thereto, as guarantors, KeyBank National Association and the other lenders party thereto, as lenders, and KeyBank National Association, as administrative agent (the "Seventh Amendment"). The Seventh Amendment amends the Credit Agreement dated as of March 1, 2017, as amended by the First Amendment dated as of May 11, 2017, Second Amendment dated as of December 13, 2017, Third Amendment dated as of March 8, 2019, Fourth Amendment dated as of May 3, 2019, Fifth Amendment dated as of August 9, 2019 and Sixth Amendment dated as of March 30, 2020 (collectively, the “Credit Agreement”).  The Credit Agreement is described in the Company’s Current Reports on Form 8-K dated March 1, 2017, May 11, 2017, December 13, 2017 and March 5, 2019, Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019 and Annual Report on Form 10-K for the year ended December 31, 2019, and is incorporated herein by reference.

The Seventh Amendment, among other things, (a) increases the commitments under the Credit Agreement from $102.00 million to $136.08 million and provides for an additional advance in order to refinance the Aloft hotel located in downtown Atlanta, Georgia and (b) increases the floor to LIBOR for purposes of calculating the applicable interest rate under the Credit Agreement from 0.25% to 0.50%.

At the closing of the Seventh Amendment, the operating partnership borrowed $34.08 million under the Credit Agreement, which was used in connection with the repayment and termination of the term loan financing the Aloft hotel in downtown Atlanta, Georgia.  The term loan was evidenced by the Term Loan Agreement dated as of August 9, 2019 among the operating partnership, Spring Street Hotel Property LLC and Spring Street Hotel OpCo LLC, as borrowers, KeyBank National Association and the other lenders party thereto, as lenders, and KeyBank National Association, as administrative agent.

Some of the lenders in the Credit Agreement and /or their affiliates have other business relationships with the Company involving the provision of financial and bank-related services, including cash management and treasury services, and have participated in the Company's prior debt financings and sales of securities.

The foregoing summary of the Seventh Amendment does not purport to be complete and is qualified in its entirety by reference to the Seventh Amendment, a copy of which is attached as Exhibit 10.6 and is incorporated herein by reference.

Wells Fargo Amendment

On May 12, 2020, the Company, through its indirect wholly-owned subsidiaries CDOR Jax Court, LLC, TRS Jax Court, LLC, CDOR Atl Indy, LLC, TRS Atl Indy, LLC, CDOR San Spring, LLC and TRS San Spring, LLC (the “Borrowers”), entered into a First Loan Modification Agreement with Wells Fargo Bank, National Association (the “First Amendment”).  The First Amendment amends the Loan Agreement dated as of October 4, 2017 between the Borrowers and Wells Fargo Bank, National Association (the “Loan Agreement”).  The Loan Agreement is described in the Company’s Current Report on Form 8-K dated October 4, 2017, and is incorporated herein by reference.

The First Amendment, among other things:

•	suspends principal payments under the Loan Agreement until October 2020;
•	suspends measurement of the debt yield for purposes of determining if a cash trap has occurred under the Loan Agreement until February 1, 2021;
•	suspends payments to the monthly FF&E reserve under the Loan Agreement until November 2020;
•	permits the withdrawal of $650,000 from the FF&E reserve under the Loan Agreement between May 2020 and September 2020 to pay operating expenses of the Borrowers;
•	provides for the allocation of 50% of the Borrower’s excess cash flow to the FF& E reserve starting in January 2021 and continuing until the FF&E reserve is replenished with $922,500; and
•	suspends the ability of the Borrowers to make dividends and other distributions until the FF&E reserve is replenished.

The lender in the Loan Agreement and /or its affiliates have other business relationships with the Company involving the provision of financial and bank-related services, including cash management and treasury services, and have participated in the Company's prior debt financings and sales of securities.

The foregoing summary of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the First Amendment, a copy of which is attached as Exhibit 10.7 and is incorporated herein by reference.

Great Western Bank Amendment

On May 13, 2020, the Company, through its indirect wholly-owned subsidiaries CDOR KCI Loft, LLC and TRS KCI Loft, LLC (the “Borrowers”), entered into a Third Amendment to Loan Agreement with Great Western Bank (the “Third Amendment”).  The Third Amendment amends the Loan Agreement dated as of December 14, 2016 between the Borrowers and Great Western Bank, as amended by the First Amendment to Loan Agreement dated as of March 8, 2019 and Second Amendment to Loan Agreement dated as of March 30, 2020 (collectively, the “Loan Agreement”).  The Loan Agreement is described in the Company’s Current Reports on Form 8-K dated December 14, 2016 and March 5, 2019 and Annual Report on Form 10-K for the year ended December 31, 2019, and is incorporated herein by reference.

The Third Amendment, among other things, provides for the following modifications to the debt service coverage ratio covenant for the Leawood, Kansas Aloft collateral:

•	reduces the pre-distribution covenant from 1.35x to 1.00x for March 31, 2021 and June 30, 2021;
•	reduces the post-distribution covenant from 1.05x to 1.00x for March 31, 2021 and June 30, 2021; and
•	provides for the use of annualized results for purposes of measuring the covenants through March 31, 2021.

The lender in the Loan Agreement and /or its affiliates have other business relationships with the Company involving the provision of financial and bank-related services, including cash management and treasury services, and have participated in the Company's prior debt financings.

The foregoing summary of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to the Third Amendment, a copy of which is attached as Exhibit 10.8 and is incorporated herein by reference.

ITEM 6.  EXHIBITS

10
2.1

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

2.2

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

10.1

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

10.2

Sixth Amendment to Credit Agreement dated as of March 30, 2020 among Condor Hospitality Limited Partnership, as Borrower, the Company and the subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2019).

10.3

Exhibit A to Sixth Amendment to Credit Agreement dated as of March 30, 2020 among Condor Hospitality Limited Partnership, as Borrower, the Company and the subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2019).

10.4

Exhibit B to Sixth Amendment to Credit Agreement dated as of March 30, 2020 among Condor Hospitality Limited Partnership, as Borrower, the Company and the subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2019).

10.5

Second Amendment to Loan Agreement dated as of March 30, 2020 among CDOR KCI Loft, LLC, TRS KCI Loft, LLC and Great Western Bank (incorporated herein by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2019).

10.6*

Seventh Amendment to Credit Agreement dated as of May 13, 2020 among Condor Hospital Limited Partnership, as Borrower, Condor Hospitality Trust, Inc. and the other subsidiary guarantors party thereto, as Guarantors, Keybank National Association and the other lenders thereto, as Lenders, and Keybank National Association, as Administrative Agent.

10.7*

First Loan Modification Agreement dated as of May 12, 2020 among CDOR Jax Court, LLC, TRS Jax Court, LLC, CDOR Atl Indy, LLC, TRS Atl Indy, LLC, CDOR San Spring, LLC and TRS San Spring, LLC, as the Borrowers, and Wells Fargo Bank, National Association, as the Lender

10.8*	Third Amendment to Loan Agreement dated as of May 13, 2020 among CDOR KCI Loft, LLC and TRS KCI Loft, LLC, as the Borrowers, and Great Western Bank, as the Lender
31.1*	Section 302 Certificate of Chief Executive Office
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
May 14, 2020
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

/s/ Arinn Cavey
Arinn Cavey
Chief Financial Officer and Chief Accounting Officer