Form 10-Q
period 2020-06-30
CONDOR HOSPITALITY TRUST, INC.
filed 2020-08-13
CIK 929545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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

As of August 12, 2020 there were 12,009,818 shares of common stock, par value $.01 per share, outstanding.

Condor Hospitality Trust, Inc. and Subsidiaries

Table of Contents

PART I.  FINANCIAL INFORMATION

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share data)

	As of
	June 30, 2020	December 31, 2019

Assets
Investment in hotel properties, net	$271,000	$222,063
Investment in unconsolidated joint venture	-	4,244
Cash and cash equivalents	3,697	2,584
Restricted cash, property and debt service escrows	6,763	5,811
Accounts receivable, net	1,071	1,099
Prepaid expenses and other assets	1,856	1,118
Derivative assets, at fair value	-	22
Total Assets	$284,387	$236,941

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$7,755	$5,523
Dividends and distributions payable	434	145
Land option liability	8,497	-
Derivative liabilities, at fair value	1,132	366
Convertible debt, at fair value	1,032	1,080
Long-term debt, net of deferred financing costs	179,077	134,001
Total Liabilities	197,927	141,115

Equity
Shareholders' Equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series E, 925,000 shares authorized, $.01 par value, 925,000 shares outstanding, liquidation preference of $9,684 and $9,395	10,050	10,050
Common stock, $.01 par value, 200,000,000 shares authorized; 12,003,010 and 11,993,608 shares outstanding	120	120
Additional paid-in capital	233,335	233,189
Accumulated deficit	(157,091)	(147,582)
Total Shareholders' Equity	86,414	95,777
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $17 and $47	46	49
Total Equity	86,460	95,826

Total Liabilities and Equity	$284,387	$236,941

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue
Room rentals and other hotel services	$4,811	$16,177	$18,038	$32,080
Operating Expenses
Hotel and property operations	5,089	9,755	14,904	19,548
Depreciation and amortization	2,777	2,394	5,487	4,756
General and administrative	1,014	1,572	2,207	3,235
Acquisition and terminated transactions	-	7	-	14
Strategic alternatives	80	834	224	834
Total operating expenses	8,960	14,562	22,822	28,387
Operating income (loss)	(4,149)	1,615	(4,784)	3,693
Net gain (loss) on disposition of assets	(1)	(16)	(10)	23
Equity in earnings of joint venture	-	166	80	679
Net gain (loss) on derivatives and convertible debt	19	(456)	(740)	(693)
Other expense, net	(58)	(24)	(86)	(53)
Interest expense	(2,070)	(2,094)	(4,050)	(4,257)
Loss before income taxes	(6,259)	(809)	(9,590)	(608)
Income tax benefit (expense)	61	(461)	367	(647)
Net loss	(6,198)	(1,270)	(9,223)	(1,255)
Loss attributable to noncontrolling interest	2	6	3	7
Net loss attributable to controlling interests	(6,196)	(1,264)	(9,220)	(1,248)
Dividends declared and undeclared on preferred stock	(144)	(144)	(289)	(289)
Net loss attributable to common shareholders	$(6,340)	$(1,408)	$(9,509)	$(1,537)

Earnings (Loss) per Share
Total - Basic Earnings (Loss) per Share	$(0.53)	$(0.12)	$(0.80)	$(0.13)
Total - Diluted Earnings (Loss) per Share	$(0.53)	$(0.12)	$(0.80)	$(0.13)

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Three months ended June 30, 2019
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at March 31, 2019	925	$10,050	11,918	$119	$232,082	$(137,423)	$104,828	$788	$105,616
Stock-based compensation	-	-	(7)	-	323	-	323	-	323
Dividends and distributions declared
Common Stock ($0.195 per share)	-	-	-	-	-	(2,323)	(2,323)	-	(2,323)
Series E Preferred	-	-	-	-	-	(144)	(144)	-	(144)
Common Units ($0.00375 per unit)	-	-	-	-	-	-	-	(11)	(11)
Redemption of common units	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,264)	(1,264)	(6)	(1,270)
Balance at June 30, 2019	925	$10,050	11,911	$119	$232,405	$(141,154)	$101,420	$771	$102,191

	Three months ended June 30, 2020
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at March 31, 2020	925	$10,050	11,996	$120	$233,258	$(150,751)	$92,677	$48	$92,725
Stock-based compensation	-	-	7	-	77	-	77	-	77
Dividends and distributions undeclared
Series E Preferred	-	-	-	-	-	(144)	(144)	-	(144)
Net loss	-	-	-	-	-	(6,196)	(6,196)	(2)	(6,198)
Balance at June 30, 2020	925	$10,050	12,003	$120	$233,335	$(157,091)	$86,414	$46	$86,460

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Six months ended June 30, 2019
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2018	925	$10,050	11,886	$119	$231,805	$(134,970)	$107,004	$848	$107,852
Stock-based compensation	-	-	25	-	594	-	594	-	594
Dividends and distributions declared
Common Stock ($0.39 per share)	-	-	-	-	-	(4,647)	(4,647)	-	(4,647)
Series E Preferred Stock	-	-	-	-	-	(289)	(289)	-	(289)
Common Units ($0.0075 per unit)	-	-	-	-	-	-	-	(22)	(22)
Redemption of common units	-	-	-	-	6	-	6	(48)	(42)
Net loss	-	-	-	-	-	(1,248)	(1,248)	(7)	(1,255)
Balance at June 30, 2019	925	$10,050	11,911	$119	$232,405	$(141,154)	$101,420	$771	$102,191

	Six months ended June 30, 2020
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2019	925	$10,050	11,994	$120	$233,189	$(147,582)	$95,777	$49	$95,826
Stock-based compensation	-	-	9	-	146	-	146	-	146
Dividends and distributions undeclared
Series E Preferred	-	-	-	-	-	(289)	(289)	-	(289)
Net loss	-	-	-	-	-	(9,220)	(9,220)	(3)	(9,223)
Balance at June 30, 2020	925	$10,050	12,003	$120	$233,335	$(157,091)	$86,414	$46	$86,460

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited – In thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,223)	$(1,255)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,487	4,756
Net (gain) loss on disposition of assets	10	(23)
Net loss on derivatives and convertible debt	740	693
Equity in earnings of joint venture	(80)	(679)
Distributions from cumulative earnings of joint venture	-	3
Amortization of deferred financing costs	545	695
Stock-based compensation expense	166	760
Provision for deferred taxes	(421)	619
Changes in operating assets and liabilities:
Increase in assets	(520)	(2,359)
Increase in liabilities	1,435	1,160
Net cash provided by (used in) operating activities	(1,861)	4,370

Cash flows from investing activities:
Additions to hotel properties	(292)	(1,070)
Distributions in excess of cumulative earnings from joint venture	480	850
Hotel acquisitions, net of cash acquired	(7,193)	-
Net proceeds from sale of hotel assets	2	4,189
Net cash provided by (used in) investing activities	(7,003)	3,969

Cash flows from financing activities:
Deferred financing costs	(480)	(412)
Proceeds from long-term debt	45,763	1,500
Principal payments on long-term debt	(34,832)	(4,684)
Redemption of common units	-	(42)
Tax withholdings on stock compensation	(20)	(166)
Deposit on strategic alternatives	500	-
Cash dividends paid to common shareholders	-	(4,642)
Cash dividends paid to common unit holders	-	(23)
Cash dividends paid to preferred shareholders	-	(145)
Other items	(2)	-
Net cash provided by (used in) financing activities	10,929	(8,614)

Increase (decrease) in cash, cash equivalents, and restricted cash	2,065	(275)
Cash, cash equivalents, and restricted cash beginning of period	8,395	9,156
Cash, cash equivalents, and restricted cash end of period	$10,460	$8,881

Supplemental cash flow information:
Interest paid	$3,213	$3,519
Income taxes paid, net of refunds	$114	$67

Schedule of noncash investing and financing activities:
Debt assumed in acquisition	$34,080	$-
Increase in accrued liabilities related to insurance premium financing agreement	$823	$375
Land option liability in acquisition	$8,497	$-

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“Condor”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of June 30,  2020, the Company owned 15 hotels in eight states.  References to the “Company”, “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.

The Company, through its wholly owned subsidiary Condor Hospitality REIT Trust, owns a controlling interest in Condor Hospitality Limited Partnership (the “operating partnership”), for which we serve as general partner.  The operating partnership, including its various subsidiaries, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of all properties held by TRS Leasing, Inc.) and conducts all of its operations. At June 30, 2020, the Company owned 99.9% of the common operating units (“common units”) of the operating partnership with the remaining common units owned by other limited partners.

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

The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger OP will merge with and into the operating partnership (the “Partnership Merger”), and, Merger Sub will merge with and into the Company (the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Partnership Merger, Merger OP will survive and the separate existence of the operating partnership will cease. Upon completion of the Company Merger, the Company will survive and the separate existence of Merger Sub will cease. The Mergers and the other transactions contemplated by the Merger Agreement were unanimously approved by the Company’s Board of Directors (the “Company Board”), and subsequently approved by the holders of the Company’s common stock (the “Company common stock”) and 6.25% Series E Cumulative Convertible Preferred Stock (the “Series E Preferred Stock”) at a special meeting of shareholders held on September 23, 2019.

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

Pursuant to the terms of the Merger Agreement, the Company exercised its right to acquire the remaining 20% equity interest of the Atlanta JV (see Note 3) that it did not own.

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

The Company received nonrefundable cash of $500 from NHT Parties in connection with the ongoing discussions concerning potential adjustments to restructure the transaction, which, in the event a transaction occurs, will be credited against the acquisition purchase price.

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

The novel coronavirus (COVID-19) has reduced travel significantly and adversely affected the hospitality industry in general.  The actual and threatened spread of COVID-19 globally or in the regions in which we operate, or future widespread outbreak of infectious or contagious disease, can continue to reduce national and international travel in general.  The extent to which the hospitality industry, and thus our business will be affected by COVID-19 will largely depend on future developments which we cannot accurately predict, and the impact on customer travel, including the duration of the outbreak, the continued spread and treatment of COVID-19, and new information and developments that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.  To the extent that travel activity in the U.S. is and will be materially and adversely affected by COVID-19, business and financial results of the hospitality industry, and thus our business and financial results, could be impacted.

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

•	Seeking potential alternative revenue sources through health care providers, government agencies, universities and airlines.
•	Obtaining Paycheck Protection Program (“PPP”) loans authorized under the recently congressionally approved Coronavirus Aid, Relief, and Economic Security (“CARES”) Act totaling $2,299 (see Note 6).
•	Seeking potential recovery of certain losses through insurance coverage.
•	Pursuing corporate cost reductions, including staffing reductions resulting in an approximately 20% decrease in non-consulting expenses compared to historical operations.
•

With its credit facility amended, representing approximately 72% of Condor’s debt, Condor has approached its remaining lenders for potential modifications to provide interest reserves or accruals during the second

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

and third quarters of 2020. Two lenders representing approximately 22% of Condor’s debt have agreed (see Note 6).
•	Capital improvement projects have been suspended except for emergency circumstances and will remain on hold for immediate future, with the potential for the suspension to continue through 2020.
•

The Company determined that it was advisable and the best business practice to cause a temporary closure of two of its hotels, the Solomons Hilton Garden Inn on April 20, 2020 and the Leawood Aloft on April 9, 2020.  These hotels were both reopened on July 1, 2020 and no other hotel closures have been deemed necessary at this time.

While we cannot assure you that that the assumptions used to estimate our future liquidity will be correct, the Company believes it can generate the liquidity required to operate through the crisis through a combination of the continued operation of our portfolio with significant cost reduction measures in place and, if necessary, additional debt and equity financings.  However, there can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all.

Additionally, although the Company was in compliance with all its debt covenants as of June 30, 2020, management has determined that the Company may violate certain financial covenants under its debt agreements within the next twelve months if covenant waivers or amendments are not obtained. If the Company were to violate one or more financial covenants, the lenders could declare the Company in default and could accelerate the amounts due under a portion or all of the Company’s outstanding debt. The Company believes it will receive such waivers before any covenants are violated. However, any waivers would be granted at the sole discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers.

Based on a combination of these factors and the guidance in U.S. GAAP that requires that, in making this determination for the one year period following the date of the financial statements, the Company cannot consider future fundraising activities or the likelihood of obtaining covenant waivers, all of which are outside of the Company's sole control, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern for the one year period after the date the financial statements are issued.  Management believes it will obtain required waivers from its lenders before any covenants are violated given that conditions are not exclusive to the Company and based on the actions of lenders thus far in this crisis, including waivers already granted to the Company.  However, there can be no assurance that the Company will be able to obtain waivers on acceptable terms or at all.  The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

On an ongoing basis, the Company reviews the carrying value of each held for use hotel to determine if certain circumstances, known as triggering events, exist indicating impairment to the carrying value of the hotel or that depreciation periods should be modified.  These triggering events include a significant change in the cash flows of or a significant adverse change in the business climate for a hotel.  If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on these undiscounted future cash flows. In the evaluation of impairment of its hotel properties, the Company makes many assumptions and estimates including projected cash flows both from operations and eventual disposition, expected useful life and holiday period, future required capital expenditures, and terminal capitalization rates.  If the investment is not recoverable based on this analysis, an impairment charge will be taken, if necessary, to reduce the carrying value of the hotel to the hotel’s estimated fair value.

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

Hotel operating revenues can be disaggregated into the following categories to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Rooms	$4,489	$15,464	$17,015	$30,615
Food and beverages	115	396	464	755
Other	207	317	559	710
Total revenue	$4,811	$16,177	$18,038	$32,080

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

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consisted of the following at June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019
Land	$34,929	$20,200
Buildings, improvements, vehicle	244,000	206,971
Furniture and equipment	24,530	21,805
Initial franchise fees	1,784	1,784
Construction-in-progress	25	100
Right of use asset	71	80
Investment in hotel properties	305,339	250,940
Less accumulated depreciation	(34,339)	(28,877)
Investment in hotel properties, net	$271,000	$222,063

On January 1, 2019, the Company adopted ASU 842, Leases, and applied it prospectively. At adoption, the Company also elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification, and initial direct costs. Consequently on January 1, 2019, the Company recognized right-of-use assets and related liabilities related to its operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates, with a weighted average rate of  5.2% at June 30, 2020.  The right-of-use assets and liabilities are amortized to rent expense, included in either hotel and property operations expenses or general and administrative expenses depending on the nature of the lease, over the term of the underlying lease agreements.  The weighted average remaining life of the Company’s operating leases, including options to extend when it is reasonably certain the Company will exercise such options, was 6.5 years at June 30, 2020.

As of June 30, 2020, the Company's right-of-use assets, net of $71 are included in investment in hotel properties, net and its related lease liabilities of $71 are presented in accounts payable, accrued expenses, and other liabilities in the Company's consolidated balance sheets. The adoption of this standard had minimal impact on the Company's consolidated statements of operations.

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

Cash purchase price	$7,300
Investment in unconsolidated joint venture	3,844
Acquisition costs	122
Total investment in net assets	$11,266

Cash	$125
Working capital	(462)
Land	14,728
Buildings, improvements, and vehicle	37,020
Furniture and equipment	2,432
Debt assumed at acquisition	(34,080)
Land option liability (1)	(8,497)
Total allocation to net assets	$11,266

(1)	The purchase agreement includes a provision which permits the seller to purchase the surface parking lot north of the hotel exercisable for approximately seven years at less than market rates.

Included in the consolidated statements of operations for the three and six months ended June 30, 2020 are total revenues of $547 and $1,360, respectively, and total operating losses of $574 and $861, respectively, related to the results of operations for Atlanta Aloft hotel since the date of its acquisition.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The New Term Loan matured upon the earlier to occur of (a) consummation of the merger under the Merger Agreement (see Note 1) and (b) May 8, 2020. The New Term Loan was refinanced in May 2020 (see Note 6).  The New Term Loan bore interest, at the Borrower’s option, at either LIBOR plus 2.25% or a base rate plus 1.25%.  The New Term Loan required monthly interest payments and principal is due on the maturity date.  The Borrowers could, at any time, voluntarily prepay the New Term Loan in whole or in part without premium or penalty (other than customary LIBOR breakage costs).  The New Term Loan was secured by a first priority lien and security interest on the Aloft Atlanta hotel and the tangible and intangible personal property used in connection with such hotel, including inventory, equipment, fixtures, accounts and general intangibles.  The New Term Loan was guaranteed by the Company and certain of its subsidiaries.

Under the Atlanta JV agreement, the Atlanta JV was managed by TWC in accordance with business plans and budgets approved by both partners.  Major decisions as detailed in the agreement also required joint approval.  Condor could remove TWC as manager of the Atlanta JV and appoint a new manager only upon the occurrence of certain events.  The Atlanta Aloft hotel was managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC.  The Atlanta JV paid to Boast total management fees of $61 during the first quarter of 2020 and paid management fees of $96 and $212 for the three and six months ended June 30, 2019, respectively.  The management of the Atlanta Aloft hotel was moved to Aimbridge Hospitality on March 1, 2020 following the acquisition of the remaining interest in the Atlanta JV by Condor.

Net cash flow from the Atlanta JV was distributed each quarter first with a 10% annual preferred return on capital contributions to Condor, second with a 10% annual preferred return on capital contributions to TWC, and third with any remainder distributed to the partners based on their pro-rata equity ownership. Profits were allocated in the same proportion as net cash flow. Losses were allocated based on pro-rata equity ownership. Cash distributions totaling $480 were received from the Atlanta JV in the first quarter of 2020 prior to its acquisition by Condor, and cash distributions totaling $653 and $853 were received in the three and six months ended June 30, 2019, respectively.

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

The table below provides the components of net earnings, including the Company’s share of the Atlanta JV, for the first quarter of 2020 prior to its acquisition by the Company and for the three and six months ended June 30, 2019.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	For the period of January 1 to February 14,	Three months ended June 30,	Six months ended June 30,
	2020	2019	2019
Revenue
Room rentals and other hotel services	$1,522	$3,184	$7,058
Operating Expenses
Hotel and property operations	960	1,900	4,077
Depreciation and amortization	181	374	745
Total operating expenses	1,141	2,274	4,822
Operating income	381	910	2,236
Net loss on derivative	-	-	(1)
Interest expense	(281)	(702)	(1,386)
Net earnings	$100	$208	$849

Condor allocated earnings	$80	$166	$679
TWC allocated earnings	20	42	170
Net earnings	$100	$208	$849

NOTE 5.  DISPOSITIONS OF HOTEL PROPERTIES

As of June 30, 2020 and December 31, 2019, the Company had no hotels classified as held for sale.

During the three and six months ended June 30, 2020 and the three months ended June 30, 2019, the Company sold no hotels.  During the six months ended June 30, 2019, the Company sold one hotel resulting in a total gain of $62.

NOTE 6.  LONG-TERM DEBT

On February 14, 2020, with the purchase of the remaining interest in the Atlanta JV (see Note 3), the Company became the primary obligator on the New Term Loan and drew an additional $7,300 under its credit facility with KeyBank to fund the transaction.  The New Term Loan was refinanced on May 13, 2020 with the Seventh Amendment to its credit facility with KeyBank as subsequently discussed.

On March 30, 2020, the Company entered into a Sixth Amendment to its credit facility with KeyBank which, among other things, made the following changes to the credit facility:

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

•

Modifies the fixed charge coverage ratio (ratio of adjusted consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)) to consolidated fixed charges) to (a) 1.25 to 1 as of the end of the fiscal quarter ending September 30, 2020 and (b) 1.50 to 1 as of the end of the fiscal quarter ending December 31, 2020 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

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

•

Provides for an interest reserve account, which was funded with $1,720 on March 30, 2020.  The funds are available to make interest payments under the credit facility upon the satisfaction of certain conditions, including if the Company’s unrestricted cash balance is less than $1,500.  The remaining balance in the interest reserve account, included in restricted cash, at June 30, 2020 was $677.

On March 30, 2020, the Company entered into an agreement with Great Western Bank to defer the monthly principal and interest payments due under that loan on April 1, 2020, May 1, 2020, and June 1, 2020 until the loan’s maturity date in December 2021.

On April 4, 2020 and April 11, 2020, the Company obtained three PPP loans totaling $2,299 that are recognized as long-term debt.  Management expects that the entire amount of the loans will be used for payroll, utilities and interest, and therefore, management anticipates that the loans will be substantially forgiven. To the extent that they are not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years with first installments beginning in December 2020.

On May 12, 2020, the Company entered into an amendment to its loan agreement with Wells Fargo Bank which, among other things:

•	Suspends principal payments under the loan agreement until October 2020.
•	Suspends measurement of the debt yield for purposes of determining if a cash trap has occurred under the loan agreement until February 1, 2021.
•	Suspends payments to the monthly furniture, fixtures, and equipment (“FF&E”) reserve under the loan agreement until November 2020.
•

Permits the withdrawal of $650 from the FF&E reserve under the loan agreement between May 2020 and September 2020 to pay operating expenses of the borrowers thereunder.  As of June 30, 2020, $300 of the FF&E had been used for this purpose.

•	Provides for the allocation of 50% of the excess cash flow of the borrowers thereunder to the FF&E reserve starting in January 2021 and continuing until the FF&E reserve is replenished with $923.
•	Suspends the ability of the borrowers thereunder to make dividends and other distributions until the FF&E reserve is replenished.

On May 13, 2020, the Company entered into the Seventh Amendment to its credit facility with KeyBank which, among other things

•

Increases the commitments under the credit facility from $102,000 to $136,080 and provides for an additional advance in order to refinance the New Term Loan related to the Aloft hotel located in downtown Atlanta, Georgia.  At the closing of the amendment, the Company borrowed $34,080 under the credit

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

facility to repay the New Term Loan and the hotel was added to the collateral pool of hotels securing the credit facility.
•	Increases the floor to LIBOR for purposes of calculating the applicable interest rate under the credit facility from 0.25% to 0.50%.

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

Subsequent to quarter end, the Company further amended its loan agreement with Great Western Bank as discussed in Subsequent Events (see Note 16).

Long-term debt related to wholly owned properties, including debt related to hotel properties held for sale, consisted of the following loans payable at June 30, 2020 and December 31, 2019:

Lender	Balance at June 30, 2020	Interest rate at June 30, 2020	Maturity	Amortization provision	Properties encumbered at June 30, 2020	Balance at December 31, 2019
Fixed rate debt
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18	$8,547	4.54%	08/2024	25 years	1	$8,639
Great Western Bank (1)	13,199	4.33%	12/2021 (5)	25 years	1	13,290
Great Western Bank (1)	915	4.33%	12/2021 (5)	7 years	-	971
Paycheck Protection Program (8)	2,299	1.00%	05/2022	(8)	-	-
Total fixed rate debt	24,960					22,900

Variable rate debt
Wells Fargo	25,463	2.56% (2)	11/2022 (6)	30 years	3	25,612
KeyBank credit facility (3)	129,945	3.75% (4)	4/2021 (7)	Interest only	10	86,845
Total variable rate debt	155,408				15	112,457

Total long-term debt	$180,368					$135,357
Less: Deferred financing costs	(1,291)					(1,356)
Total long-term debt, net of deferred financing costs	$179,077					$134,001

(1) Both loans are collateralized by Aloft Leawood.

(2) Variable rate of 30-day LIBOR plus 2.39%,  effectively fixed at 4.44% after giving effect to interest rate swap (see Note 8).

(3) Prior to March 30, 2020, the $150,000 credit facility included an accordion feature that would allow the credit facility to be increased to $400,000 with additional lender commitments. Available borrowing capacity under the credit facility was based on a borrowing base formula for the pool of hotel properties securing the facility.  The commitment fee on the unused facility was 0.20%.  With Sixth and Seventh Amendments to the credit facility, as discussed above, modified this availability to set the size of the facility at $136,080 with no ability to reborrow under the facility in the future without lender approval.

(4) Prior to March 30, 2020, borrowings under the facility accrued interest based on a leverage-based pricing grid, at the Company’s option, at either LIBOR plus a spread ranging from 2.25% to 3.00% (depending on leverage) or a base rate plus a spread ranging from 1.25% to 2.00% (depending on leverage).  On March 30, 2020, these terms were modified with the Sixth Amendment to the credit facility, as discussed above, to increase the interest rate to LIBOR (with a floor of 0.25%) plus 3.25% or a base rate plus 2.25%, with further increases to interest rate spreads of

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

0.25% at six month intervals.  On May 13, 2020, with the Seventh Amendment to the credit facility, as discussed above, the LIBOR floor was increased to 0.50%.  The 30-day LIBOR for $30,000 notional capped at 3.35% after giving effect to market rate cap (see Note 8).

(5) Term may be extended for additional two years subject to interest rate adjustments.

(6) Two one-year extension options subject to the satisfaction of certain conditions.

(7) With the signing of the Sixth Amendment to the credit facility as discussed above,  two extension options (six months and five months) are available subject to the satisfaction of certain conditions.

(8) The PPP loans are made up of three separate loans received in April 2020.  Monthly payments totaling $121 are scheduled to begin December 2020 if the loan or a portion of it is not forgiven.

Aggregate annual principal payments on debt for the remainder of 2020 and thereafter are as follows:

Total
Remainder of 2020	$610
2021	145,861
2022	25,844
2023	214
2024	7,839
Thereafter	-
Total	$180,368

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

As a result of the actual and anticipated impact of the COVID-19 virus on the hotel industry generally, the Company has received waivers from Great Western Bank with respect to compliance with its quarterly debt service coverage ratios (consolidated and for the Leawood Aloft collateral) for March 31, 2020 and June 30, 2020.  The Company and certain of its lenders have also modified various financial covenants in response to COVID-19 for June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021  (by suspending measurements, providing for lower covenants,  and/or using of annualized results).

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

As of June 30, 2020, we are not in default of any of our loans.

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

The Company has made an irrevocable election to record this convertible debt in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of this Note. As such, gains and losses on the Note are included in net gain on derivatives and convertible debt within net earnings each reporting period. Gains (losses) related to this Note were recognized totaling $8 and ($24) during the three months ended June 30, 2020 and 2019, respectively, and $48 and ($72) during the six months ended June 30, 2020 and 2019, respectively.  The fair value of the Note is determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options. The fair value of the Note on the date of issuance was determined to be equal to its principal amount. Interest expense related to this Note is recorded separately from other changes in its fair value within interest expense each period.

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of June 30, 2020:

	Fair value as of June 30, 2020	Unpaid principal balance as of June 30, 2020	Fair value carrying amount over/(under) unpaid principal
6.25% Convertible Debt	$1,032	$1,012	$20

NOTE 8. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At June 30, 2020, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired property in 2020 (see Note  3), and in the valuation of the stock-based compensation grants (see Note 12).    No impairments or recoveries of impairment were recognized during the three or six months ended June 30, 2020 or 2019.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on expectations of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at June 30, 2020 and December 31, 2019 are as follows:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Associated debt	Type	Terms	Effective Date	Maturity Date	Notional amount at June 30, 2020	Notional amount at December 31, 2019
Wells Fargo	Swap	Swaps 30-day LIBOR for fixed rate of 2.053%	11/2017	11/2022	$25,463 (1)	$25,612 (1)
Credit facility	Cap	Caps 30-day LIBOR at 3.35%	4/1/2019	10/2020	$30,000	$30,000

(1)	Notional amount amortizes consistently with the principal amortization of the associated loan.

Additionally, included in the Series E Preferred Stock issued on March 1, 2017 is a redemption right that allows the Company to redeem up to a total of 490,250 shares of Series E Preferred Stock for specific percentages of its liquidation preference (see Note 10).  This option requires bifurcation and as such is treated as a separate derivative instrument.

All derivatives recognized by the Company are reported as derivative assets or liabilities on the consolidated balance sheets and are adjusted to their fair value at each reporting date. All gains and losses on derivative instruments are included in net gain on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the consolidated statements of operations. Net gains (losses) of $11 and ($432) for the three months ended June 30, 2020 and 2019, respectively, and ($788) and ($621) for the six months ended June 30, 2020 and 2019, respectively, were recognized related to derivative instruments.

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial assets and (liabilities) carried at fair value and measured on a recurring basis:

	Fair value at
	June 30, 2020	Level 1	Level 2	Level 3
Interest rate derivatives	$(1,132)	$-	$(1,132)	$-
Series E Preferred embedded redemption option	-	-	-	-
Convertible debt	(1,032)	-	-	(1,032)
Total	$(2,164)	$-	$(1,132)	$(1,032)

	Fair value at
	December 31, 2019	Level 1	Level 2	Level 3
Interest rate derivatives	$(366)	$-	$(366)	$-
Series E Preferred embedded redemption option	22	-	-	22
Convertible debt	(1,080)	-	-	(1,080)
Total	$(1,424)	$-	$(366)	$(1,058)

There were no transfers between levels during the three or six months ended June 30, 2020 or 2019.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the consolidated statements of operations during the periods:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Three months ended June 30,
	2020			2019
	Series E Preferred embedded redemption option	Convertible debt	Total	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$-	$(1,040)	$(1,040)	$356	$(1,048)	$(692)
Net gains (losses) recognized in earnings	-	8	8	42	(24)	18
Fair value, end of period	$-	$(1,032)	$(1,032)	$398	$(1,072)	$(674)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$-	$8	$8	$42	$(24)	$18

	Six months ended June 30,
	2020			2019
	Series E Preferred embedded redemption option	Convertible debt	Total	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$22	$(1,080)	$(1,058)	$289	$(1,000)	$(711)
Net gains (losses) recognized in earnings	(22)	48	26	109	(72)	37
Fair value, end of period	$-	$(1,032)	$(1,032)	$398	$(1,072)	$(674)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$(22)	$48	$26	$109	$(72)	$37

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

	Carrying value as of		Estimated fair value as of
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Total	$179,077	$134,001	$179,732	$134,288

NOTE 9.  COMMON STOCK

The Company’s common stock is duly authorized, fully paid, and non-assessable.

NOTE 10.  PREFERRED STOCK

The Company has 925,000 shares outstanding of Series E Preferred Stock.

The Series E Preferred Stock ranks senior to the Company’s common stock and any other preferred stock issuances and receives preferential cumulative cash dividends at a rate of 6.25% per annum, payable quarterly of the $10.00 face value per share. If the Company fails to pay a dividend then during the period that dividends are not paid, the dividend rate increases to 9.50% per annum. Dividends on the Series E Preferred Stock accrue whether or not the

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared, and whether or not such dividends are prohibited by agreement.  Under the Sixth Amendment to the credit facility, no cash dividends can be paid to common or preferred shareholders.  As of June 30, 2020, there are $434 of accrued but unpaid dividends related to the Series E Preferred Stock that will be due to Series E Preferred Stock holders should the Agreement and Plan of Merger not close in accordance with its current terms.

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

Our ownership interest in the operating partnership was 99.9% as of June 30, 2020 and December 31, 2019, with 219,183 common units owned by limited partners were outstanding at both dates.  The total redemption value for the common units was $17 and $47 at June 30, 2020 and December 31, 2019, respectively.

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

No common units were redeemed during the three and six months ended June 30, 2020 or during the three months ended June 30, 2019.  During the six months ended June 30, 2019, 259,685 common units were redeemed for cash totaling $42.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 12.  STOCK-BASED COMPENSATION

The Company currently has in place the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 761,538 following an amendment to the plan to increase the number of available shares by 300,000 that was approved by shareholders on May 17, 2018 at the annual meeting of shareholders.  As of June 30, 2020, there were 499,020 common shares available for issuance under the 2016 Stock Plan.

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

Service Condition Share Awards

From time to time, the Company awards restricted shares of common stock to employees, officers, and members of the Board of Directors under the 2016 Stock Plan.  These shares generally vest ratably over five years for employees and officers and three years for members of the Board of Directors based on continued service or employment.  Dividends paid on these restricted shares during the vesting period are not forfeited in the event that the shares fail to vest. The following table presents a summary of the service condition unvested share activity for the six months ended June 30, 2020 and 2019:

	For the six months ended June 30,
	2020		2019
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Unvested at December 31	46,682	$10.16	76,500	$10.48
Granted	2,432	$7.58	19,659	$8.29
Vested	(10,028)	$10.18	(40,821)	$9.83
Forfeited	-	$-	(1,407)	$9.83
Unvested at June 30	39,086	$9.99	53,931	$10.21

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

The fair value of the performance based share awards is based on the closing price of the Company’s common stock on the grant date, discounted for estimated common stock dividends to be declared prior to the shares being issued.  The grant date occurs on an annual basis when budgeted FFO is approved by the Board of Directors.  During the three and six months ended June 30, 2020, as well as the three months ended June 30, 2019, there were no shares issued related to performance based share awards.  During the six months ended June 30, 2019,  13,778 shares with a grant date fair value totaling $122 were awarded to the executive based on 2018 FFO.  Simultaneously,  2,550 fully vested shares were issued to the executive with a fair value of $22 as a discretionary grant.

Director Fully Vested Share Compensation

Independent directors serving as members of the Investment Committee of the Board of Directors receive their monthly Investment Committee fees in the form of shares of the Company’s common stock. Certain independent directors also elect to receive a portion of their director fees in the form of shares of the Company’s common stock.

A total of 6,904 and 3,693 shares during the three months ended June 30, 2020 and 2019, respectively, and 10,066 and 8,102 shares during the six months ended June 30, 2020 and 2019, respectively, were issued to independent directors under the 2016 Stock Plan with respect to these fees.

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation related to employees and directors for the three months ended June 30, 2020 and 2019 was $82 and $424,  respectively, and for the six

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

months ended June 30, 2020 and 2019 was $166 and $760, respectively, all of which is included in general and administrative expense. Total unrecognized compensation cost related to all awards at June 30, 2020 was $436, which is expected to be recognized over a weighted-average remaining service period of 2.2 years.

NOTE 13.  INCOME TAXES

During the three months ended June 30, 2020 and 2019, income tax benefit (expense) totaling $61 and ($461), respectively, was recognized primarily related to income (loss) earned by the TRS.  During the six months ended June 30, 2020 and 2019, income tax benefit (expense) totaled $367 and ($647).  Management believes the combined federal and state income tax rate for the TRS will be approximately 24%.

After consideration of limitations related to a change in control as defined under Code Section 382, the TRS’s net operating loss carryforward at June 30, 2020 as determined for federal income tax purposes was $4,990.   The availability of the loss carryforwards will expire from 2027 through 2034, with an indefinite carryforward for losses arising after December 31, 2017.    In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of this analysis, the Company believed that a full valuation allowance against the net deferred tax asset position was necessary at June 30, 2020, leading to a valuation allowance of $633 being recorded during the second quarter of 2020.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator: Basic
Net loss attributable to common shareholders	$(6,340)	$(1,408)	$(9,509)	$(1,537)
Less: Allocation to participating securities	-	(11)	-	(28)
Net loss attributable to common shareholders, net of amount allocated to participating securities	$(6,340)	$(1,419)	$(9,509)	$(1,565)

Numerator: Diluted
Net loss attributable to common shareholders, net of amount allocated to participating securities	$(6,340)	$(1,419)	$(9,509)	$(1,565)

Denominator
Weighted average number of common shares - Basic and Diluted	11,961,783	11,847,868	11,956,598	11,832,856

Earnings (Loss) per Share
Basic Earnings (Loss) per Share	$(0.53)	$(0.12)	$(0.80)	$(0.13)
Diluted Earnings (Loss) per Share	$(0.53)	$(0.12)	$(0.80)	$(0.13)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Unvested restricted stock	38,991	66,432	42,130	74,300
Series E Preferred Stock	668,111	668,111	668,111	668,111
Convertible debt	97,269	97,269	97,269	97,269
Operating partnership common units (1)	4,215	58,105	4,215	59,926
Total potentially dilutive securities excluded from the denominator	808,586	889,917	811,725	899,606

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

Each of the management companies employed by the TRS at June 30, 2020 receives a base monthly management fee of 3.0% to 3.5% of hotel revenue, with incentives for performance, which increase such fee to a maximum of 5.0% of hotel revenue. Base management fees totaled $144 and $472, respectively, for the three months ended June 30, 2020 and 2019, and $541 and $946 for the six months ended June 30, 2020 and 2019, respectively, all of which was included as hotel and property operations expense.  Incentive management fees totaled $0 and $33, respectively, for the three months ended June 30, 2020 and 2019, and $0 and $77 for the six months ended June 30, 2020 and 2019, respectively.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Franchise Agreements

As of June 30, 2020,  all of our properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue. The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term. Franchise fee expense totaled $338 and $1,246 for the three months ended June 30, 2020 and 2019, respectively, and $1,320 and $2,473 for the six months ended June 30, 2020 and 2019, respectively, all of which was included as hotel and property operations expense.

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

Leases

The Company has no land lease agreements in place related to properties owned at June 30, 2020.

The Company entered into three new office lease agreements in 2016, replacing all existing office lease agreements.  Each of these office leases expired in 2019 with space currently being rented month to month. Office lease expense totaled $5 and $39 in the three months ended June 30, 2020 and 2019, respectively,  and $18 and $78 in the six months ended June 30, 2020, respectively, and is included in general and administrative expense.  The Company also has in place operating leases for miscellaneous equipment at its hotel properties.

The maturity of the lease liabilities for the Company’s operating leases is as follows:

Maturity of lease liabilities
Year ended December 31,
Remainder of 2020	$11
2021	21
2022	20
2023	4
2024	4
Thereafter	24
Total lease payments	$84
Less: Imputed interest	(13)
Present value of lease liabilities	$71

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

NOTE 16.  SUBSEQUENT EVENTS

On July 20, 2020, the Company entered into an agreement with Great Western Bank to defer the monthly principal and interest payments due under that loan on July 1, 2020, August 1, 2020, and September 1, 2020 until the loan’s maturity date in December 2021.

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

Background

Condor Hospitality Trust, Inc. (“Condor” or the “Company”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of June 30, 2020, the Company owned 15 hotels, representing 1,908 rooms, in eight states.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (the “operating partnership”), for which we serve as general partner. As of June 30, 2020, we owned approximately 99.9% of the common operating units (“common units”) in the operating partnership.  In the future, the operating partnership may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

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

COVID-19 Pandemic

The novel coronavirus (COVID-19) has reduced travel significantly and adversely affected the hospitality industry in general.  The actual and threatened spread of COVID-19 globally or in the regions in which we operate, or future widespread outbreak of infectious or contagious disease, can continue to reduce national and international travel in general.  The extent to which the hospitality industry, and thus our business will be affected by COVID-19 will largely depend on future developments which we cannot accurately predict, and the impact on customer travel, including the duration of the outbreak, the continued spread and treatment of COVID-19, and new information and developments that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.  To the extent that travel activity in the U.S. is and will be materially and adversely affected by COVID-19, business and financial results of the hospitality industry, and thus our business and financial results, could be impacted.

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

•

Obtaining Paycheck Protection Program (“PPP”) loans authorized under the recently congressionally approved Coronavirus Aid, Relief, and Economic Security (“CARES”) Act totaling $2.3 million (see Significant Debt Transactions below).

•	Seeking potential recovery of certain losses through insurance coverage.
•	Pursuing corporate cost reductions, including staffing reductions resulting in an approximately 20% decrease in non-consulting expenses compared to historical operations.
•

With its credit facility amended, representing approximately 72% of Condor’s debt, Condor has approached its remaining lenders for potential modifications to provide interest reserves or accruals during the second and third quarters of 2020. Two lenders representing approximately 22% of Condor’s debt have agreed (see Significant Debt Transactions below).

•	Capital improvement projects have been suspended except for emergency circumstances and will remain on hold for immediate future, with the potential for the suspension to continue through 2020.
•

The Company determined that it was advisable and the best business practice to cause a temporary closure of two of its hotels, the Solomons Hilton Garden Inn on April 20, 2020 and the Leawood Aloft on April 9, 2020.  These hotels were both reopened on July 1, 2020 and no other hotel closures have been deemed necessary at this time.

Despite the tepid hotel demand caused by the COVID-19 pandemic, the Company has, in the latter part of the second quarter and subsequent to quarter end, been experiencing some increases in hotel occupancy.  Following February 2020 where the occupancy of the portfolio was 79.1%, the rapid shutdown of demand in March caused total occupancy across the portfolio to drop to a low of 12.9% on March 29, 2020.  Subsequently, occupancy for the hotels that were operational grew to 23.4% for the week ended May 3, 42.3% for the week ended May 31, 51.8% for the week ended June 28, and 50.2% for the week ended July 26, 2020.  With ten of the fifteen hotels in the Company’s portfolio located in Florida, Texas, and Georgia, states that began early opening up businesses on a limited basis, the portfolio has been positioned to gain the benefit of being located in states taking actions to stimulate economic conditions.

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

Hotel Property Portfolio and Activity

Hotel Property Portfolio

The following table sets forth certain information with respect to the hotels owned by us as of June 30, 2020:

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

(1)

Represents the purchase statistics from the purchase of this hotel by the originally 80% owned unconsolidated Atlanta JV.  The Company purchased the remaining 20% interest in the Atlanta JV from our joint venture partner on February 14, 2020 for $7.3 million.

All of our properties are encumbered by either our credit facility or by mortgage debt at June 30, 2020.

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

The New Term Loan matured upon the earlier to occur of (a) consummation of the merger under the Merger Agreement (see Note 1) and (b) May 8, 2020.  The New Term Loan was refinanced in May 2020 (see Significant Debt Transactions below).  The New Term Loan bore interest, at the Borrower’s option, at either LIBOR plus 2.25% or a base rate plus 1.25% and required monthly interest payments and principal is due on the maturity date.  The Borrowers could, at any time, voluntarily prepay the New Term Loan in whole or in part without premium or penalty (other than customary LIBOR breakage costs).  The New Term Loan was secured by a first priority lien and security interest on the Aloft Atlanta hotel and the tangible and intangible personal property used in connection with such hotel, including inventory, equipment, fixtures, accounts and general intangibles and was guaranteed by the Company and certain of its subsidiaries.

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

Cash purchase price	$7,300
Investment in unconsolidated joint venture	3,844
Acquisition costs	122
Total investment in net assets	$11,266

Cash	$125
Working capital	(462)
Land	14,728
Buildings, improvements, and vehicle	37,020
Furniture and equipment	2,432
Debt assumed at acquisition	(34,080)
Land option liability (1)	(8,497)
Total allocation to net assets	$11,266

(1)	The purchase agreement includes a provision which permits the seller to purchase the surface parking lot north of the hotel exercisable for approximately seven years at less than market rates.

Dispositions

There were no dispositions during the three or six months ended June 30, 2020.

Operating Performance Metrics

The following tables present our same-store occupancy,  average daily rate (“ADR”), and Revenue per Available Room (“RevPAR”) for all our hotels owned on June 30, 2020.  The statistics for the Company’s two hotels that were temporarily closed due to the effects of COVID-19, the Solomons Hilton Garden Inn, which was closed on April 2, 2020 and reopened on July 1, 2020, and the Leawood Aloft, which was closed on April 9, 2020 and reopened on July 1, 2020, include only the periods that the properties were operational.  With the exception of these COVID-19 related closures, same-store occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented, including 100% of the operating results of the property owned by the Atlanta JV in which the Company had an 80% interest prior to the purchase of the remaining 20% interest on February 14, 2020.  Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited or reviewed by our independent auditors.

	Three months ended June 30,
	2020			2019
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Total Same-Store Portfolio	33.89%	$87.05	$29.50	82.64%	$126.62	$104.63

	Six months ended June 30,
	2020			2019
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Total Same-Store Portfolio	49.94%	$112.49	$56.18	81.24%	$129.83	$105.47

Total same-store RevPAR decreased by 71.8% in the second quarter of 2020, driven by both a decline in occupancy of 59.0% and a decline in ADR of 31.3% caused by the COVID-19 pandemic.  The Company’s largest declines in RevPAR were at the San Antonio SpringHill Suites (88.3%), the Atlanta Aloft (84.1%), the Lake Mary Hampton Inn & Suites (80.5%), the Round Rock Home2 Suites (76.5%), the El Paso Fairfield Inn & Suites (75.9%), and the Lexington Home2 Suites (74.1%).  The least impacted hotels included the Austin Residence Inn (55.3%), the Summerville Home2 Suites (58.4%), and the Atlanta Hotel Indigo (60.0%).

Similarly, total same-store RevPAR decreased by 46.7% in the first half of 2020, with occupancy decreasing by 38.5% and ADR decreasing by 13.4%.  The Company’s largest declines in RevPAR were at the Atlanta Aloft (60.2%), the San Antonio SpringHill Springs (58.0%), the Round Rock Home2 Suites (56.2%), and the Lexington Home2 Suites (50.7%).  The least impacted hotels included the Solomons Hilton Garden Inn (24.2%), the Leawood Aloft (37.0%), the Jacksonville Courtyard (37.9%), and the Austin Residence Inn (39.6%).

Despite the tepid hotel demand caused by the COVID-19 pandemic, the Company has, in the latter part of the second quarter and subsequent to quarter end, been experiencing some increases in hotel occupancy.  Following February 2020 where the occupancy of the portfolio was 79.1%, the rapid shutdown of demand in March caused total occupancy across the portfolio to drop to a low of 12.9% on March 29, 2020.  Subsequently, occupancy for the hotels that were operational grew to 23.4% for the week ended May 3, 42.3% for the week ended May 31, 51.8% for the week ended June 28, and 50.2% for the week ended July 26, 2020.  With ten of the fifteen hotels in the Company’s portfolio located in Florida, Texas, and Georgia, states that began early opening up businesses on a limited basis, the portfolio has been positioned to gain the benefit of being located in states taking actions to stimulate economic conditions.

Results of Operations

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019 (in thousands)

	Three months ended June 30,
	2020	2019	Change
Revenue	$4,811	$16,177	$(11,366)
Hotel and property operations expense	(5,089)	(9,755)	4,666
Depreciation and amortization expense	(2,777)	(2,394)	(383)
General and administrative expense	(1,014)	(1,572)	558
Acquisition and terminated transactions expense	-	(7)	7
Strategic alternatives	(80)	(834)	754
Net loss on disposition of assets	(1)	(16)	15
Equity in earnings of joint venture	-	166	(166)
Net gain (loss) on derivatives and convertible debt	19	(456)	475
Other expense, net	(58)	(24)	(34)
Interest expense	(2,070)	(2,094)	24
Income tax expense (benefit)	61	(461)	522
Net loss	$(6,198)	$(1,270)	$(4,928)

Revenue

Revenue decreased by a total of $11,366, or 70.3%, as a result of the decreases in RevPAR resulting from the COVID-19 pandemic as discussed above, partially offset by $547 in increased revenue resulting from the acquisition of the remaining interest in the Atlanta JV in the first quarter of 2020.

Operating Expenses and Interest Expense

Hotel and property operations expense decreased by $4,666.  Increased operating expenses of $684 from the acquisition of the remaining interest in the Atlanta JV in the first quarter of 2020 were more than offset by decreased operating expenses due to decreased revenue and occupancy as discussed above.  Decreases in operating expenses did not keep pace with the sudden and unexpected declines in revenue caused by the COVID-19 pandemic during the second quarter of 2020.

Depreciation and amortization expense increased in total by $383 as a result of the acquisition of the remaining interest in the Atlanta JV during the first quarter of 2020.

General and administrative expense decreased by $558 driven by decreased compensation costs and decreased travel, office rent, and miscellaneous expenses as a result of the COVID-19 pandemic and decreased corporate activity.

In the second quarter of 2020, $80 of expenses were recognized as strategic alternatives expenses, which include costs incurred related to the Company’s strategic alternatives initiative that generated the Agreement and Plan of Merger discussed further below with Liquidity, Capital Resources, and Equity Transactions.

Interest expense decreased in total by $24,  with an increase in debt outstanding due to the acquisition of the remaining interest in the Atlanta JV being more than offset by a decrease in the weighted average interest rate on total debt outstanding due to changing market conditions (from 5.12% at June 30, 2019 to 3.63% at June 30, 2020).

Equity in Earnings of Joint Venture

Equity in earnings of joint venture decreased by $166 between the periods, to $0 in the second quarter of 2020, as a result of the acquisition of the remaining interest in the Atlanta JV during the first quarter of 2020, after which point the results from the Atlanta JV were fully consolidated and no longer recorded as an equity method investment.

Net Gain / Loss on Derivatives and Convertible Debt

The increase in the loss on derivatives and convertible debt was driven by differences in the value of the Company’s interest rate swap on its Wells Fargo debt, which is adjusted to fair market value each period, as a result of differences in the interest rate environment.  There was little change in the value of this instrument during the second quarter of 2020, while during the second quarter of 2019, an unrealized loss of $464 was recognized.

Income Tax Expense (Benefit)

Income tax expense (benefit) in both periods was driven primarily by income (loss) earned by the TRS.  Management believes the combined federal and state income tax rate for the TRS will be approximately 24%.  During the second quarter of 2020, after an assessment of the realizability of deferred tax assets based on projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies, the Company recognized a full valuation allowance against net deferred tax assets at June 30, 2020, leading to a valuation allowance of $633 being recorded during the second quarter of 2020.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019 (in thousands)

	Six months ended June 30,
	2020	2019	Change
Revenue	$18,038	$32,080	$(14,042)
Hotel and property operations expense	(14,904)	(19,548)	4,644
Depreciation and amortization expense	(5,487)	(4,756)	(731)
General and administrative expense	(2,207)	(3,235)	1,028
Acquisition and terminated transactions expense	-	(14)	14
Strategic alternatives	(224)	(834)	610
Net gain (loss) on disposition of assets	(10)	23	(33)
Equity in earnings of joint venture	80	679	(599)
Net loss on derivatives and convertible debt	(740)	(693)	(47)
Other expense, net	(86)	(53)	(33)
Interest expense	(4,050)	(4,257)	207
Income tax expense (benefit)	367	(647)	1,014
Net loss	$(9,223)	$(1,255)	$(7,968)

Revenue

Revenue decreased by a total of $14,042, or 43.8%, as a result of the decreases in RevPAR resulting from the COVID-19 pandemic as discussed above, partially offset by $1,360 in increased revenue resulting from the acquisition of the remaining interest in the Atlanta JV in the first quarter of 2020.  Additionally, decreased revenue from the Solomons Quality Inn, which was sold at the end of the first quarter of 2019, contributed $63 to the decrease in total revenue.

Operating Expenses and Interest Expense

Hotel and property operations expense decreased by $4,644.  Increased operating expenses of $1,493 from the acquisition of the remaining interest in the Atlanta JV in the first quarter of 2020 were more than offset by decreased operating expenses due to decreased revenue and occupancy as discussed above.  Decreases in operating expenses did not keep pace with the sudden and unexpected declines in revenue caused by the COVID-19 pandemic during 2020.

Depreciation and amortization expense increased in total by $731 as a result of the acquisition of the remaining interest in the Atlanta JV during the first quarter of 2020.

General and administrative expense decreased by $1,028 driven by decreased compensation costs and decreased travel, office rent, and miscellaneous expenses as a result of the COVID-19 pandemic and decreased corporate activity.

In the first and second quarters of 2020, $224 of expenses were recognized as strategic alternatives, expenses which include costs incurred related to the Company’s strategic alternatives initiative that generated the Agreement and Plan of Merger discussed further below with Liquidity, Capital Resources, and Equity Transactions.

Interest expense decreased in total by $207, with an increase in debt outstanding due to the acquisition of the remaining interest in the Atlanta JV being more than offset by a decrease in the weighted average interest rate on total debt outstanding due to changing market conditions (from 5.12% at June 30, 2019 to 3.63% at June 30, 2020).

Equity in Earnings of Joint Venture

Equity in earnings of joint venture decreased by $599 between the periods as a result of the acquisition of the remaining interest in the Atlanta JV during the first quarter of 2020, after which point the results from the Atlanta JV were fully consolidated and no longer recorded as an equity method investment.

Net Loss on Derivatives and Convertible Debt

The net losses on derivatives and convertible debt were driven by changes value of the Company’s interest rate swap on its Wells Fargo debt, which is adjusted to fair market value each period, as a result of differences of decreases in interest rates during both periods.

Income Tax Expense (Benefit)

Income tax expense (benefit) in both periods was driven primarily by income (loss) earned by the TRS.  Management believes the combined federal and state income tax rate for the TRS will be approximately 24%.  During the second quarter of 2020, after an assessment of the realizability of deferred tax assets based on projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies, the Company recognized a full valuation allowance against net deferred tax assets at June 30, 2020, leading to a valuation allowance of $633 being recorded during the second quarter of 2020.

Non-GAAP Financial Measures

Non-GAAP financial measures are measures of our historical financial performance that are different from measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  We report Funds from Operations (“FFO”), Adjusted FFO (“AFFO”), Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), EBITDA for real estate (“EBITDAre”), Adjusted EBITDAre, and Hotel EBITDA as non-GAAP measures that we believe are useful to investors as key measures of our operating results and which management uses to facilitate a periodic evaluation of our operating results relative to those of our peers.  Our non-GAAP measures should not be considered as an alternative to U.S. GAAP net earnings as an indication of financial performance or to U.S. GAAP cash flows from operating activities as a measure of liquidity.  Additionally, these measures are not indicative of funds available to fund cash needs or our ability to make cash distributions as they have not been adjusted to consider cash requirements for capital expenditures, property acquisitions, debt service obligations, or other commitments.

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

The following table reconciles net earnings (loss) to FFO and AFFO for the three and six months ended June 30, 2020 and 2019 (in thousands). All amounts presented include our portion of the results of our unconsolidated Atlanta JV prior to our acquisition of the remaining 20% interest from our joint venture partner on February 14, 2020.

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net loss to FFO and AFFO	2020	2019	2020	2019
Net loss	$(6,198)	$(1,270)	$(9,223)	$(1,255)
Depreciation and amortization expense	2,777	2,394	5,487	4,756
Depreciation and amortization expense from JV	-	299	145	596
Net (gain) loss on disposition of assets	1	16	10	(23)
FFO	(3,420)	1,439	(3,581)	4,074
Dividends declared and undeclared on preferred stock	(144)	(144)	(289)	(289)
FFO attributable to common shares and common units	(3,564)	1,295	(3,870)	3,785
Net (gain) loss on derivatives and convertible debt	(19)	456	740	693
Net loss on derivatives from JV	-	-	-	1
Acquisition and terminated transactions expense	-	7	-	14
Strategic alternatives expense	80	834	224	834
Stock-based compensation expense	82	424	166	760
Amortization of deferred financing fees	270	322	545	695
Amortization of deferred financing fees from JV	-	46	93	91
AFFO attributable to common shares and common units	$(3,151)	$3,384	$(2,102)	$6,873

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

The following table reconciles net earnings (loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA for the three and six months ended June 30, 2020 and 2019 (in thousands). All amounts presented include our portion of the results of our unconsolidated Atlanta JV prior to our acquisition of the remaining 20% interest from our joint venture partner on February 14, 2020.

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net loss to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA	2020	2019	2020	2019
Net loss	$(6,198)	$(1,270)	$(9,223)	$(1,255)
Interest expense	2,070	2,094	4,050	4,257
Interest expense from JV	-	562	225	1,109
Income tax expense (benefit)	(61)	461	(367)	647
Depreciation and amortization expense	2,777	2,394	5,487	4,756
Depreciation and amortization expense from JV	-	299	145	596
EBITDA	(1,412)	4,540	317	10,110
Net loss (gain) on disposition of assets	1	16	10	(23)
EBITDAre	(1,411)	4,556	327	10,087
Net loss (gain) on derivatives and convertible debt	(19)	456	740	693
Net loss on derivative from JV	-	-	-	1
Stock-based compensation expense	82	424	166	760
Acquisition and terminated transactions expense	-	7	-	14
Strategic alternatives expense	80	834	224	834
Adjusted EBITDAre	(1,268)	6,277	1,457	12,389
General and administrative expense, excluding stock compensation expense	932	1,148	2,041	2,475
Other expense, net	58	24	86	53
Unallocated hotel and property operations expense	129	22	223	67
Hotel EBITDA	$(149)	$7,471	$3,807	$14,984

Revenue	$4,811	$16,177	$18,038	$32,080
JV revenue	-	2,546	1,218	5,646
Condor and JV revenue	$4,811	$18,723	$19,256	$37,726
Hotel EBITDA as a percentage of revenue	-3.1%	39.9%	19.8%	39.7%

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

Liquidity Requirements

As previously discussed, due to the COVID-19 pandemic, the hospitality industry has experienced significant drops in demand. We temporarily closed two of our hotels during the second quarter of 2020, both of which reopened on July 1, 2020.  We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material negative impact on the hospitality industry, and thus on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic.  While we cannot assure you that that the assumptions used to estimate our future liquidity will be correct, the Company believes it can generate the liquidity required to operate through the crisis through a combination of the continued operation of our portfolio with significant cost reduction measures in place and, if necessary, additional debt and equity financings.  However, there can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all.

Additionally, although the Company was in compliance with all its debt covenants as of June 30, 2020, management has determined that the Company may violate certain financial covenants under its debt agreements within the next twelve months if covenant waivers or amendments are not obtained. If the Company were to violate one or more financial covenants, the lenders could declare the Company in default and could accelerate the amounts due under a portion or all of the Company’s outstanding debt. The Company believes it will receive such waivers before any covenants are violated. However, any waivers would be granted at the sole discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers.

Based on a combination of these factors and the guidance in U.S. GAAP that requires that, in making this determination for the one year period following the date of the financial statements, the Company cannot consider future fundraising activities or the likelihood of obtaining covenant waivers, all of which are outside of the Company's sole control, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern for the one year period after the date the financial statements are issued.  Management believes it will obtain required waivers from its lenders before any covenants are violated given that conditions are not exclusive to the Company and based on the actions of lenders thus far in this crisis, including waivers already granted to the Company.  However, there can be no assurance that the Company will be able to obtain waivers on acceptable terms or at all.  The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Sources and Uses of Cash

Cash provided by (used in) Operating Activities.  Our cash related to operations was ($1.9 million) and $4.4 million for the six months ended June 30, 2020 and 2019, respectively.  The decrease in operating cash flows was the result of a decrease in net income, after adjustment for non-cash items, of $8.4 million.  Changes in operating assets and liabilities between the periods were individually insignificant.

Cash provided by (used in) Investing Activities.  Our cash flows related to investing activities were ($7.0 million) and $4.0 million for the six months ended June 30, 2020 and 2019, respectively.  The decrease in these cash flows in 2020 was driven by the $7.2 million in cash, net, spent in the first quarter of 2020 to acquire the remaining interest in the Atlanta JV as well as $4.2 million in cash received related to the sale of hotel properties in the first quarter of 2019 that did not recur in 2020.  Additionally, capital expenditures related to property maintenance and upgrades decreased by $0.8 million as a result of COVID-19 related cash constraints and distributions from the Atlanta JV declined by $0.4 million as a result of the purchase of the Atlanta JV prior to the receipt of a second quarter 2020 distribution.

Cash provided by (used in) Financing Activities.  Our cash flows related to financing activities were $10.9 million and ($8.6 million) for the six months ended June 30, 2020 and 2019, respectively.  This increase was primarily the result of increased net cash inflows from debt activities of $14.1 million, resulting from cash drawn under the credit facility to acquire the remaining interest in the Atlanta JV during the first quarter of 2020 as well as the absence of debt repayments associated with property sales that occurred in the first quarter of 2019.  Additionally, $4.8 million was paid for dividends during the first two quarters of 2019 that were not paid in 2020.

Outstanding Indebtedness

Significant Debt Transactions

On February 14, 2020, with the purchase of the remaining interest in the Atlanta JV (see Note 3), the Company became the primary obligator on the New Term Loan and drew an additional $7.3 million under its credit facility with KeyBank to fund the transaction.  The New Term Loan was refinanced on May 13, 2020 with the Seventh Amendment to its credit facility with KeyBank as subsequently discussed.

On March 30, 2020, the Company entered into a Sixth Amendment to its credit facility with KeyBank which, among other things, made the following changes to the credit facility:

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

•

Modifies the fixed charge coverage ratio (ratio of adjusted consolidated EBITDA) to consolidated fixed charges) to (a) 1.25 to 1 as of the end of the fiscal quarter ending September 30, 2020 and (b) 1.50 to 1 as of the end of the fiscal quarter ending December 31, 2020 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

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

•

Provides for an interest reserve account, which was funded with $1.7 million on March 30, 2020.  The funds are available to make interest payments under the credit facility upon the satisfaction of certain conditions, including if the Company’s unrestricted cash balance is less than $1,500.  The remaining balance in the interest reserve account, included in restricted cash, at June 30, 2020 was $0.7 million.

On March 30, 2020, the Company entered into an agreement with Great Western Bank to defer the monthly principal and interest payments due under that loan on April 1, 2020, May 1, 2020, and June 1, 2020 until the loan’s maturity date in December 2021.

On April 4, 2020 and April 11, 2020, the Company obtained three PPP loans totaling $2.3 million.  Management expects that the entire amount of the loans will be used for payroll, utilities and interest, and therefore, management anticipates that the loans will be substantially forgiven. To the extent that they are not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years with first installments beginning in December 2020.

On May 12, 2020, the Company entered into an amendment to its loan agreement with Wells Fargo Bank which, among other things:

•	Suspends principal payments under the loan agreement until October 2020.
•	Suspends measurement of the debt yield for purposes of determining if a cash trap has occurred under the loan agreement until February 1, 2021.
•	Suspends payments to the monthly furniture, fixtures, and equipment (“FF&E”) reserve under the loan agreement until November 2020.
•

Permits the withdrawal of $0.7 million from the FF&E reserve under the loan agreement between May 2020 and September 2020 to pay operating expenses of the borrowers thereunder.  As of June 30, 2020, $0.3 million of the FF&E had been used for this purpose.

•

Provides for the allocation of 50% of the excess cash flow of the borrowers thereunder to the FF&E reserve starting in January 2021 and continuing until the FF&E reserve is replenished with $0.9 million.

•	Suspends the ability of the borrowers thereunder to make dividends and other distributions until the FF&E reserve is replenished.

On May 13, 2020, the Company entered into the Seventh Amendment to its credit facility with KeyBank which, among other things:

•

Increases the commitments under the credit facility from $102.0 million to $136.1 million and provides for an additional advance in order to refinance the New Term Loan related to the Aloft hotel located in downtown Atlanta, Georgia.  At the closing of the amendment, the Company borrowed $34.1 million under the credit facility to repay the New Term Loan and the hotel was added to the collateral pool of hotels securing the credit facility.

•	Increases the floor to LIBOR for purposes of calculating the applicable interest rate under the credit facility from 0.25% to 0.50%.

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

On July 20, 2020, the Company entered into an agreement with Great Western Bank to defer the monthly principal and interest payments due under that loan on July 1, 2020, August 1, 2020, and September 1, 2020 until the loan’s maturity date in December 2021.

Outstanding Debt

At March 31, 2020, we had long-term debt of $180.4 million, with a weighted average term to maturity of 1.2 years and a weighted average interest rate of 3.63%.  Of this total, at June 30, 2020, $25.0 million was fixed rate debt with a weighted average term to maturity of 1.7 years and a weighted average interest rate of 4.10% and $155.4 million was variable rate debt with a weighted average term to maturity of 1.0 years and a weighted average interest rate of 3.56%. At December 31, 2019, we had long-term debt of $135.4 million with a weighted average term to maturity of 1.5 years and a weighted average interest rate of 4.22%.  Of this total, at December 31, 2019, $22.9 million was fixed rate debt with a weighted average term to maturity of 2.3 years and a weighted average interest rate of 4.41% and $112.5 million was variable rate debt with a weighted average term to maturity of 1.2 years and a weighted average interest rate of 4.18%.

Aggregate annual principal payments on debt for the remainder of 2020 and thereafter are as follows (in thousands):

Total
Remainder of 2020	$610
2021	145,861
2022	25,844
2023	214
2024	7,839
Thereafter	-
Total	$180,368

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

As a result of the actual and anticipated impact of the COVID-19 virus on the hotel industry generally, the Company has received waivers from Great Western Bank with respect to compliance with its quarterly debt service coverage ratios (consolidated and for the Leawood Aloft collateral) for March 31, 2020 and June 30, 2020.  The Company and certain of its lenders have also modified various financial covenants in response to COVID-19 for June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021  (by suspending measurements, providing for lower covenants,  and/or using of annualized results).

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

As of June 30, 2020, we are not in default of any of our loans.

Contractual Obligations

Below is a summary of our contractual obligations as of June 30, 2020 and the effect such obligations are expected to have on our future liquidity and cash flows (in thousands):

		Payments due by period
Contractual obligations	Total	Remainder of 2020	2021-2022	2023-2024	2025 and After
Long-term debt including interest (1)	$192,091	$4,141	$179,291	$8,659	$-
Equipment leases	84	11	41	8	24
Total contractual obligations	$192,175	$4,152	$179,332	$8,667	$24

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at June 30, 2020.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At June 30, 2020, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt and the embedded redemption right in the 6.25% Series E Cumulative Convertible Preferred Stock (the “Series E Preferred Stock”) that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.  From time to time, we may enter into interest rate swap agreements or other interest rate hedging agreements.  At June 30, 2020, we have an interest rate swap in place which effectively locks the variable interest rate on our Wells Fargo debt (June 30, 2020 balance of $25.5 million) at 4.44% and an interest rate cap in place which caps the 30-day LIBOR interest rate on $30.0 million of our credit facility (June 30, 2020 balance of $129.9 million) at 3.35%.  We do not intend to enter into derivative or interest rate transactions for speculative purposes.

The table below provides information about financial instruments that are sensitive to changes in interest rates.  The table presents scheduled maturities, including the amortization of principal and related weighted-average interest rates for the debt maturing in each specified period (dollars in thousands) as of June 30, 2020.  For the purposes of this presentation, the Wells Fargo debt is considered fixed rate debt as the variable interest rate is effectively locked with the previously discussed interest rate swap.

	2020	2021	2022	2023	2024	Total
Fixed rate debt	$610	$15,916	$25,844	$214	$7,839	$50,423
Average fixed interest rate	3.80%	4.04%	4.34%	4.54%	4.54%	4.43%
Variable rate debt	$-	$129,945	$-	$-	$-	$129,945
Average variable interest rate	-%	3.75%	-%	-%	-%	4.37%
Total debt	$610	$145,861	$25,844	$214	$7,839	$180,368
Total average interest rate	3.80%	3.78%	4.34%	4.54%	4.54%	4.39%

At June 30, 2020, approximately 28% of our outstanding debt is subject to fixed interest rates or effectively locked with an interest rate swap, while 72% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at June 30, 2020 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties would decrease by approximately $1.3 million per year.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (a) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures and (b) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10
10.1

Seventh Amendment to Credit Agreement dated as of May 13, 2020 among Condor Hospitality Limited Partnership, as Borrower, Condor Hospitality Trust, Inc. and the other subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2020).

10.2

First Loan Modification Agreement dated as of May 12, 2020 among CDOR Jax Court, LLC, TRS Jax Court, LLC, CDOR Atl Indy, LLC, TRS Atl Indy, LLC, CDOR San Spring, LLC and TRS San Spring, LLC, as Borrowers, and Wells Fargo Bank, National Association, as Lender (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2020).

10.3

Third Amendment to Loan Agreement dated as of May 13, 2020 among CDOR KCI Loft, LLC and TRS KCI Loft, LLC, as Borrowers, and Great Western Bank, as Lender (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2020).

10.4

Fourth Amendment to Loan Agreement, effective as of June 30, 2020, among CDOR KCI Loft, LLC and TRS KCI Loft, LLC, as Borrowers, and Great Western Bank, as Lender (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission file number 001-34087) dated July 20, 2020).

31.1*	Section 302 Certificate of Chief Executive Office
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
August 13, 2020
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

/s/ Arinn Cavey
Arinn Cavey
Chief Financial Officer and Chief Accounting Officer