Form 10-Q
period 2020-09-30
CONDOR HOSPITALITY TRUST, INC.
filed 2020-11-16
CIK 929545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
Commission file number: 001-34087
CONDOR HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)	52-1889548 (IRS Employer Identification Number)
1800 West Pasewalk Avenue, Ste. 120, Norfolk, NE (Address of principal executive offices) Telephone number: (301) 861-3305 Securities registered pursuant to Section 12(b) of the Act:

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

As of November 5, 2020 there were 12,015,686 shares of common stock, par value $.01 per share, outstanding.

Condor Hospitality Trust, Inc. and Subsidiaries

Table of Contents

PART I.  FINANCIAL INFORMATION

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share data)

	As of
	September 30, 2020	December 31, 2019

Assets
Investment in hotel properties, net	$268,328	$222,063
Investment in unconsolidated joint venture	-	4,244
Cash and cash equivalents	3,297	2,584
Restricted cash, property escrows	6,081	5,811
Accounts receivable, net	966	1,099
Prepaid expenses and other assets	1,604	1,118
Derivative assets, at fair value	-	22
Total Assets	$280,276	$236,941

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$8,280	$5,523
Dividends and distributions payable	603	145
Land option liability	8,497	-
Derivative liabilities, at fair value	1,009	366
Convertible debt, at fair value	1,025	1,080
Long-term debt, net of deferred financing costs	179,315	134,001
Total Liabilities	198,729	141,115

Equity
Shareholders' Equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series E, 925,000 shares authorized, $.01 par value, 925,000 shares outstanding, liquidation preference of $9,853 and $9,395	10,050	10,050
Common stock, $.01 par value, 200,000,000 shares authorized; 12,007,712 and 11,993,608 shares outstanding	120	120
Additional paid-in capital	233,400	233,189
Accumulated deficit	(162,067)	(147,582)
Total Shareholders' Equity	81,503	95,777
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $11 and $47	44	49
Total Equity	81,547	95,826

Total Liabilities and Equity	$280,276	$236,941

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue
Room rentals and other hotel services	$8,841	$14,666	$26,879	$46,746
Operating Expenses
Hotel and property operations	7,334	9,718	22,238	29,266
Depreciation and amortization	2,780	2,405	8,267	7,161
General and administrative	894	1,210	3,101	4,445
Acquisition and terminated transactions	-	1	-	15
Strategic alternatives, net	636	1,052	860	1,886
Total operating expenses	11,644	14,386	34,466	42,773
Operating income (loss)	(2,803)	280	(7,587)	3,973
Net gain (loss) on disposition of assets	(3)	(14)	(13)	9
Equity in earnings (loss) of joint venture	-	(84)	80	595
Net gain (loss) on derivatives and convertible debt	131	(223)	(609)	(916)
Other expense, net	(4)	(27)	(90)	(80)
Interest expense	(2,103)	(1,912)	(6,153)	(6,169)
Loss before income taxes	(4,782)	(1,980)	(14,372)	(2,588)
Income tax benefit (expense)	(27)	(8)	340	(655)
Net loss	(4,809)	(1,988)	(14,032)	(3,243)
Loss attributable to noncontrolling interest	2	10	5	17
Net loss attributable to controlling interests	(4,807)	(1,978)	(14,027)	(3,226)
Dividends declared and undeclared on preferred stock	(169)	(145)	(458)	(434)
Net loss attributable to common shareholders	$(4,976)	$(2,123)	$(14,485)	$(3,660)

Earnings (Loss) per Share
Total - Basic Earnings (Loss) per Share	$(0.42)	$(0.18)	$(1.21)	$(0.31)
Total - Diluted Earnings (Loss) per Share	$(0.42)	$(0.18)	$(1.21)	$(0.31)

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Three months ended September 30, 2019
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at June 30, 2019	925	$10,050	11,911	$119	$232,405	$(141,154)	$101,420	$771	$102,191
Stock-based compensation	-	-	4	-	126	-	126	-	126
Dividends and distributions undeclared
Series E Preferred	-	-	-	-	-	(145)	(145)	-	(145)
Redemption of common units	-	-	2	-	96	-	96	(96)	-
Net loss	-	-	-	-	-	(1,978)	(1,978)	(10)	(1,988)
Balance at September 30, 2019	925	$10,050	11,917	$119	$232,627	$(143,277)	$99,519	$665	$100,184

	Three months ended September 30, 2020
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at June 30, 2020	925	$10,050	12,003	$120	$233,335	$(157,091)	$86,414	$46	$86,460
Stock-based compensation	-	-	5	-	65	-	65	-	65
Dividends and distributions undeclared
Series E Preferred	-	-	-	-	-	(169)	(169)	-	(169)
Net loss	-	-	-	-	-	(4,807)	(4,807)	(2)	(4,809)
Balance at September 30, 2020	925	$10,050	12,008	$120	$233,400	$(162,067)	$81,503	$44	$81,547

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Nine months ended September 30, 2019
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2018	925	$10,050	11,886	$119	$231,805	$(134,970)	$107,004	$848	$107,852
Stock-based compensation	-	-	29	-	720	-	720	-	720
Dividends and distributions declared and undeclared
Common Stock ($0.39 per share)	-	-	-	-	-	(4,647)	(4,647)	-	(4,647)
Series E Preferred Stock	-	-	-	-	-	(434)	(434)	-	(434)
Common Units ($0.0075 per unit)	-	-	-	-	-	-	-	(22)	(22)
Redemption of common units	-	-	2	-	102	-	102	(144)	(42)
Net loss	-	-	-	-	-	(3,226)	(3,226)	(17)	(3,243)
Balance at September 30, 2019	925	$10,050	11,917	$119	$232,627	$(143,277)	$99,519	$665	$100,184

	Nine months ended September 30, 2020
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2019	925	$10,050	11,994	$120	$233,189	$(147,582)	$95,777	$49	$95,826
Stock-based compensation	-	-	14	-	211	-	211	-	211
Dividends and distributions undeclared
Series E Preferred	-	-	-	-	-	(458)	(458)	-	(458)
Net loss	-	-	-	-	-	(14,027)	(14,027)	(5)	(14,032)
Balance at September 30, 2020	925	$10,050	12,008	$120	$233,400	$(162,067)	$81,503	$44	$81,547

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited – In thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(14,032)	$(3,243)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,267	7,161
Net (gain) loss on disposition of assets	13	(9)
Net loss on derivatives and convertible debt	609	916
Equity in earnings of joint venture	(80)	(595)
Distributions from cumulative earnings of joint venture	-	170
Amortization of deferred financing costs	829	981
Stock-based compensation expense	236	901
Provision / benefit for deferred taxes	(421)	613
Changes in operating assets and liabilities:
(Increase) decrease in assets	(162)	477
Increase in liabilities	2,469	2,233
Net cash provided by (used in) operating activities	(2,272)	9,605

Cash flows from investing activities:
Additions to hotel properties	(414)	(1,229)
Distributions in excess of cumulative earnings from joint venture	480	1,643
Hotel acquisitions, net of cash acquired	(7,193)	-
Net proceeds from sale of hotel assets	2	4,186
Net cash provided by (used in) investing activities	(7,125)	4,600

Cash flows from financing activities:
Deferred financing costs	(480)	(415)
Proceeds from long-term debt	45,763	1,500
Principal payments on long-term debt	(34,878)	(4,979)
Redemption of common units	-	(42)
Tax withholdings on stock compensation	(25)	(181)
Cash dividends paid to common shareholders	-	(6,965)
Cash dividends paid to common unit holders	-	(34)
Cash dividends paid to preferred shareholders	-	(289)
Other items	-	(4)
Net cash provided by (used in) financing activities	10,380	(11,409)

Increase in cash, cash equivalents, and restricted cash	983	2,796
Cash, cash equivalents, and restricted cash beginning of period	8,395	9,156
Cash, cash equivalents, and restricted cash end of period	$9,378	$11,952

Supplemental cash flow information:
Interest paid	$4,852	$5,197
Income taxes paid, net of refunds	$119	$67

Schedule of noncash investing and financing activities:
Debt assumed in acquisition	$34,080	$-
Increase in accrued liabilities related to insurance premium financing agreement	$516	$253
Land option liability in acquisition	$8,497	$-

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“Condor”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of September 30,  2020, the Company owned 15 hotels in eight states.  References to the “Company”, “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.

The Company, through its wholly owned subsidiary Condor Hospitality REIT Trust, owns a controlling interest in Condor Hospitality Limited Partnership (the “operating partnership”), for which we serve as general partner.  The operating partnership, including its various subsidiaries, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of all properties held by TRS Leasing, Inc.) and conducts all of its operations. At September 30, 2020, the Company owned 99.9% of the common operating units (“common units”) of the operating partnership with the remaining common units owned by other limited partners.

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

As a result of the above factors, the Company is taking actions at the corporate and hotel level, including, but not limited to:

•

Amending its secured credit facility with KeyBank National Association and the other lenders party thereto (the “credit facility”) on March 30, 2020 and November 16, 2020 to provide extension options out to March 1, 2022,  provide waivers / modifications of certain covenants, and establish interest reserves for near term debt service payments as necessary (see further discussion of the Sixth and Eighth Amendments to the credit facility in Note 6).

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

•	Seeking potential alternative revenue sources through health care providers, government agencies, universities and airlines.
•	Obtaining Paycheck Protection Program (“PPP”) loans authorized under the recently congressionally approved Coronavirus Aid, Relief, and Economic Security (“CARES”) Act totaling $2,299 (see Note 6).
•	Seeking potential recovery of certain losses through insurance coverage.
•	Pursuing corporate cost reductions, including staffing reductions, resulting in an approximately 30% decrease in non-consulting expenses compared to historical operations.
•

With its credit facility amended, representing approximately 72% of Condor’s debt, Condor approached its remaining lenders for various modifications. Two lenders representing approximately 22% of Condor’s debt have agreed (see Note 6).

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

While we cannot assure you that that the assumptions used to estimate our future liquidity will be correct, the Company believes it can generate the liquidity required to operate through the crisis through a combination of the continued operation of our portfolio with significant cost reduction measures in place, the proceeds from the termination of the Merger Agreement (see Note 16), and, if necessary, additional debt and equity financings.  However, there can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all.

Additionally, although the Company was in compliance with, or obtained waivers with respect to, all its debt covenants as of September 30, 2020, management has determined that the Company may violate certain financial covenants under its debt agreements within the next twelve months if covenant waivers or amendments are not obtained. If the Company were to violate one or more financial covenants, the lenders could declare the Company in default and could accelerate the amounts due under a portion or all of the Company’s outstanding debt. The Company believes it will receive such waivers or amendments before any covenants are violated. However, any waivers or amendments would be granted at the sole discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or amendments.

Based on a combination of these factors and the guidance in U.S. GAAP that requires that, in making this determination for the one year period following the date of the financial statements, the Company cannot consider future fundraising activities or the likelihood of obtaining covenant waivers or amendments, all of which are outside of the Company's sole control, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern for the one year period after the date the financial statements are issued.  Management believes it will obtain required waivers or amendments from its lenders before any covenants are violated given that conditions are not exclusive to the Company and based on the actions of lenders thus far in this crisis, including waivers or amendments already granted to the Company.  However, there can be no assurance that the Company will be able to obtain waivers or amendments on acceptable terms or at all.  The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

On an ongoing basis, the Company reviews the carrying value of each held for use hotel to determine if certain circumstances, known as triggering events, exist indicating impairment to the carrying value of the hotel or that depreciation periods should be modified.  These triggering events include a significant change in the cash flows of or a significant adverse change in the business climate for a hotel.  If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on these undiscounted future cash flows. In the evaluation of impairment of its hotel properties, the Company makes many assumptions and estimates including projected cash flows both from operations and eventual disposition, expected useful life and holding period, future required capital expenditures, and terminal capitalization rates.  If the investment is not recoverable based on this analysis, an impairment charge will be taken, if necessary, to reduce the carrying value of the hotel to the hotel’s estimated fair value.

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

Only disposals representing a strategic shift in operations that have a major effect on an entity’s operations and financial results are presented as discontinued operations.  The disposition completed in 2019 did not meet this definition, and we anticipate that most of our hotel dispositions will not be classified as discontinued operations as most will not fit this definition.

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

Hotel operating revenues can be disaggregated into the following categories to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Rooms	$8,385	$13,798	$25,400	$44,413
Food and beverage	105	318	569	1,073
Other	351	550	910	1,260
Total revenue	$8,841	$14,666	$26,879	$46,746

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

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consisted of the following at September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019
Land	$34,929	$20,200
Buildings, improvements, vehicle	244,056	206,971
Furniture and equipment	24,591	21,805
Initial franchise fees	1,784	1,784
Construction-in-progress	13	100
Right of use asset	67	80
Investment in hotel properties	305,440	250,940
Less accumulated depreciation	(37,112)	(28,877)
Investment in hotel properties, net	$268,328	$222,063

On January 1, 2019, the Company adopted ASU 842, Leases, and applied it prospectively. At adoption, the Company also elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification, and initial direct costs. Consequently on January 1, 2019, the Company recognized right-of-use assets and related liabilities related to its operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates.  The right-of-use assets and liabilities are amortized to rent expense, included in either hotel and property operations expenses or general and administrative expenses depending on the nature of the lease, over the term of the underlying lease agreements.  The weighted average rate was 5.2% at September 30, 2020.  The weighted average remaining life of the Company’s operating leases, including options to extend when it is reasonably certain the Company will exercise such options, was 6.4 years at September 30, 2020.

As of September 30, 2020, the Company's right-of-use assets, net of $67 are included in investment in hotel properties, net and its related lease liabilities of $67 are presented in accounts payable, accrued expenses, and other liabilities in the Company's consolidated balance sheets. The adoption of this standard had minimal impact on the Company's consolidated statements of operations.

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

Included in the consolidated statements of operations for the three and nine months ended September 30, 2020 are total revenues of $1,125 and $2,485, respectively, and total operating losses of $393 and $1,254 respectively, related to the results of operations for Atlanta Aloft hotel since the date of its acquisition.

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

Under the Atlanta JV agreement, the Atlanta JV was managed by TWC in accordance with business plans and budgets approved by both partners.  Major decisions as detailed in the agreement also required joint approval.  Condor could remove TWC as manager of the Atlanta JV and appoint a new manager only upon the occurrence of certain events.  The Atlanta Aloft hotel was managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC.  The Atlanta JV paid to Boast total management fees of $61 during the first quarter of 2020 and paid management fees of $91 and $303 for the three and nine months ended September 30, 2019, respectively.  The management of the Atlanta Aloft hotel was moved to Aimbridge Hospitality on March 1, 2020 following the acquisition of the remaining interest in the Atlanta JV by Condor.

Net cash flow from the Atlanta JV was distributed each quarter first with a 10% annual preferred return on capital contributions to Condor, second with a 10% annual preferred return on capital contributions to TWC, and third with any remainder distributed to the partners based on their pro-rata equity ownership. Profits were allocated in the same proportion as net cash flow. Losses were allocated based on pro-rata equity ownership. Cash distributions totaling $480 were received from the Atlanta JV in the first quarter of 2020 prior to its acquisition by Condor, and cash distributions totaling $960 and $1,813, were received in the three and nine months ended September 30, 2019, respectively.

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

The table below provides the components of net earnings, including the Company’s share of the Atlanta JV, for the first quarter of 2020 prior to its acquisition by the Company and for the three and nine months ended September 30, 2019.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	For the period of January 1 to February 14,	Three months ended September 30,	Nine months ended September 30,
	2020	2019	2019
Revenue
Room rentals and other hotel services	$1,522	$3,057	$10,115
Operating Expenses
Hotel and property operations	960	1,943	6,020
Depreciation and amortization	181	374	1,119
Total operating expenses	1,141	2,317	7,139
Operating income	381	740	2,976
Net loss on disposition of assets	-	(2)	(2)
Net loss on derivative	-	-	(1)
Interest expense	(281)	(671)	(2,057)
Loss on extinguishment of debt	-	(172)	(172)
Net earnings	$100	$(105)	$744

Condor allocated earnings	$80	$(84)	$595
TWC allocated earnings	20	(21)	149
Net earnings	$100	$(105)	$744

NOTE 5.  DISPOSITIONS OF HOTEL PROPERTIES

As of September 30, 2020 and December 31, 2019, the Company had no hotels classified as held for sale.

During the three and nine months ended September 30, 2020 and the three months ended September 30, 2019, the Company sold no hotels.  During the nine months ended September 30, 2019, the Company sold one hotel resulting in a total gain of $62.

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

•

Provides for an interest reserve account, which was funded with $1,720 on March 30, 2020.  The funds are available to make interest payments under the credit facility upon the satisfaction of certain conditions, including if the Company’s unrestricted cash balance is less than $1,500.  The entirety of this reserve account was used to make interest payments prior to September 30, 2020.

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
•

Permits the withdrawal of $650 from the FF&E reserve under the loan agreement between May 2020 and September 2020 to pay operating expenses of the borrowers thereunder, all of which was withdrawn for this purpose prior to September 30, 2020.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

On May 13, 2020, the Company entered into the Seventh Amendment to its credit facility with KeyBank which, among other things:

•

Increases the commitments under the credit facility from $102,000 to $136,080 and provides for an additional advance in order to refinance the New Term Loan related to the Aloft hotel located in downtown Atlanta, Georgia.  At the closing of the amendment, the Company borrowed $34,080 under the credit facility to repay the New Term Loan and the hotel was added to the collateral pool of hotels securing the credit facility.

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

Subsequent to the end of the quarter, on November 16, 2020, the Company entered into the Eighth Amendment to its credit facility with KeyBank which extends the initial testing date for the financial covenants on debt yield and fixed charge coverage ratio to November 30, 2020.

Long-term debt related to wholly owned properties, including debt related to hotel properties held for sale, consisted of the following loans payable at September 30, 2020 and December 31, 2019:

Lender	Balance at September 30, 2020	Interest rate at September 30, 2020	Maturity	Amortization provision	Properties encumbered at September 30, 2020	Balance at December 31, 2019
Fixed rate debt
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18	$8,501	4.54%	08/2024	25 years	1	$8,639
Great Western Bank (1)	13,199	4.33%	12/2021 (5)	25 years	1	13,290
Great Western Bank (1)	915	4.33%	12/2021 (5)	7 years	-	971
Paycheck Protection Program (8)	2,299	1.00%	05/2022	(8)	-	-
Total fixed rate debt	24,914					22,900

Variable rate debt
Wells Fargo	25,463	2.55% (2)	11/2022 (6)	30 years	3	25,612
KeyBank credit facility (3)	129,945	3.75% (4)	4/2021 (7)	Interest only	10	86,845
Total variable rate debt	155,408				15	112,457

Total long-term debt	$180,322					$135,357
Less: Deferred financing costs	(1,007)					(1,356)
Total long-term debt, net of deferred financing costs	$179,315					$134,001

(1) Both loans are collateralized by Aloft Leawood.

(2) Variable rate of 30-day LIBOR plus 2.39%,  effectively fixed at 4.44% after giving effect to interest rate swap (see Note 8).

(3) Prior to March 30, 2020, the $150,000 credit facility included an accordion feature that would allow the credit facility to be increased to $400,000 with additional lender commitments. Available borrowing capacity under the credit facility was based on a borrowing base formula for the pool of hotel properties securing the facility.  The commitment fee on the unused facility was 0.20%.  The Sixth and Seventh Amendments to the credit

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

facility, as discussed above, modified this availability to set the size of the facility at $136,080 with no ability to reborrow under the facility in the future without lender approval.

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

(7) With the signing of the Sixth Amendment to the credit facility, as discussed above,  two extension options (six months and five months) are available subject to the satisfaction of certain conditions.

(8) The PPP loans are made up of three separate loans received in April 2020.  Monthly payments totaling $121 are scheduled to begin December 2020 if the loan or a portion of it is not forgiven.

Aggregate annual principal payments on debt for the remainder of 2020 and thereafter are as follows:

Total
Remainder of 2020	$305
2021	146,120
2022	25,844
2023	214
2024	7,839
Thereafter	-
Total	$180,322

Financial Covenants

We are required to satisfy various financial covenants within our debt agreements, including the following financial covenants within our credit facility with KeyBank:

•

Debt Yield:  The ratio of adjusted net operating income for the borrowing base properties to indebtedness outstanding under the credit facility cannot be less than 10%.  The covenant is first tested on November 30, 2020 and for purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•	Consolidated Leverage Ratio: The ratio of consolidated total indebtedness to consolidated total asset value cannot exceed 60%.
•

Fixed Charge Coverage Ratio: The ratio of adjusted consolidated EBITDA to consolidated fixed charges cannot be less than 1.50 to 1 as of the end of the fiscal period ending November 30, 2020 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

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

As a result of the actual and anticipated impact of the COVID-19 virus on the hotel industry generally, (a) the Company has received waivers from Great Western Bank with respect to compliance with its quarterly debt service coverage ratios (consolidated and for the Leawood Aloft collateral) for September 30, 2020 and (b) the Company and certain of its other lenders have modified various financial covenants for September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021  (by suspending measurements, providing for lower covenants,  and/or using annualized results).

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

As of September 30, 2020, we are not in default of any of our loans.

NOTE 7.  CONVERTIBLE DEBT AT FAIR VALUE

As part of an Exchange Agreement entered into on March 16, 2016 with Real Estate Strategies, L.P. (“RES”, which also includes affiliated entities), the Company issued to RES a Convertible Promissory Note (the “Note”), bearing interest at 6.25% per annum, in the principal amount of $1,012.    The Note is convertible directly into 97,269 shares of common stock at any time at the option of RES or automatically when the 6.25% Series E Cumulative Convertible Preferred Stock (the “Series E Preferred Stock”) is required to be converted or is redeemed in whole (see Note 10).  The Note is not convertible to the extent that a conversion would cause RES, together with its affiliates, to beneficially own more than 49% of the voting stock of the Company at the time of the conversion.  Any conversion reduces the principal amount of the Note proportionally.  Pursuant to the terms of the Note, interest payments are suspended and accumulate whenever dividends on the Series E Preferred Stock are unpaid and accumulate.  At September 30, 2020, there was $65 accumulated and unpaid interest on the Note.

The Company has made an irrevocable election to record this convertible debt in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of this Note. As such, gains and losses on the Note are included in net gain on derivatives and convertible debt within net earnings each reporting period. Gains (losses) related to this Note were recognized totaling $7 and ($127) during the three months ended September 30, 2020 and 2019, respectively, and $55 and ($199) during the nine months ended September 30, 2020 and 2019, respectively.  The fair value of the Note is determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options. The fair value of the Note on the date of issuance was determined to be equal to its principal amount. Interest expense related to this Note is recorded separately from other changes in its fair value within interest expense each period.

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of September 30, 2020:

	Fair value as of September 30, 2020	Unpaid principal balance as of September 30, 2020	Fair value carrying amount over/(under) unpaid principal
6.25% Convertible Debt	$1,025	$1,012	$13

NOTE 8. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At September 30, 2020, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired property in 2020 (see Note  3), and in the valuation of the stock-based compensation grants (see Note 12).    No impairments or recoveries of impairment were recognized during the three or nine months ended September 30, 2020 or 2019.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on expectations of future interest rates derived from observable market interest

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at September 30, 2020 and December 31, 2019 are as follows:

Associated debt	Type	Terms	Effective Date	Maturity Date	Notional amount at September 30, 2020	Notional amount at December 31, 2019
Wells Fargo	Swap	Swaps 30-day LIBOR for fixed rate of 2.053%	11/2017	11/2022	$25,463 (1)	$25,612 (1)
Credit facility	Cap	Caps 30-day LIBOR at 3.35%	04/2019	10/2020	$30,000	$30,000

(1)	Notional amount amortizes consistently with the principal amortization of the associated loan.

Additionally, included in the Series E Preferred Stock issued on March 1, 2017 is a redemption right that allows the Company to redeem up to a total of 490,250 shares of Series E Preferred Stock for specific percentages of its liquidation preference (see Note 10).  This option requires bifurcation and as such is treated as a separate derivative instrument.

All derivatives recognized by the Company are reported as derivative assets or liabilities on the consolidated balance sheets and are adjusted to their fair value at each reporting date. All gains and losses on derivative instruments are included in net gain on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the consolidated statements of operations. Net gains (losses) of $124 and  ($96)  for the three months ended September 30, 2020 and 2019, respectively, and ($664)  and  ($717)  for the nine months ended September 30, 2020 and 2019, respectively, were recognized related to derivative instruments.

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial assets and (liabilities) carried at fair value and measured on a recurring basis:

	Fair value at
	September 30, 2020	Level 1	Level 2	Level 3
Interest rate derivatives	$(1,009)	$-	$(1,009)	$-
Series E Preferred embedded redemption option	-	-	-	-
Convertible debt	(1,025)	-	-	(1,025)
Total	$(2,034)	$-	$(1,009)	$(1,025)

	Fair value at
	December 31, 2019	Level 1	Level 2	Level 3
Interest rate derivatives	$(366)	$-	$(366)	$-
Series E Preferred embedded redemption option	22	-	-	22
Convertible debt	(1,080)	-	-	(1,080)
Total	$(1,424)	$-	$(366)	$(1,058)

There were no transfers between levels during the three or nine months ended September 30, 2020 or 2019.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the consolidated statements of operations during the periods:

	Three months ended September 30,
	2020			2019
	Series E Preferred embedded redemption option	Convertible debt	Total	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$-	$(1,032)	$(1,032)	$398	$(1,072)	$(674)
Net gains (losses) recognized in earnings	-	7	7	30	(127)	(97)
Fair value, end of period	$-	$(1,025)	$(1,025)	$428	$(1,199)	$(771)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$-	$7	$7	$30	$(127)	$(97)

	Nine months ended September 30,
	2020			2019
	Series E Preferred embedded redemption option	Convertible debt	Total	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$22	$(1,080)	$(1,058)	$289	$(1,000)	$(711)
Net gains (losses) recognized in earnings	(22)	55	33	139	(199)	(60)
Fair value, end of period	$-	$(1,025)	$(1,025)	$428	$(1,199)	$(771)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$(22)	$55	$33	$139	$(199)	$(60)

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

	Carrying value as of		Estimated fair value as of
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Total	$179,315	$134,001	$180,235	$134,288

NOTE 9.  COMMON STOCK

The Company’s common stock is duly authorized, fully paid, and non-assessable.

NOTE 10.  PREFERRED STOCK

The Company has 925,000 shares outstanding of Series E Preferred Stock.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The Series E Preferred Stock ranks senior to the Company’s common stock and any other preferred stock issuances and receives preferential cumulative cash dividends at a rate of 6.25% per annum, payable quarterly of the $10.00 face value per share. If the Company fails to pay a dividend then during the period that dividends are not paid, additional dividends accrue at a rate of 9.50% per annum on the unpaid amount. Dividends on the Series E Preferred Stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared, and whether or not such dividends are prohibited by agreement.  Under the Sixth Amendment to the credit facility,  no cash dividends can be paid to common or preferred shareholders.  As of September 30, 2020, there are $603 of accrued but unpaid dividends related to the Series E Preferred Stock not yet declared by the Board of Directors.

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

Our ownership interest in the operating partnership was 99.9% as of September 30, 2020 and December 31, 2019, with 219,183 common units owned by limited partners were outstanding at both dates.  The total redemption value for the common units was $11 and $47 at September 30, 2020 and December 31, 2019, respectively.

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

No common units were redeemed during the three and nine months ended September 30, 2020.  During the three months ended September 30, 2019, 91,729 common units were converted into 1,765 shares of common

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

stock.  Additionally, during the nine months ended September 30, 2019, an additional 259,685 common units were redeemed for cash totaling $42.

NOTE 12.  STOCK-BASED COMPENSATION

The Company currently has in place the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 761,538 following an amendment to the plan to increase the number of available shares by 300,000 that was approved by shareholders on May 17, 2018 at the annual meeting of shareholders.  As of September 30, 2020, there were 490,886 common shares available for issuance under the 2016 Stock Plan.

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

Service Condition Share Awards

From time to time, the Company awards restricted shares of common stock to employees, officers, and members of the Board of Directors under the 2016 Stock Plan.  These shares generally vest ratably over five years for employees and officers and three years for members of the Board of Directors based on continued service or employment.  Dividends paid on these restricted shares during the vesting period are not forfeited in the event that the shares fail to vest. The following table presents a summary of the service condition unvested share activity for the nine months ended September 30, 2020 and 2019:

	For the Nine months ended September 30,
	2020		2019
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Unvested at December 31	46,682	$10.16	76,500	$10.48
Granted	3,648	$6.42	20,701	$8.33
Vested	(14,525)	$10.20	(45,001)	$9.89
Forfeited	(2,022)	$9.04	(1,407)	$9.23
Unvested at September 30	33,783	$9.81	50,793	$10.16

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

The fair value of the performance based share awards is based on the closing price of the Company’s common stock on the grant date, discounted for estimated common stock dividends to be declared prior to the shares being issued.  The grant date occurs on an annual basis when budgeted FFO is approved by the Board of Directors.  During the three and nine months ended September 30, 2020, as well as the three months ended September 30, 2019, there were no shares issued related to performance based share awards.  During the nine months ended September 30, 2019,  13,778 shares with a grant date fair value totaling $122 were awarded to the executive based on 2018 FFO.  Simultaneously,  2,550 fully vested shares were issued to the executive with a fair value of $22 as a discretionary grant.

Director Fully Vested Share Compensation

Independent directors serving as members of the Investment Committee of the Board of Directors receive their monthly Investment Committee fees in the form of shares of the Company’s common stock. Certain independent directors also elect to receive a portion of their director fees in the form of shares of the Company’s common stock.

A total of 6,918 and 3,976 shares during the three months ended September 30, 2020 and 2019, respectively, and 16,984 and 8,430 shares during the nine months ended September 30, 2020 and 2019, respectively, were issued to independent directors under the 2016 Stock Plan with respect to these fees.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation related to employees and directors for the three months ended September 30, 2020 and 2019 was $70 and $141, respectively, and for the nine months ended September 30, 2020 and 2019 was $236 and $901, respectively, all of which is included in general and administrative expense. Total unrecognized compensation cost related to all awards at September 30, 2020 was $373, which is expected to be recognized over a weighted-average remaining service period of 1.9 years.

NOTE 13.  INCOME TAXES

During the three months ended September 30, 2020 and 2019, income tax benefit (expense) totaling  ($27) and ($8), respectively, was recognized primarily related to income (loss) earned by the TRS.  During the nine months ended September 30, 2020 and 2019, income tax benefit (expense) totaled $340 and ($655), respectively.  Management believes the combined federal and state income tax rate for the TRS will be approximately 24%.

After consideration of limitations related to a change in control as defined under Code Section 382, the TRS’s net operating loss carryforward at September 30, 2020 as determined for federal income tax purposes was $6,850.   The availability of the loss carryforwards will expire from 2027 through 2034, with an indefinite carryforward for losses arising after December 31, 2017.    In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of this analysis, the Company believes that a full valuation allowance against the net deferred tax asset position was necessary at September 30, 2020, which requires a valuation allowance of $1,170 as of that date.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator: Basic
Net loss attributable to common shareholders	$(4,976)	$(2,123)	$(14,485)	$(3,660)
Less: Allocation to participating securities	-	-	-	(28)
Net loss attributable to common shareholders, net of amount allocated to participating securities	$(4,976)	$(2,123)	$(14,485)	$(3,688)

Numerator: Diluted
Net loss attributable to common shareholders, net of amount allocated to participating securities	$(4,976)	$(2,123)	$(14,485)	$(3,688)

Denominator
Weighted average number of common shares - Basic and Diluted	11,971,793	11,862,204	11,961,700	11,842,746

Earnings (Loss) per Share
Basic Earnings (Loss) per Share	$(0.42)	$(0.18)	$(1.21)	$(0.31)
Diluted Earnings (Loss) per Share	$(0.42)	$(0.18)	$(1.21)	$(0.31)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Unvested restricted stock	36,485	52,847	40,231	67,149
Series E Preferred Stock	668,111	668,111	668,111	668,111
Convertible debt	97,269	97,269	97,269	97,269
Operating partnership common units (1)	4,215	57,740	4,215	59,190
Total potentially dilutive securities excluded from the denominator	806,080	875,967	809,826	891,719

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

Each of the management companies employed by the TRS at September 30, 2020 receives a base monthly management fee of 3.0% to 3.5% of hotel revenue, with incentives for performance, which increase such fee to a maximum of 5.0% of hotel revenue. Base management fees totaled $253 and $438, respectively, for the three months ended September 30, 2020 and 2019, and $794 and $1,384 for the nine months ended September 30, 2020 and 2019, respectively, all of which was included as hotel and property operations expense.  Incentive management fees totaled $0 and $63, respectively, for the three months ended September 30, 2020 and 2019, and $0 and $140 for the nine months ended September 30, 2020 and 2019, respectively.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Franchise Agreements

As of September 30, 2020,  all of our properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue. The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term. Franchise fee expense totaled $657 and $1,130 for the three months ended September 30, 2020 and 2019, respectively, and $1,977 and $3,360 for the nine months ended September 30, 2020 and 2019, respectively, all of which was included as hotel and property operations expense.

The franchisor of two of our hotels advised us in 2019 that both of the hotels have dropped below the required level for guest satisfaction surveys, and that if the hotels do not achieve compliance, it reserves the right to elect to terminate the relevant franchise agreement.  While the Company believes that it has corrected all deficiencies, the franchisor has informed us that they are not reassessing the accountability status of any properties the earliest July 2021.

Leases

The Company has no land lease agreements in place related to properties owned at September 30, 2020.

The Company entered into three new office lease agreements in 2016, replacing all existing office lease agreements.  Each of these office leases expired in 2019 with space currently being rented month to month. Office lease expense totaled $4 and $39 in the three months ended September 30, 2020 and 2019, respectively,  and $22 and $118 in the nine months ended September 30, 2020, respectively, and is included in general and administrative expense.  The Company also has in place operating leases for miscellaneous equipment at its hotel properties.

The maturity of the lease liabilities for the Company’s operating leases is as follows:

Maturity of lease liabilities
Year ended December 31,
Remainder of 2020	$5
2021	21
2022	20
2023	4
2024	4
Thereafter	25
Total lease payments	$79
Less: Imputed interest	(12)
Present value of lease liabilities	$67

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 16.  SUBSEQUENT EVENTS

Termination and Settlement of Agreement and Plan of Merger

On September 18, 2020, the Company terminated the Agreement and Plan and Merger, dated July 19, 2019, as amended (the “Merger Agreement”), by and among the Company, Condor Hospitality Limited Partnership (the “Operating Partnership” and together with the Company, the “Company Parties”), NHT Operating Partnership, LLC (“Parent”), NHT REIT Merger Sub, LLC (“Merger Sub”) and NHT Operating Partnership II, LLC (“Merger OP”, and together with Parent and Merger Sub, the “Parent Parties”).  Pursuant to the Merger Agreement, the Company was to be acquired by Parent in a merger transaction.

On March 15, 2020, the parties entered into an amendment of the Merger Agreement to extend the closing of the acquisition to March 23, 2020.

On March 22, 2020, pursuant to the Merger Agreement, the Company provided written notice to the Parent Parties that it stood ready, willing and able to close the transactions and would stand ready, willing and able to do so for at least three business days thereafter, as all conditions applicable to the Company Parties to be satisfied before closing were satisfied or previously waived and all conditions to be satisfied at closing were capable of being satisfied at closing. As previously announced, the closing of the acquisition did not occur on March 23, 2020, and had not occurred as of the time of the termination of the Merger Agreement by the Company.

The parties subsequently discussed, but did not enter into, potential amendments to the Merger Agreement to restructure the transaction. On September 18, 2020, the Company, pursuant to its rights under the Merger Agreement, provided written notice of termination of the Merger Agreement to the Parent Parties due to failure of the Parent to consummate the acquisition of the Company and for the Parent Parties’ material breaches of the Merger Agreement.

On October 15, 2020, the Company announced that the Company Parties entered into a settlement agreement (the “Settlement Agreement”) with NexPoint Advisors L.P. (“NexPoint Advisors”), NexPoint Hospitality Trust (TSVX: NHT) (“NHT”), and Parent Parties (NexPoint Advisors, NHT and Parent Parties collectively, the “NHT Parties”), following the Company’s previously announced termination of the Merger Agreement.

Pursuant to the Settlement Agreement, the NHT Parties have agreed to make three payments to the Company totaling $7,000.  The first payment of $2,250 was to be made within two business days of the execution of the Settlement Agreement (the “Initial Payment”), the second payment of $2,500 was to be made on or before October 30, 2020 (the “Second Payment”) and the third payment of $2,250 is to be made on or before December 30, 2020 (the “Third Payment” and together with the Initial Payment and the Second Payment, the “Settlement Payments”).  Upon timely payment of all of the Settlement Payments, the NHT Parties’ settlement liability will be satisfied in full. In the event that any of the Settlement Payments are not timely made, in addition to the Settlement Payments, an amount of $4,925, together with an amount to cover the Company’s fees and expenses related to the collection and enforcement of the Settlement Payments, will be owed to the Company.  NHT, Parent, and certain affiliates of Parent have issued a promissory note to the Company evidencing their obligation to make these payments.  In exchange for these payment obligations, the NHT Parties have been released from all claims or liabilities relating to the Merger Agreement.  Pursuant to the Settlement Agreement, the Company Parties also have been released from all claims or liabilities relating to the Merger Agreement.

The Initial Payment was made on October 15, 2020 and the Second Payment on October 23, 2020.

Additionally, during the second quarter of 2020, the Company received nonrefundable cash of $500 from NHT Parties in connection with the then ongoing discussions concerning potential adjustments to restructure the transaction, which, in the event a transaction occurs, was to be credited against the acquisition purchase price.  This deposit was recognized as a reduction of strategic alternatives expense, net upon the termination of the Merger Agreement on September 18, 2020.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Modification of KeyBank Credit Facility

On November 16, 2020, the Company entered into the Eighth Amendment to its credit facility with KeyBank as detailed in Note 6, Long-Term Debt.

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

Background

Condor Hospitality Trust, Inc. (“Condor” or the “Company”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of September 30, 2020, the Company owned 15 hotels, representing 1,908 rooms, in eight states.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (the “operating partnership”), for which we serve as general partner. As of September 30, 2020, we owned approximately 99.9% of the common operating units (“common units”) in the operating partnership.  In the future, the operating partnership may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

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

Overview

Termination and Settlement of Agreement and Plan of Merger

On September 18, 2020, the Company terminated the Agreement and Plan and Merger, dated July 19, 2019, as amended (the “Merger Agreement”), by and among the Company, Condor Hospitality Limited Partnership (the “Operating Partnership” and together with the Company, the “Company Parties”), NHT Operating Partnership, LLC (“Parent”), NHT REIT Merger Sub, LLC (“Merger Sub”) and NHT Operating Partnership II, LLC (“Merger OP”, and together with Parent and Merger Sub, the “Parent Parties”).  Pursuant to the Merger Agreement, the Company was to be acquired by Parent in a merger transaction.

On March 15, 2020, the parties entered into an amendment of the Merger Agreement to extend the closing of the acquisition to March 23, 2020.

On March 22, 2020, pursuant to the Merger Agreement, the Company provided written notice to the Parent Parties that it stood ready, willing and able to close the transactions and would stand ready, willing and able to do so for at least three business days thereafter, as all conditions applicable to the Company Parties to be satisfied before closing were satisfied or previously waived and all conditions to be satisfied at closing were capable of being satisfied at closing. As previously announced, the closing of the acquisition did not occur on March 23, 2020, and had not occurred as of the time of the termination of the Merger Agreement by the Company.

The parties subsequently discussed, but did not enter into, potential amendments to the Merger Agreement to restructure the transaction. On September 18, 2020, the Company, pursuant to its rights under the Merger Agreement, provided written notice of termination of the Merger Agreement to the Parent Parties due to failure of the Parent to consummate the acquisition of the Company and for the Parent Parties’ material breaches of the Merger Agreement.

On October 15, 2020, the Company announced that the Company Parties entered into a settlement agreement (the “Settlement Agreement”) with NexPoint Advisors L.P. (“NexPoint Advisors”), NexPoint Hospitality Trust (TSVX: NHT) (“NHT”), and Parent Parties (NexPoint Advisors, NHT and Parent Parties collectively, the “NHT Parties”), following the Company’s previously announced termination of the Merger Agreement.

Pursuant to the Settlement Agreement, the NHT Parties have agreed to make three payments to the Company totaling $7.0 million. The first payment of $2.25 million was to be made within two business days of the execution of the Settlement Agreement (the “Initial Payment”), the second payment of $2.5 million was to be made on or before October 30, 2020 (the “Second Payment”) and the third payment of $2.25 million is to be made on or before December 30, 2020 (the “Third Payment” and together with the Initial Payment and the Second Payment, the “Settlement Payments”).  Upon timely payment of all of the Settlement Payments, the NHT Parties’ settlement liability will be satisfied in full. In the event that any of the Settlement Payments are not timely made, in addition to the Settlement Payments, an amount of $4.925 million, together with an amount to cover the Company’s fees and expenses related to the collection and enforcement of the Settlement Payments, will be owed to the Company.  NHT, Parent, and certain affiliates of Parent have issued a promissory note to the Company evidencing their obligation to make these payments.  In exchange for these payment obligations, the NHT Parties have been released from all claims or liabilities relating to the Merger Agreement.  Pursuant to the Settlement Agreement, the Company Parties also have been released from all claims or liabilities relating to the Merger Agreement.

The Initial Payment was made on October 15, 2020 and the Second Payment on October 23, 2020.

Additionally, during the second quarter of 2020, the Company received nonrefundable cash of $0.5 million from NHT Parties in connection with the then ongoing discussions concerning potential adjustments to restructure the transaction, which, in the event a transaction occurs, was to be credited against the acquisition purchase price.  This deposit was recognized as a reduction of strategic alternatives expense, net upon the termination of the Merger Agreement on September 18, 2020.

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

As a result of the above factors, the Company is taking actions at the corporate and hotel level, including, but not limited to:

•

Amending its secured credit facility with KeyBank National Association and the other lenders party thereto (the “credit facility”) on March 30, 2020 and November 16, 2020 to provide extension options out to March 1, 2022,  provide waivers / modifications of certain covenants, and establish of interest reserves for near term debt service payments as necessary (see further discussion of the Sixth and Eighth Amendments to the credit facility in Significant Debt Transactions below).

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

•	Seeking potential recovery of certain losses through insurance coverage.
•	Pursuing corporate cost reductions, including staffing reductions resulting in an approximately 30% decrease in non-consulting expenses compared to historical operations.
•

With its credit facility amended, representing approximately 72% of Condor’s debt, Condor approached its remaining lenders for various modifications. Two lenders representing approximately 22% of Condor’s debt have agreed (see Significant Debt Transactions below).

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

The Condor portfolio in the third quarter continued to achieve results through continuing difficult market conditions.  While Revenue per Available Room (“RevPAR”) declined 49.5% compared to the third quarter in 2019, it continued to improve from $29.50 in the second quarter achieving $44.72 in July, $48.78 in August, and $49.36 in September.  Occupancy continued improving from 33.9% in the second quarter to 56.5% for the month of September.  EBITDA margin was 17.7% even given the low $47.60 RevPAR for the quarter as the Company achieved significant reductions in labor costs and expenses on a per occupied room basis such as housekeeping and complimentary food costs.  The continuing portfolio improvement was driven by our efforts in capturing the growing leisure demand at the primarily drive to secondary non-urban hotel locations comprised of over 50% extended stay hotels.

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

Hotel Property Portfolio and Activity

Hotel Property Portfolio

The following table sets forth certain information with respect to the hotels owned by us as of September 30, 2020:

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

All of our properties are encumbered by either our credit facility or by mortgage debt at September 30, 2020.

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

Dispositions

There were no dispositions during the three or nine months ended September 30, 2020.

Operating Performance Metrics

The following tables present our same-store occupancy,  average daily rate (“ADR”), and RevPAR for all our hotels owned on September 30, 2020.  The statistics for the Company’s two hotels that were temporarily closed due to the effects of COVID-19, the Solomons Hilton Garden Inn, which was closed on April 2, 2020 and reopened on July 1, 2020, and the Leawood Aloft, which was closed on April 9, 2020 and reopened on July 1, 2020, include only the periods that the properties were operational.  With the exception of these COVID-19 related closures, same-store occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented, including 100% of the operating results of the property owned by the Atlanta JV in which the Company had an 80% interest prior to the purchase of the remaining 20% interest on February 14, 2020.  Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited or reviewed by our independent auditors.

	Three months ended September 30,
	2020			2019
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Total Same-Store Portfolio	53.15%	$89.56	$47.60	78.06%	$120.81	$94.31

	Nine months ended September 30,
	2020			2019
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Total Same-Store Portfolio	51.07%	$104.13	$53.17	80.17%	$126.87	$101.71

Total same-store RevPAR decreased by 49.5% in the third quarter of 2020, driven by both a decline in occupancy of 31.9% and a decline in ADR of 25.9% caused by the COVID-19 pandemic.  The Company’s largest declines in RevPAR were at the Leawood Aloft (66.2%), the San Antonio SpringHill Suites (65.7%), and the Atlanta Aloft (63.3%).  The least impacted hotels included the Tallahassee Home2 Suites (19.8%), the  Southaven Home2 Suites (28.3%), and the Lexington Home2 Suites (33.7%).

Similarly, total same-store RevPAR decreased by 47.7% in the three quarters of 2020, with occupancy decreasing by 36.3% and ADR decreasing by 17.9%.  The Company’s largest declines in RevPAR were at the Atlanta Aloft (61.1%), the San Antonio SpringHill Springs (60.2%), the Round Rock Home2 Suites (56.2%), and the Leawood Aloft (50.7%).  The least impacted hotels included the Southaven Home2 Suites (37.7%), the Tallahassee Home2 Suites (38.1%), the Atlanta Hotel Indigo (38.8%), and the Solomons Hilton Garden Inn (39.3%).

Results of Operations

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019 (in thousands)

	Three months ended September 30,
	2020	2019	Change
Revenue	$8,841	$14,666	$(5,825)
Hotel and property operations expense	(7,334)	(9,718)	2,384
Depreciation and amortization expense	(2,780)	(2,405)	(375)
General and administrative expense	(894)	(1,210)	316
Acquisition and terminated transactions expense	-	(1)	1
Strategic alternatives, net	(636)	(1,052)	416
Net loss on disposition of assets	(3)	(14)	11
Equity in loss of joint venture	-	(84)	84
Net gain (loss) on derivatives and convertible debt	131	(223)	354
Other expense, net	(4)	(27)	23
Interest expense	(2,103)	(1,912)	(191)
Income tax expense	(27)	(8)	(19)
Net loss	$(4,809)	$(1,988)	$(2,821)

Revenue

Revenue decreased by a total of $5,825, or 39.7%, as a result of the decreases in RevPAR resulting from the COVID-19 pandemic as discussed above, partially offset by $1,125 in increased revenue resulting from the acquisition of the remaining interest in the Atlanta JV in the first quarter of 2020.

Operating Expenses and Interest Expense

Hotel and property operations expense decreased by $2,384.  Increased operating expenses of $1,080 from the acquisition of the remaining interest in the Atlanta JV in the first quarter of 2020 were more than offset by decreased operating expenses due to decreased revenue and occupancy as discussed above.  Decreases in operating expenses did not keep pace with the sudden and unexpected declines in revenue caused by the COVID-19 pandemic during the third quarter of 2020.

Depreciation and amortization expense increased in total by $375 as a result of the acquisition of the remaining interest in the Atlanta JV during the first quarter of 2020.

General and administrative expense decreased by $316 driven by decreased compensation costs and decreased travel, office rent, and miscellaneous expenses as a result of the COVID-19 pandemic and decreased corporate activity.

In the third quarters of 2020 and 2019, significant expenses were recognized as strategic alternatives expenses, or costs incurred related to the Company’s strategic alternatives initiative that generated the Agreement and Plan of Merger and handled the ultimate termination of that agreement as discussed further above with Termination and Settlement of Agreement and Plan of Merger.    Additionally, during the second quarter of 2020, the Company received nonrefundable cash of $500 from NHT Parties in connection with the then ongoing discussions concerning potential adjustments to restructure the Agreement and Plan of Merger.  In the event a transaction occurred, the amount was to be credited against the acquisition purchase price.  This deposit was recognized as a reduction of strategic alternatives expense, net upon the termination of the Merger Agreement on September 18, 2020.

Interest expense increased in total by $191,  with an increase in debt outstanding due to the acquisition of the remaining interest in the Atlanta JV during the first quarter of 2020 being partially offset by a decrease in the weighted average interest rate on total debt outstanding due to changing market conditions (from 4.52% at September  30, 2019 to 3.63% at September 30, 2020).

Equity in Loss of Joint Venture

Equity in loss of joint venture decreased by $84 between the periods, to $0 in the third quarter of 2020, as a result of the acquisition of the remaining interest in the Atlanta JV during the first quarter of 2020, after which point the results from the Atlanta JV were fully consolidated and no longer recorded as an equity method investment.

Net Gain / Loss on Derivatives and Convertible Debt

The change in the gain/loss on derivatives and convertible debt was driven by differences in the value of the Company’s interest rate swap on its Wells Fargo debt, which is adjusted to fair market value each period, as a result of differences in the interest rate environment.  The fair value of this instrument increased by $123 during the third quarter of 2020, while during the third quarter of 2019, an unrealized loss of $126 was recognized.

Income Tax Expense

Income tax expense in both periods was driven primarily by income (loss) earned by the TRS as well as miscellaneous state taxes owed by the Company.  Management believes the combined federal and state income tax rate for the TRS will be approximately 24%.  Beginning with the second quarter of 2020 and continuing through September 30, 2020, after an assessment of the realizability of deferred tax assets based on projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies, the Company recognized a full valuation allowance against net deferred tax assets, leading to a valuation allowance of $1,170 recorded as of September 30, 2020.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019 (in thousands)

	Nine months ended September 30,
	2020	2019	Change
Revenue	$26,879	$46,746	$(19,867)
Hotel and property operations expense	(22,238)	(29,266)	7,028
Depreciation and amortization expense	(8,267)	(7,161)	(1,106)
General and administrative expense	(3,101)	(4,445)	1,344
Acquisition and terminated transactions expense	-	(15)	15
Strategic alternatives, net	(860)	(1,886)	1,026
Net gain (loss) on disposition of assets	(13)	9	(22)
Equity in earnings of joint venture	80	595	(515)
Net loss on derivatives and convertible debt	(609)	(916)	307
Other expense, net	(90)	(80)	(10)
Interest expense	(6,153)	(6,169)	16
Income tax (expense) benefit	340	(655)	995
Net loss	$(14,032)	$(3,243)	$(10,789)

Revenue

Revenue decreased by a total of $19,867, or 42.5%, as a result of the decreases in RevPAR resulting from the COVID-19 pandemic as discussed above, partially offset by $2,485 in increased revenue resulting from the acquisition of the remaining interest in the Atlanta JV in the first quarter of 2020.  Additionally, decreased revenue from the Solomons Quality Inn, which was sold at the end of the first quarter of 2019, contributed $63 to the decrease in total revenue.

Operating Expenses and Interest Expense

Hotel and property operations expense decreased by $7,028.  Increased operating expenses of $2,574 from the acquisition of the remaining interest in the Atlanta JV in the first quarter of 2020 were more than offset by decreased operating expenses due to decreased revenue and occupancy as discussed above.  Decreases in operating expenses did not keep pace with the sudden and unexpected declines in revenue caused by the COVID-19 pandemic during 2020.

Depreciation and amortization expense increased in total by $1,106 as a result of the acquisition of the remaining interest in the Atlanta JV during the first quarter of 2020.

General and administrative expense decreased by $1,344 driven by decreased compensation costs and decreased travel, office rent, and miscellaneous expenses as a result of the COVID-19 pandemic and decreased corporate activity.

During the first three quarters of 2020 and 2019, significant expenses were recognized as strategic alternatives expenses, or costs incurred related to the Company’s strategic alternatives initiative that generated the Agreement and Plan of Merger and handled the ultimate termination of that agreement as discussed further above with Termination and Settlement of Agreement and Plan of Merger.    Additionally, during the second quarter of 2020, the Company received nonrefundable cash of $500 from NHT Parties in connection with the then ongoing discussions concerning potential adjustments to restructure the Agreement and Plan of Merger.  In the event a transaction occurred, the amount was to be credited against the acquisition purchase price.  This deposit was recognized as a reduction of strategic alternatives expense, net upon the termination of the Merger Agreement on September 18, 2020.

Interest expense remained relatively stable between the periods, decreasing in total by $16, with an increase in debt outstanding due to the acquisition of the remaining interest in the Atlanta JV offset by a decrease in the weighted average interest rate on total debt outstanding due to changing market conditions (from 4.52% at September 30, 2019 to 3.63% at September 30, 2020).

Equity in Earnings of Joint Venture

Equity in earnings of joint venture decreased by $515 between the periods as a result of the acquisition of the remaining interest in the Atlanta JV during the first quarter of 2020, after which point the results from the Atlanta JV were fully consolidated and no longer recorded as an equity method investment.

Net Loss on Derivatives and Convertible Debt

The net losses on derivatives and convertible debt were driven by changes value of the Company’s interest rate swap on its Wells Fargo debt, which is adjusted to fair market value each period, as a result of differences of decreases in interest rates during both periods.

Income Tax Expense (Benefit)

Income tax expense in both periods was driven primarily by income (loss) earned by the TRS as well as miscellaneous state taxes owed by the Company.  Management believes the combined federal and state income tax rate for the TRS will be approximately 24%.  Beginning with the second quarter of 2020 and continuing through September 30, 2020, after an assessment of the realizability of deferred tax assets based on projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies, the Company recognized a full valuation allowance against net deferred tax assets, leading to a valuation allowance of $1,170 recorded as of September 30, 2020.

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

Funds from Operations (“FFO”) & Adjusted FFO (“AFFO”)

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net earnings or loss computed in accordance with GAAP, excluding gains or losses from sales of real estate assets, impairment, and the depreciation and amortization of real estate assets.  FFO is calculated both for the Company in total and as FFO attributable to common shares and common units, which is FFO reduced by preferred stock dividends.  AFFO is FFO attributable to common shares and common units adjusted to exclude items we do not believe are representative of the results from our core operations, including non-cash gains or losses on derivatives and convertible debt, stock-based compensation expense, amortization of certain fees, losses on debt extinguishment, and in-kind dividends above stated rates, and cash charges for acquisition and terminated transaction and strategic alternatives costs, net of related receipts. All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

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

The following table reconciles net earnings (loss) to FFO and AFFO for the three and nine months ended September 30, 2020 and 2019 (in thousands). All amounts presented include our portion of the results of our unconsolidated Atlanta JV prior to our acquisition of the remaining 20% interest from our joint venture partner on February 14, 2020.

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net loss to FFO and AFFO	2020	2019	2020	2019
Net loss	$(4,809)	$(1,988)	$(14,032)	$(3,243)
Depreciation and amortization expense	2,780	2,405	8,267	7,161
Depreciation and amortization expense from JV	-	299	145	895
Net (gain) loss on disposition of assets	3	14	13	(9)
Net loss on disposition of assets from JV	-	2	-	2
FFO	(2,026)	732	(5,607)	4,806
Dividends declared and undeclared on preferred stock	(169)	(145)	(458)	(434)
FFO attributable to common shares and common units	(2,195)	587	(6,065)	4,372
Net (gain) loss on derivatives and convertible debt	(131)	223	609	916
Net loss on derivatives from JV	-	-	-	1
Acquisition and terminated transactions expense	-	1	-	15
Strategic alternatives expense, net	636	1,052	860	1,886
Stock-based compensation expense	70	141	236	901
Amortization of deferred financing fees	284	286	829	981

Amortization of deferred financing fees from JV	-	143	93	234
Loss on extinguishment of debt from JV	-	138	-	138
AFFO attributable to common shares and common units	$(1,336)	$2,571	$(3,438)	$9,444

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), EBITDAre, Adjusted EBITDAre, and Hotel EBITDA

We calculate EBITDA, EBITDAre, and Adjusted EBITDAre by adding back to net earnings or loss certain non-operating expenses and certain non-cash charges which are based on historical cost accounting that we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods. In calculating EBITDA, we add back to net earnings or loss interest expense, loss on debt extinguishment, income tax expense, and depreciation and amortization expense.  NAREIT adopted EBITDAre in order to promote an industry-wide measure of REIT operating performance.  We adjust EBITDA by adding back net gain/loss on disposition of assets and impairment charges to calculate EBITDAre.  To calculate Adjusted EBITDAre, we adjust EBITDAre to add back acquisition and terminated transactions expense and strategic alternatives expense, net of related receipts, which are cash charges. We also add back stock-based compensation expense and gain/loss on derivatives and convertible debt, which are non-cash charges.  EBITDA, EBITDAre, and Adjusted EBITDAre, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table reconciles net earnings (loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA for the three and nine months ended September 30, 2020 and 2019 (in thousands). All amounts presented include our portion of the results of our unconsolidated Atlanta JV prior to our acquisition of the remaining 20% interest from our joint venture partner on February 14, 2020.

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net loss to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA	2020	2019	2020	2019
Net loss	$(4,809)	$(1,988)	$(14,032)	$(3,243)
Interest expense	2,103	1,912	6,153	6,169
Interest expense from JV	-	536	225	1,645
Income tax expense (benefit)	27	8	(340)	655
Loss on extinguishment of debt from JV	-	138	-	138
Depreciation and amortization expense	2,780	2,405	8,267	7,161
Depreciation and amortization expense from JV	-	299	145	895
EBITDA	101	3,310	418	13,420
Net loss (gain) on disposition of assets	3	14	13	(9)
Net loss on disposition of assets from JV	-	2	-	2
EBITDAre	104	3,326	431	13,413
Net loss (gain) on derivatives and convertible debt	(131)	223	609	916

Net loss on derivative from JV	-	-	-	1
Stock-based compensation expense	70	141	236	901
Acquisition and terminated transactions expense	-	1	-	15
Strategic alternatives expense, net	636	1,052	860	1,886
Adjusted EBITDAre	679	4,743	2,136	17,132
General and administrative expense, excluding stock compensation expense	824	1,069	2,865	3,544
Other expense, net	4	27	90	80
Unallocated hotel and property operations expense	55	86	278	153
Hotel EBITDA	$1,562	$5,925	$5,369	$20,909

Revenue	$8,841	$14,666	$26,879	$46,746
JV revenue	-	2,446	1,218	8,092
Condor and JV revenue	$8,841	$17,112	$28,097	$54,838
Hotel EBITDA as a percentage of revenue	17.7%	34.6%	19.1%	38.1%

Liquidity, Capital Resources, and Equity Transactions

Liquidity Requirements

As previously discussed, due to the COVID-19 pandemic, the hospitality industry has experienced significant drops in demand. We temporarily closed two of our hotels during the second quarter of 2020, both of which reopened on July 1, 2020.  We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material negative impact on the hospitality industry, and thus on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic.  While we cannot assure you that that the assumptions used to estimate our future liquidity will be correct, the Company believes it can generate the liquidity required to operate through the crisis through a combination of the continued operation of our portfolio with significant cost reduction measures in place, the proceeds from the termination of the Merger Agreement (see discussion in Termination and Settlement of Agreement and Plan of Merger above) and, if necessary, additional debt and equity financings.  However, there can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all.

Additionally, although the Company was in compliance with, or obtained waivers with respect to, all its debt covenants as of September 30, 2020, management has determined that the Company may violate certain financial covenants under its debt agreements within the next twelve months if covenant waivers or amendments are not obtained. If the Company were to violate one or more financial covenants, the lenders could declare the Company in default and could accelerate the amounts due under a portion or all of the Company’s outstanding debt. The Company believes it will receive such waivers or amendments before any covenants are violated. However, any waivers or amendments would be granted at the sole discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or amendments.

Based on a combination of these factors and the guidance in U.S. GAAP that requires that, in making this determination for the one year period following the date of the financial statements, the Company cannot consider future fundraising activities or the likelihood of obtaining covenant waivers or amendments, all of which are outside of the Company's sole control, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern for the one year period after the date the financial statements are issued.  Management believes it will obtain required waivers or amendments from its lenders before any covenants are violated given that conditions are not exclusive to the Company and based on the actions of lenders thus far in this crisis, including waivers or amendments already granted to the Company.  However, there can be no assurance that the Company will be able to obtain waivers or amendments on acceptable terms or at all.  The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Sources and Uses of Cash

Cash provided by (used in) Operating Activities.  Our cash related to operations was ($2.3 million) and $9.6 million for the nine months ended September 30, 2020 and 2019, respectively.  The decrease in operating cash flows was the result of a decrease in net income, after adjustment for non-cash items, of $11.5 million.  Changes in operating assets and liabilities between the periods were individually insignificant.

Cash provided by (used in) Investing Activities.  Our cash flows related to investing activities were ($7.1 million) and $4.6 million for the nine months ended September 30, 2020 and 2019, respectively.  The decrease in these cash flows in 2020 was driven by the $7.2 million in cash, net, spent in the first quarter of 2020 to acquire the remaining interest in the Atlanta JV as well as $4.2 million in cash received related to the sale of hotel properties in the first quarter of 2019 that did not recur in 2020.  Additionally, capital expenditures related to property maintenance and upgrades decreased by $0.8 million as a result of COVID-19 related cash constraints and distributions from the Atlanta JV declined by $1.2 million as a result of the purchase of the Atlanta JV prior to the receipt of a second and third quarter 2020 distribution.

Cash provided by (used in) Financing Activities.  Our cash flows related to financing activities were $10.4 million and ($11.4 million) for the nine months ended September 30, 2020 and 2019, respectively.  This increase was primarily the result of increased net cash inflows from debt activities of $14.3 million, resulting from cash drawn under the credit facility to acquire the remaining interest in the Atlanta JV during the first quarter of 2020 as well as the absence of debt repayments associated with property sales that occurred in the first quarter of 2019.  Additionally, $7.3 million was paid for dividends during the first three quarters of 2019 that were not paid in 2020.

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

•

Provides for an interest reserve account, which was funded with $1.7 million on March 30, 2020.  The funds are available to make interest payments under the credit facility upon the satisfaction of certain conditions, including if the Company’s unrestricted cash balance is less than $1.5 million.  The entirety of this reserve account was used to make interest payments prior to September 30, 2020.

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
•

Permits the withdrawal of $0.7 million from the FF&E reserve under the loan agreement between May 2020 and September 2020 to pay operating expenses of the borrowers thereunder, all of which was withdrawn for this purpose prior to September 30, 2020.

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

Subsequent to the end of the quarter, on November 16, 2020, the Company entered into the Eighth Amendment to its credit facility with KeyBank which extends the initial testing date for the financial covenants on debt yield and fixed charge coverage ratio to November 30, 2020.

Outstanding Debt

At September 30, 2020, we had long-term debt of $180.3 million, with a weighted average term to maturity of 1.0 years and a weighted average interest rate of 3.63%.  Of this total, at September 30, 2020, $24.9 million was fixed rate debt with a weighted average term to maturity of 1.5 years and a weighted average interest rate of 4.09% and $155.4 million was variable rate debt with a weighted average term to maturity of 0.8 years and a weighted average interest rate of 3.55%. At December 31, 2019, we had long-term debt of $135.4 million with a weighted average term to maturity of 1.5 years and a weighted average interest rate of 4.22%.  Of this total, at December 31, 2019, $22.9 million was fixed rate debt with a weighted average term to maturity of 2.3 years and a weighted average interest rate of 4.41% and $112.5 million was variable rate debt with a weighted average term to maturity of 1.2 years and a weighted average interest rate of 4.18%.

Aggregate annual principal payments on debt for the remainder of 2020 and thereafter are as follows (in thousands):

Total
Remainder of 2020	$305
2021	146,120
2022	25,844
2023	214
2024	7,839
Thereafter	-
Total	$180,322

Financial Covenants

We are required to satisfy various financial covenants within our debt agreements, including the following financial covenants within our credit facility with KeyBank:

•

Debt Yield:  The ratio of adjusted net operating income for the borrowing base properties to indebtedness outstanding under the credit facility cannot be less than 10%.  The covenant is first tested on November 30, 2020 and for purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•	Consolidated Leverage Ratio: The ratio of consolidated total indebtedness to consolidated total asset value cannot exceed 60%.
•

Fixed Charge Coverage Ratio: The ratio of adjusted consolidated EBITDA to consolidated fixed charges cannot be less than 1.50 to 1 as of the end of the fiscal period ending November 30, 2020 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

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

As a result of the actual and anticipated impact of the COVID-19 virus on the hotel industry generally, (a) the Company has received waivers from Great Western Bank with respect to compliance with its quarterly debt service coverage ratios (consolidated and for the Leawood Aloft collateral) for September 30, 2020 and (b) the Company and certain of its other lenders have modified various financial covenants for September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021  (by suspending measurements, providing for lower covenants,  and/or using annualized results).

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

As of September 30, 2020, we are not in default of any of our loans.

Contractual Obligations

Below is a summary of our contractual obligations as of September 30, 2020 and the effect such obligations are expected to have on our future liquidity and cash flows (in thousands):

		Payments due by period
Contractual obligations	Total	Remainder of 2020	2021-2022	2023-2024	2025 and After
Long-term debt including interest (1)	$191,836	$3,405	$179,772	$8,659	-
Equipment leases	79	5	41	8	25
Total contractual obligations	$191,915	$3,410	$179,813	$8,667	$25

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at September 30, 2020.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At September 30, 2020, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt and the embedded redemption right in the 6.25% Series E Cumulative Convertible Preferred Stock (the “Series E Preferred Stock”) that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.  From time to time, we may enter into interest rate swap agreements or other interest rate hedging agreements.  At September 30, 2020, we have an interest rate swap in place which effectively locks the variable interest rate on our Wells Fargo debt (September 30, 2020 balance of $25.5 million) at 4.44% and an interest rate cap in place which caps the 30-day LIBOR interest rate on $30.0 million of our credit facility (September 30, 2020 balance of $129.9 million) at 3.35%.  We do not intend to enter into derivative or interest rate transactions for speculative purposes.

The table below provides information about financial instruments that are sensitive to changes in interest rates.  The table presents scheduled maturities, including the amortization of principal and related weighted-average interest rates for the debt maturing in each specified period (dollars in thousands) as of September 30, 2020.  For the purposes of this presentation, the Wells Fargo debt is considered fixed rate debt as the variable interest rate is effectively locked with the previously discussed interest rate swap.

	2020	2021	2022	2023	2024	Total
Fixed rate debt	$305	$16,175	$25,844	$214	$7,839	$50,377
Average fixed interest rate	3.24%	4.04%	4.34%	4.54%	4.54%	4.27%
Variable rate debt	$-	$129,945	$-	$-	$-	$129,945
Average variable interest rate	-%	3.75%	-%	-%	-%	3.75%
Total debt	$305	$146,120	$25,844	$214	$7,839	$180,322
Total average interest rate	3.24%	3.78%	4.34%	4.54%	4.54%	3.90%

At September 30, 2020, approximately 28% of our outstanding debt is subject to fixed interest rates or effectively locked with an interest rate swap, while 72% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at September 30, 2020 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties would decrease by approximately $1.3 million per year.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (a) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures and (b) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Modification of KeyBank Credit Facility

On November 16, 2020, the Company entered into an Eighth Amendment to Credit Agreement among the operating partnership, as borrower, the Company and the subsidiary guarantors party thereto, as guarantors, KeyBank National Association and the other lenders party thereto, as lenders, and KeyBank National Association, as administrative agent (the “Eighth Amendment”).  The Eighth Amendment amends the Credit Agreement dated as of March 1, 2017, as amended by the First Amendment dated as of May 11, 2017, Second Amendment dated as of December 13, 2017, Third Amendment dated as of March 8, 2019, Fourth Amendment dated as of May 3, 2019, Fifth Amendment dated as of August 9, 2019, Sixth Amendment dated as of March 30, 2020 and Seventh Amendment dated as of May 13, 2020 (collectively, the “Credit Agreement”).  The Credit Agreement is described in the Company’s Current Reports on Form 8-K dated March 1, 2017, May 11, 2017, December 13, 2017 and March 5, 2019, Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019, June 30, 2019 and March 31, 2020 and Annual Report on Form 10-K for the year ended December 31, 2019, and is incorporated herein by reference.

The Eighth Amendment extends the initial testing date for the financial covenants on debt yield and fixed charge coverage ratio to November 30, 2020.

Some of the lenders in the Credit Agreement and /or their affiliates have other business relationships with the Company involving the provision of financial and bank-related services, including cash management and treasury services, and have participated in the Company's prior debt financings and sales of securities.

The foregoing summary of the Eighth Amendment does not purport to be complete and is qualified in its entirety by reference to the Eighth Amendment, a copy of which is attached as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6.  EXHIBITS

10.1*

Eighth Amendment to Credit Agreement dated as of November 16, 2020 among Condor Hospitality Limited Partnership, as Borrower, the Company and the subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent.

31.1*	Section 302 Certificate of Chief Executive Office
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
November 16, 2020
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

/s/ Jill Burger
Jill Burger
Chief Financial Officer and Chief Accounting Officer