Form 10-K
period 2020-12-31
CONDOR HOSPITALITY TRUST, INC.
filed 2021-03-18
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________

Commission file number: 001-34087

Condor Hospitality Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	52-1889548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1800 West Pasewalk Avenue, Ste. 120, Norfolk, NE	68701
(Address of principal executive offices)	(Zip Code)

(301)  861-3305

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value per share	CDOR	NYSE American

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

As of June 30, 2020 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $22.6 million based on the price at which the common stock was last sold on that date as reported on the NYSE American. At March 12, 2021, there were 12,020,141 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2020, are incorporated into Part III.

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

PART I

ITEM 1. BUSINESS

References to the “Company”, “we,” “our,” and “us,” refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.    The descriptions of the Company in this Part I are as of the filing of this Form 10-K on March 18, 2021.

Overview

Condor Hospitality Trust, Inc. was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. Our common stock began  trading on October 30, 1996 and today trades under the symbol “CDOR” on the NYSE American stock exchange.

The Company is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of December 31, 2020, the Company owned 15 hotels, representing 1,908 rooms, in eight states.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (the “operating partnership”), for which we serve as general partner. As of December 31, 2020, we owned an approximate 99.9% ownership interest in the operating partnership.  In the future, the operating partnership may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

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

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand has been significantly reduced. See further discussion in Item 7 of this Annual Report on Form 10-K, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Termination and Settlement of Agreement and Plan of Merger

On September 18, 2020, the Company terminated the Agreement and Plan and Merger, dated July 19, 2019, as amended (the “Merger Agreement”), by and among the Company, Condor Hospitality Limited Partnership (together with the Company, the “Company Parties”), NHT Operating Partnership, LLC (“Parent”), NHT REIT Merger Sub, LLC (“Merger Sub”) and NHT Operating Partnership II, LLC (“Merger OP”, and together with Parent and Merger Sub, the “Parent Parties”).  Pursuant to the Merger Agreement, the Company was to be acquired by Parent in a merger transaction.

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

Pursuant to the Settlement Agreement, the NHT Parties made three payments to the Company totaling $7.0 million.  All payments were received during the fourth quarter of 2020 and recorded as a reduction of strategic alternatives expense, net upon receipt.    Upon timely payment of all of the Settlement Payments, the NHT Parties’ settlement liability was satisfied in full.  In exchange for these payment obligations, the NHT Parties have been released from all claims or liabilities relating to the Merger Agreement.  Pursuant to the Settlement Agreement, the Company Parties also have been released from all claims or liabilities relating to the Merger Agreement.

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

Our 15  hotels owned at December 31, 2020 operate under the following national and independent brands:

Franchise Brand	Number of Hotels	Number of Rooms
Aloft (1)	2	410
Courtyard by Marriott (1)	1	120
Fairfield Inn & Suites (1)	1	124
Hampton Inn & Suites (2)	1	130
Hilton Garden Inn (2)	1	100
Home2 Suites (2)	5	524
Hotel Indigo (3)	1	142
Residence Inn (1)	1	120
SpringHill Suites (1)	1	116
TownePlace Suites (1)	1	122
Total	15	1,908

(1)	Aloft®, Courtyard by Marriott®, Fairfield Inn & Suites®, Residence Inn®, Springhill Suites®, and TownePlace Suites® are registered trademarks of Marriott International.
(2)	Hampton Inn®, Hilton Garden Inn®, and Home2 Suites® are registered trademarks of Hilton Hotels Corporation.
(3)	Hotel Indigo® is a registered trademark of InterContinental Hotels Group.

The franchisor of two of our hotels advised us in  2019 that both of the hotels had dropped below the required level for guest satisfaction surveys, and that if the hotels do not achieve compliance, it reserves the right to elect to terminate the relevant franchise agreements.  While the Company believes that it has corrected all deficiencies, the franchisor has informed us that they are not reassessing the accountability status of any properties until at the earliest July 2021.

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

Our 15 hotels owned at December 31, 2020 are operated by the following third-party management companies:

Management Company	Number of Hotels	Number of Rooms
Aimbridge Hospitality	13	1,715
Cherry Cove Hospitality Management, LLC	1	100
InnVentures	1	93
Total	15	1,908

Seasonality of Hotel Business

Historically, as a result of the geographic areas in which we operate, the operations of our hotels have been seasonal in nature.  Generally, occupancy rates, revenue, and operating income have been greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of our hotels located in Florida, which experience peak demand in the first and fourth quarters of the year.  The historical trend has been disrupted as a result of COVID-19.  For the year ended December 31, 2020, the first quarter of the year had higher revenue, operating income, and cash flow as hotel demand declined significantly as a result of COVID-19 beginning in March 2020.

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

Employees

At December 31, 2020, the Company had six employees.  The staff at our hotels are employed by our third-party hotel managers.

Available Information

Our executive offices are located at 1800 West Pasewalk Avenue, Suite 120,  Norfolk, Nebraska 68701, our telephone number is (301) 861-3305, and we maintain an Internet website located at www.condorhospitality.com.  Our annual reports on Form 10-K and quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge on our website as soon as reasonably practicable after they are filed with the SEC.  We also make available the charters of our board committees and our Code of Business Conduct and Ethics on our website.  Copies of these documents are available in print to any shareholder who requests them.  Requests should be sent to Condor Hospitality Trust, Inc., 1800 West Pasewalk Avenue, Suite 120,  Norfolk,  NE 68701, Attn: Corporate Secretary.

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

For presentation purposes only, we categorize the risk factors into four broad categories:

•	Risk Related to Our Business & Operations
•	Risks Related to Our Structure & Organization

•	General Risks

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

Since January 1, 2015, we have sold 55 hotels and our business strategy includes the disposition of assets.  We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our disposition strategy. In the event that we cannot fully execute our disposition strategy or realize the benefits therefrom, we may not be able to fully execute our growth strategy. There cannot be any assurances that we will sell any hotels, including the hotels currently under contract for sale on the contracted terms or at all as the closing of the sale of such hotels is subject to the satisfaction of customary closing conditions, some of which may not be satisfied.

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

At December 31, 2020, we had long-term debt of $168.3 million, of which $118.1 million is variable rate debt without an interest rate swap in place that effectively locks its interest rate.  We may enter into new credit facilities or loans where the debt accrues interest at floating rates, or we may refinance debt that currently accrues interest at lower fixed rates.  Higher interest rates could increase our debt service requirements and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future investment opportunities, or other purposes. We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts, or similar agreements—to “hedge” against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

Operating our hotels under franchise agreements could adversely affect distributions to our shareholders.

At December 31, 2020,  all of our hotels operate under third party franchise agreements and we are subject to the risks of concentrating our hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to any one of our particular brands. Risks associated with our brands could adversely affect our lease revenues and the amounts available for distribution to our shareholders.

The maintenance of the franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. Our franchisors periodically inspect our hotels to ensure that we and the TRS follow their standards. Failure to maintain these standards or other terms and conditions could result in a franchise license being canceled.  For example, one of our franchisors advised us in February 2019 that two of our hotels have dropped below the required level for guest satisfaction surveys, and that if the hotels do not achieve compliance, it reserves the right to elect to terminate the franchise agreements.  While the Company believes that it has corrected all deficiencies, the franchisor has informed us that they are not reassessing the accountability status of any properties until at the earliest July 2021.    As a condition of our continued holding of a franchise license, a franchisor could possibly require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital expenditures.

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

Our two largest shareholders hold significant voting power and have the right to designate directors, which provides these shareholders with significant power to influence our business and affairs.

Real Estate Strategies, L.P. (“RES”, which also includes affiliated entities) holds 27.8% and SREP III Flight-Investco, L.P. (“SREP”, which also includes affiliated entities) holds 24.2% of the common stock as of December 31, 2020.  RES and SREP each have a contractual preemptive right, but not the obligation, to purchase up to their pro rata share (based on their ownership on a fully diluted basis) of any equity securities we offer in future offerings on the same terms as other investors.  RES has had the right to designate up to four directors, and SREP has had the right to designate up to three directors, with the number of directors that each may designate based on their respective voting power. RES and SREP each currently have the right to separately designate three directors to our board of directors at the annual meeting of shareholders.  Each of RES and SREP in their respective agreements with us has agreed to vote for the election of the incumbent members of the board of directors and their successors nominated by the nominating committee of the board of directors.  As a consequence, the election of the six directors designated by RES and SREP is assured.

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

RES and SREP, our two largest shareholders, own all of the issued and outstanding shares our 6.25% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”).  The Series E Preferred Stock ranks senior to our common stock and any other preferred stock issuances and receives preferential cumulative cash dividends at a rate of 6.25% annually per annum of the $10.00 face value per share. If we fail to pay a dividend, then during the period that dividends are not paid, additional dividends accrue at a rate of 9.50% per annum on the unpaid amount.  Dividends on the Series E Preferred Stock accrue whether or not we have earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared, and whether or not such dividends are prohibited by agreement.

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

A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We undertook specific disposition programs beginning in 2001 (that included the sale of 23 hotels through December 31, 2004) and 2008 (that included the sale of 125 hotels through December 31, 2020). We held the disposed hotels for an average period of 14.5 years and did not acquire the hotels for purposes of resale. We believe that such sales are not prohibited transactions. However, if the IRS would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.

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

Our articles of incorporation permit our board, in its sole discretion, to exempt a person from the 9.9% ownership limitation if the person provides representations and undertakings that enable our board to determine that granting the exemption would not result in the loss of our REIT qualification. Under the IRS rules, REIT shares owned by certain entities are considered owned proportionately by owners of the entities for REIT qualification purposes. RES and SREP each provided a letter at the time of the issuance of the common stock and Series E Preferred Stock that permitted our board to grant such an exemption. The stock ownership by RES and SREP, which was permitted with our board’s approval, represents such substantial voting power that it may limit the ability of a third party to acquire control of our company.

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

General Risks

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

The extent to which our business will continue to be affected by the coronavirus will largely depend on future developments which we cannot accurately predict, and its impact on customer travel,  including the duration of the outbreak, the continued spread and treatment of the coronavirus, and new information and developments that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. To the extent that travel activity in the U.S. is and will be materially and adversely affected by the coronavirus, business and financial results of the hospitality industry, and thus our business and financial results, could be materially and adversely impacted.

Since late March 2020, similar to the conditions affecting the hospitality industry as a whole, we have experienced occupancy declines at many of our properties which have and will continue to require us to adjust our business operations, and will have impact on our operating income and may potentially impact future compliance with our debt covenants.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Company headquarters is located in Norfolk, Nebraska. The following table sets forth certain information with respect to the hotels owned by us as of December 31, 2020:

Hotel Name	City	State	Rooms	Acquisition Date	Purchase Price (in thousands)
Hilton Garden Inn	Dowell/Solomons	MD	100	05/25/2012	$11,500
SpringHill Suites	San Antonio	TX	116	10/01/2015	$17,500
Courtyard by Marriott	Jacksonville	FL	120	10/02/2015	$14,000
Hotel Indigo	College Park	GA	142	10/02/2015	$11,000
Aloft (1)	Atlanta	GA	254	08/22/2017	$43,550
Aloft	Leawood	KS	156	12/14/2017	$22,500
Home2 Suites	Lexington	KY	103	03/24/2018	$16,500
Home2 Suites	Round Rock	TX	91	03/24/2018	$16,750
Home2 Suites	Tallahassee	FL	132	03/24/2018	$21,500
Home2 Suites	Southaven	MS	105	04/14/2018	$19,000
Hampton Inn & Suites	Lake Mary	FL	130	06/19/2018	$19,250
Fairfield Inn & Suites	El Paso	TX	124	08/31/2018	$16,400
Residence Inn	Austin	TX	120	08/31/2018	$22,400
TownePlace Suites	Austin	TX	122	01/18/2019	$19,750
Home2 Suites	Summerville	SC	93	02/21/2019	$16,325
Total Rooms			1,908		$287,925

(1)

Represents the purchase statistics from the purchase of this hotel by the originally 80% owned unconsolidated Atlanta joint venture that owned the Atlanta Aloft property (the “Atlanta JV”).  The Company purchased the remaining 20% interest in the Atlanta JV from our joint venture partner on February 14, 2020 for $7.3 million.

All of our properties are encumbered by either our revolving credit agreement or by mortgage debt at December 31, 2020.  Additional property information is found in Item 8 Schedule III of this Annual Report on Form 10-K.

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

Shareholder Information

As of March 12, 2021, the approximate number of holders of record of our common stock was 68.  However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.

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

The Company is prohibited from making dividends under its revolving credit facility with Key Bank (the “credit facility”); provided, that the Company can (a) make an initial dividend that does not exceed 50% of the funds available for distribution for the prior three fiscal quarters and (b) make subsequent dividends that do not (in the aggregate) exceed 50% of the funds available for distribution for any period of four consecutive fiscal quarters.  Any such dividend is subject to satisfaction of certain conditions, including (a) that no default has occurred and is continuing (or would occur as a result of the dividend), (b) that new appraisals or updates to existing appraisals are obtained with respect to the borrowing base properties, (c) that any preferred dividend must be included in the calculation of fixed charges as if paid in the preceding fiscal quarter, (d) that the Company must maintain at least $10.0 million of liquidity (after the dividend), (e) that the Company must maintain a 1.50 to 1 fixed charge coverage ratio for each of the prior three fiscal quarters and (f) that the Company must maintain a borrowing base leverage ratio of 60% or less.

There were no distributions made in 2020.  For income tax purposes, distributions paid per share for the years ended December 31, 2019 and 2018 were characterized as follows:

	For the year ended December 31,
	2019		2018
	Amount	%	Amount	%
Common Shares:
Ordinary income	$-	-	$-	-
Capital gain	-	-	-	-
Return of capital	0.585000	100%	0.975000	100%
Total	$0.585000	100%	$0.975000	100%

Series E Preferred Stock:
Ordinary income	$-	-	$-	-
Capital gain	-	-	-	-
Return of capital	0.468750	100%	0.625000	100%
Total	$0.468750	100%	$0.625000	100%

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

Share Performance

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock for the period December 31, 2015 through December 31, 2020, with the cumulative total return on the SNL Securities Hotel REIT Index, the Russell 2000 Index, and the NYSE Composite Index for the same period.  The SNL Hotel REIT Index is comprised of publicly traded REITs that focus on investments in hotel properties.

The comparison assumes a starting investment of $100 on December 31, 2015 in our common stock and in each of the indices shown and assumes that all dividends are reinvested.  The performance graph is not necessarily indicative of future investment performance.

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

	As of and for the years ended December 31,
In thousands, except per share data
	2020	2019	2018	2017	2016

Revenue
Room rentals and other hotel services	$35,188	$61,052	$65,057	$55,453	$50,647
Operating expense
Hotel and property operations	29,563	38,769	41,008	37,134	37,092
Depreciation and amortization	10,956	9,568	9,475	6,898	5,190
General and administrative	4,006	5,700	6,217	6,552	5,792
Acquisitions and terminated transactions	-	38	205	1,250	550
Equity transaction and strategic alternatives, net	(4,706)	2,110	-	343	-
Total operating expenses	39,819	56,185	56,905	52,177	48,624
Operating income (loss)	(4,631)	4,867	8,152	3,276	2,023
Net gain (loss) on disposition of assets	(18)	(36)	5,570	6,807	23,132
Equity in earnings (loss) of joint venture	80	190	(218)	190	(244)
Net gain (loss) on derivatives and convertible debt	(6,331)	(1,071)	317	436	6,377
Other income (expense), net	(65)	(104)	(83)	(111)	55
Interest expense	(8,481)	(7,976)	(8,326)	(5,174)	(4,710)
Loss on debt extinguishment	-	-	-	(967)	(2,187)
Impairment (loss) recovery, net	-	-	93	(2,151)	(1,477)
Earnings (loss) from continuing operations before income taxes	(19,446)	(4,130)	5,505	2,306	22,969
Income tax (expense) benefit	375	(937)	(335)	595	(125)
Earnings (loss) from continuing operations	(19,071)	(5,067)	5,170	2,901	22,844
Gain from discontinued operations, net of tax	-	-	-	-	678
Net earnings (loss)	(19,071)	(5,067)	5,170	2,901	23,522
(Earnings) loss attributable to noncontrolling interest	7	19	195	(20)	(727)
Net earnings (loss) attributable to controlling interests	(19,064)	(5,048)	5,365	2,881	22,795
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(617)	(578)	(578)	(12,243)	(20,748)
Net earnings (loss) attributable to common shareholders	$(19,681)	$(5,626)	$4,787	$(9,362)	$2,047

Weighted average number of common shares - basic	11,967	11,856	11,784	9,438	761
Weighted average number of common shares - diluted	11,967	11,856	11,886	9,438	5,536

Earnings per Share
Continuing operations - Basic	$(1.59)	$(0.48)	$0.40	$(1.00)	$1.82
Discontinued operations - Basic	-	-	-	-	0.85
Total - Basic Earnings (Loss) per Share	$(1.59)	$(0.48)	$0.40	$(1.00)	$2.67
Diluted Earnings Per Share (EPS)
Continuing operations - Diluted	$(1.59)	$(0.48)	$0.40	$(1.00)	$0.78
Discontinued operations - Diluted	-	-	-	-	0.13
Total - Diluted Earnings (Loss) per Share	$(1.59)	$(0.48)	$0.40	$(1.00)	$0.91
Balance sheet data
Total investment in hotel properties, net	$265,831	$222,063	$234,270	$219,580	$114,871
Cash and cash equivalents	$3,686	$2,584	$4,151	$5,441	$8,326
Total assets	$275,193	$236,941	$253,448	$242,980	$140,665
Total debt, net of deferred financing costs, including convertible debt at fair value	$183,401	$135,081	$137,930	$121,650	$64,035
Total equity	$76,281	$95,826	$107,852	$111,814	$70,799

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statement and Notes thereto. This section includes discussion of financial information as of and for the year ended December 31, 2020 and provides comparisons to the same information as of and for the year ended December 31, 2019. Comparisons of 2019 financial information to the same information for 2018 can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 31, 2020.

Overview

Condor Hospitality Trust, Inc. is a self-administered REIT for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.    Substantially all of our operations are conducted through Condor Hospitality Limited Partnership, our operating partnership, for which we serve as general partner.  As of December 31, 2020, the Company owned 15 hotels, representing 1,908 rooms, in eight states.

COVID-19 Pandemic

The novel coronavirus (COVID-19) has reduced travel significantly and adversely affected the hospitality industry in general.  The actual and threatened spread of COVID-19 globally or in the regions in which we operate, or future widespread outbreak of infectious or contagious disease, can continue to reduce national and international travel in general.  The extent to which the hospitality industry, and thus our business, will be affected by COVID-19 will largely depend on future developments which we cannot accurately predict, and the impact on customer travel, including the duration of the outbreak, the continued spread and treatment of COVID-19, and new information and developments that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.  To the extent that travel activity in the U.S. is and will be materially and adversely affected by COVID-19, business and financial results of the hospitality industry, and thus our business and financial results, could be impacted.

Since late March 2020, similar to the conditions affecting the hospitality industry as a whole, we have experienced occupancy declines at many of our properties which have and will continue to require us to adjust our business operations, and will have had and will continue to have an impact on our operating income and may potentially impact future compliance with our debt covenants.

As a result of the above factors, the Company is and has taken actions at the corporate and hotel level, including, but not limited to:

•	Obtained significant modifications of its debt agreements (see further discussion in Significant Debt Transactions below).
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

•	Pursuing corporate cost reductions, including staffing reductions, resulting in an approximately 30% decrease in general and administrative expenses compared to historical operations.
•	Capital improvement projects have been suspended except for emergency circumstances and will remain on hold for immediate future, with the potential for the suspension to continue through 2021.
•

The Company determined that it was advisable and the best business practice to cause a temporary closure of two of its hotels, the Solomons Hilton Garden Inn on April 20, 2020 and the Leawood Aloft on April 9, 2020.  These hotels were both reopened on July 1, 2020 and no other hotel closures have been deemed necessary.

Hotel Property Portfolio Activity

Acquisitions

During the year ended December 31, 2020, there were no hotel acquisitions.

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

The New Term Loan matured upon the earlier to occur of (a) consummation of the merger under the Merger Agreement (as discussed above) and (b) May 8, 2020.  The New Term Loan was refinanced in May 2020 (see Significant Debt Transactions below).  The New Term Loan bore interest, at the Borrower’s option, at either LIBOR plus 2.25% or a base rate plus 1.25% and required monthly interest payments and principal was due on the maturity date.  The Borrowers could, at any time, voluntarily prepay the New Term Loan in whole or in part without premium or penalty (other than customary LIBOR breakage costs).  The New Term Loan was secured by a first priority lien and security interest on the Aloft Atlanta hotel and the tangible and intangible personal property used in connection with such hotel, including inventory, equipment, fixtures, accounts and general intangibles and was guaranteed by the Company and certain of its subsidiaries.

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

Dispositions

There were no dispositions during the year ended December 31, 2020.

Additionally, based on the criteria discussed in the footnotes to the consolidated financial statements, as of December 31, 2020 and 2019 no hotels were considered held for sale.

Operating Performance Metrics

The following table presents our comparative same-store occupancy, ADR, and RevPAR for all our hotels owned at December 31, 2020.  The statistics for the Company’s two hotels that were temporarily closed due to the effects of COVID-19, the Solomons Hilton Garden Inn, which was closed on April 2, 2020 and reopened on July 1, 2020, and the Leawood Aloft, which was closed on April 9, 2020 and reopened on July 1, 2020, include only the periods that the properties were operational.  With the exception of these COVID-19 related closures, same-store occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented, including 100% of the operating results of the property owned by the Atlanta JV in which the

Company had an 80% interest prior to the purchase of the remaining 20% interest on February 14, 2020.  Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited or reviewed by our independent auditors.

	Year ended December 31,
	2020			2019
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Total Same-Store Portfolio	51.49%	$99.00	$50.98	78.88%	$125.09	$98.68

Total same-store RevPAR decreased by 48.3% in 2020, with occupancy decreasing by 34.7% and ADR decreasing by 20.9%.  The Company’s largest declines in RevPAR were at the Atlanta Aloft (61.2%), the San Antonio SpringHill Springs (60.4%), the Leawood Aloft (55.6%), the Round Rock Home2 Suites (54.4%), and the Austin TownePlace Suites (50.7%).  The least impacted hotels included the Southaven Home2 Suites (33.2%) and the Tallahassee Home2 Suites (37.3%).

Results of Operations

	Year ended December 31,
	2020	2019	Variance
Revenue	$35,188	$61,052	$(25,864)
Hotel and property operations expense	(29,563)	(38,769)	9,206
Depreciation and amortization expense	(10,956)	(9,568)	(1,388)
General and administrative expense	(4,006)	(5,700)	1,694
Acquisition and terminated transactions expense	-	(38)	38
Strategic alternatives, net	4,706	(2,110)	6,816
Net loss on disposition of assets	(18)	(36)	18
Equity in earnings of joint venture	80	190	(110)
Net loss on derivatives and convertible debt	(6,331)	(1,071)	(5,260)
Other expense, net	(65)	(104)	39
Interest expense	(8,481)	(7,976)	(505)
Income tax benefit (expense)	375	(937)	1,312
Net loss	$(19,071)	$(5,067)	$(14,004)

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019 (in thousands, except per share amounts)

Revenue

Revenue decreased by a total of $25,864, or 42.4%, as a result of the decreases in RevPAR resulting from the COVID-19 pandemic as discussed above, partially offset by $3,449 in increased revenue resulting from the acquisition of the remaining interest in the Atlanta JV in the first quarter of 2020.  Additionally, decreased revenue from the Solomons Quality Inn, which was sold at the end of the first quarter of 2019, contributed $272 to the decrease in total revenue.

Expenses

Hotel and property operations expense decreased by $9,206.  Increased operating expenses of $3,619 from the acquisition of the remaining interest in the Atlanta JV in the first quarter of 2020 were more than offset by decreased operating expenses due to decreased revenue and occupancy as discussed above.  Decreases in operating expenses did not keep pace with the sudden and unexpected declines in revenue caused by the COVID-19 pandemic during 2020.

Depreciation and amortization expense increased by $1,388 as a result of the acquisition of the remaining interest in the Atlanta JV during the first quarter of 2020.

General and administrative expense decreased by $1,694 driven by decreased compensation costs and decreased travel, office rent, and miscellaneous expenses as a result of the COVID-19 pandemic and decreased corporate activity.

During both 2020 and 2019, significant expenses were recognized as strategic alternatives expenses, or costs incurred related to the Company’s strategic alternatives initiative that generated the Merger Agreement and handled the ultimate termination of that agreement as discussed further above with Termination and Settlement of

Agreement and Plan of Merger.  Additionally, during the third and fourth quarters of 2020, expense reimbursements and termination fees totaling $7,500 were received and credited against strategic alternatives expense, net.

Interest expense increased by $505 as a result of an increase in debt outstanding, including the issuance of the $10,000 convertible note during the fourth quarter of 2020, due to the acquisition of the remaining interest in the Atlanta JV and cash needs resulting from the COVID-19 pandemic.  The weighted average interest rate on long-term debt outstanding (not including the Company’s convertible notes) decreased due to changing market conditions from 4.22% at December 31, 2019 to 3.79% at December 31, 2020.

Equity in Earnings of Joint Venture

Equity in earnings of joint venture decreased by $110 between the periods as a result of the acquisition of the remaining interest in the Atlanta JV during the first quarter of 2020, after which point the results from the Atlanta JV were fully consolidated and no longer recorded as an equity method investment.

Net Loss on Derivatives and Convertible Debt

The increase in net losses on derivatives and convertible debt of $5,260 was driven by an increase in the fair value of the Company’s convertible notes, largely of the 2020 Notes, due to an increase in the Company’s stock price between the issuance of the 2020 Notes and December 31, 2020.

Income Tax Expense (Benefit)

Income tax expense in both periods was driven primarily by income (loss) earned by the TRS as well as miscellaneous state taxes owed by the Company.  Management believes the combined federal and state income tax rate for the TRS will be approximately 24%.  In 2020, after an assessment of the realizability of deferred tax assets based on projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies, the Company recognized a full valuation allowance against net deferred tax assets in the TRS, leading to a valuation allowance of $1,742 recorded as of December 31, 2020.

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

Funds from Operations (“FFO”) and Adjusted FFO (“AFFO”)

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

The following table reconciles net earnings (loss) to FFO and AFFO for the years ended December 31 (in thousands). All amounts presented include only our portion of the results of our unconsolidated Atlanta JV prior to our acquisition of the remaining 20% interest from our joint venture partner on February 14, 2020.

	Year ended December 31,
Reconciliation of Net Earnings (Loss) to FFO and AFFO	2020	2019	2018
Net earnings (loss)	$(19,071)	$(5,067)	$5,170
Depreciation and amortization expense	10,956	9,568	9,475
Depreciation and amortization expense from JV	145	1,195	1,155
Net loss (gain) on disposition of assets	18	36	(5,570)
Net loss on disposition of assets from JV	-	2	157
Impairment recovery, net	-	-	(93)
FFO	(7,952)	5,734	10,294
Dividends declared and undeclared on preferred stock	(617)	(578)	(578)
FFO attributable to common shares and common units	(8,569)	5,156	9,716
Net loss (gain) on derivatives and convertible debt	6,331	1,071	(317)
Net loss on derivatives from JV	-	1	22
Acquisitions and terminated transactions expense	-	38	205
Strategic alternatives expense, net	(4,706)	2,110	-
Loss on extinguishment of debt from JV	-	138	-
Stock-based compensation expense	173	1,026	974
Amortization of deferred financing fees	1,210	1,267	1,443
Amortization of deferred financing fees from JV	93	444	181
AFFO attributable to common shares and common units	$(5,468)	$11,251	$12,224

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBTIDA”), EBITDAre, Adjusted EBITDAre, and Hotel EBITDA

We calculate EBITDA, EBITDAre, and Adjusted EBITDAre by adding back to net earnings or loss certain non-operating expenses and certain non-cash charges which are based on historical cost accounting that we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods. In calculating EBITDA, we add back to net earnings or loss interest expense, loss on debt extinguishment, income tax expense, and depreciation and amortization expense.  NAREIT adopted EBITDAre in order to promote an industry-wide measure of REIT operating performance.  We adjust EBITDA by adding back net gain/loss on disposition of assets and impairment charges to calculate EBITDAre.  To calculate Adjusted EBITDAre, we adjust EBITDAre to add back acquisition and terminated transactions expense and strategic alternatives costs, net of related receipts, which are cash charges. We also add back stock –based compensation expense and gain/loss on derivatives and convertible debt, which are non-cash charges.  EBITDA, EBITDAre, and Adjusted EBITDAre, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table reconciles net earnings (loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA for the years ended December 31 (in thousands). All amounts presented include only our portion of the results of our unconsolidated Atlanta JV prior to our acquisition of the remaining 20% interest from our joint venture partner on February 14, 2020.

	Year ended December 31,
Reconciliation of Net Earnings (Loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA	2020	2019	2018
Net earnings (loss)	$(19,071)	$(5,067)	$5,170
Interest expense	8,481	7,976	8,326
Interest expense from JV	225	2,140	2,109
Loss on extinguishment of debt from JV	-	138	-
Income tax expense (benefit)	(375)	937	335
Depreciation and amortization expense	10,956	9,568	9,475
Depreciation and amortization expense from JV	145	1,195	1,155
EBITDA	361	16,887	26,570
Net (gain) loss on disposition of assets	18	36	(5,570)
Net loss on disposition of assets from JV	-	2	157
Impairment recovery, net	-	-	(93)
EBITDAre	379	16,925	21,064
Net (gain) loss on derivatives and convertible debt	6,331	1,071	(317)
Net loss on derivative from JV	-	1	22
Stock-based compensation expense	173	1,026	974
Acquisition and terminated transactions expense	-	38	205
Strategic alternatives expense, net	(4,706)	2,110	-
Adjusted EBITDAre	2,177	21,171	21,948
General and administrative expense, excluding stock-based compensation expense	3,833	4,674	5,243
Other expense, net	65	104	83
Unallocated hotel and property operations expense	339	227	364
Hotel EBITDA	$6,414	$26,176	$27,638

Revenue	$35,188	$61,052	$65,057
JV revenue	1,218	10,133	9,510
Total Company and JV revenue	$36,406	$71,185	$74,567
Hotel EBITDA as a percentage of revenue	17.6%	36.8%	37.1%

Liquidity and Capital Resources

Rights Offering

On December 7, 2020, the Company filed a registration statement with the SEC with respect to the Rights Offering.  The registration statement has not become effective and the Company has not commenced the Rights Offering.

The Company and SREP entered into a backstop commitment agreement on December 7, 2020. Pursuant to the backstop commitment agreement, SREP will backstop the Rights Offering, if commenced, on a standby basis to facilitate the transaction, by the Company selling to SREP pursuant to an exemption from the registration requirements of Section 5 of the Securities Act provided under Section 4(a)(2) thereof and/or Regulation D thereunder and SREP purchasing an aggregate number of shares of common stock equal to (x) $10.0 million, minus (y) the aggregate proceeds of the Rights Offering divided by $2.50, at a price per share equal to $2.50, subject to the terms and conditions of the backstop commitment agreement. The obligations of SREP under the backstop commitment agreement are subject to certain conditions, which, among other conditions, include: (1) that the Rights Offering must occur on or prior to May 31, 2021, and (2) that the Company exempts SREP from the ownership limitation set forth in the Company’s articles of incorporation.

Liquidity Requirements

As previously discussed, due to the COVID-19 pandemic, the hospitality industry has experienced significant drops in demand.  We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material negative impact on the hospitality industry, and thus on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic.  While we cannot assure you that the assumptions used to estimate our future liquidity will be correct, the Company believes it can generate the liquidity required to operate through the crisis through a combination of the continued operation of our portfolio with significant cost reduction measures in place, existing availability under our credit facility, and, if necessary, additional debt and equity financings.  However, there can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all.

At December 31, 2020, the Company had $3.7 million of cash and cash equivalents, $3.8 million of restricted cash on hand, and $11.9 million of unused availability under its credit facility, of which $4.0 million is available for use only to pay interest on the credit facility.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code and as required in connection with our Series E Preferred Stock.  We also presently expect to invest approximately $0.5 million to $1.5 million in capital expenditures related to hotel properties we currently own through March 31, 2022.  As of December 31, 2020, contractual principal payments on our debt outstanding, including normal amortization, totaled $1.6 million through March 31, 2022.

Pursuant to the terms of the ninth amendment to the Company’s credit facility with KeyBank, it is an event of default if the convertible notes issued in 2020 (see discussion of 2020 Convertible Promissory Notes below) are not either converted to common stock or paid in full by July 1, 2021.  The Company intends to not cause such an event of default by satisfying the convertible notes with the Rights Offering, which has a full backstop commitment (see discussion of Rights Offering above), or otherwise satisfying the convertible notes with a sale of equity or negotiating an extension of the July 1, 2021 date with KeyBank.

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

Additionally, as of December 31, 2020, as discussed in depth in Financial Covenants below, the Company’s loans with Great Western Bank (financing the Leawood, Kansas Aloft) were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Staley Partners, on December 24, 2020. The Company did not satisfy the financial covenants for these loans as of December 31, 2020, as was the case for the first three quarters of 2020.  The Company has been advised by OSK X, LLC that it is in default for failure to comply with the financial covenants as of December 31, 2020 (unlike Great Western Bank that waived the covenants for the first three quarters of 2020).  This default under our loan agreement with OSK X, LLC will not result in a cross-default under our credit facility until a 90-day cure period with respect to the default expires on May 27, 2021.  The Company is continuing to pursue negotiating with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete.  However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

Based on a the current status of the OSK X, LLC loans and the guidance in U.S. GAAP that requires that, in making a determination for the one year period following the date of the financial statements, the Company cannot consider future fundraising activities or the likelihood of obtaining covenant waivers or amendments, all of which are outside of the Company's sole control, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern for the one year period after the date the financial statements are issued.  The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Sources and Uses of Cash

Cash provided by (used in) Operating Activities.  Our cash provided by (used in) operations was ($0.8 million) and $9.3 million for the years ended December 31, 2020 and 2019,  respectively, a decrease of $10.1 million.  This change in operating cash flow was driven by a decrease in net income, after adjusting for non-cash items, of $9.6 million.  Changes in operating assets and liabilities between the periods were individually insignificant.

Cash provided by (used in) Investing Activities.  Our cash provided by (used in) investing activities was ($7.3 million) and $4.4 million for the years ended December 31, 2020 and 2019, respectively, a decrease of $11.7 million.  The decrease in these cash flows in 2020 was driven by the $7.2 million in cash, net, spent in the first quarter of 2020 to acquire the remaining interest in the Atlanta JV as well as $4.2 million in cash received related to the sale of hotel properties in the first quarter of 2019 that did not recur in 2020.  Additionally, capital expenditures related to property maintenance and upgrades decreased by $0.9 million as a result of COVID-19 related cash constraints and distributions from the Atlanta JV declined by $1.2 million as a result of the purchase of the Atlanta JV after the receipt of only the first quarter 2020 distribution.

Cash provided by (used in) Financing Activities.  Our cash provided by (used in) financing activities was $7.2 million and ($14.4 million) for the years ended December 31, 2020 and 2019, respectively, an increase of $21.6 million.  This increase was primarily due to the issuance of $10.0 million in convertible notes in 2020 and dividends and distributions paid of $9.8 million in 2019 that did not recur in 2020 due to cash constraints as a result of the COVID-19 pandemic.

Outstanding Indebtedness

At December 31, 2020, excluding the Company’s two issuances of outstanding convertible debt (the 2020 issuance of which is discussed in depth in 2020 Convertible Promissory Notes below) we had long-term debt of $168.3 million with a weighted average term to maturity of 2.1 years and a weighted average interest rate of 3.79%.  Of this total, at December 31, 2020, $24.8 million was fixed rate debt with a weighted average term to maturity of 2.3 years and a weighted average interest rate of 4.09% and $143.5 million was variable rate debt with a weighted average term to maturity of 2.0 years and a weighted average interest rate of 3.74%.  At December 31, 2019, excluding the Company’s convertible debt, we had long-term debt of $135.4 million associated with assets held for use with a weighted average term to maturity of 1.5 years and a weighted average interest rate of 4.22%.  Of this total, at December 31, 2019, $22.9 million was fixed rate debt with a weighted average term to maturity of 2.3 years and a weighted average interest rate of 4.41% and $112.5 million was variable rate debt with a weighted average term to maturity of 1.2 years and a weighted average interest rate of 4.18%.

Aggregate annual principal payments on debt for the next five years and thereafter are as follows (in thousands):

Total
2021	$1,412
2022	27,686
2023	131,394
2024	7,840
2025	-
Thereafter	-
Total	$168,332

Significant Debt Transactions

On February 14, 2020, with the purchase of the remaining interest in the Atlanta JV (as discussed above), the Company became the primary obligator on the New Term Loan and drew an additional $7.3 million under its credit facility with KeyBank to fund the transaction.  The New Term Loan was refinanced on May 13, 2020 with the Seventh Amendment to its credit facility with KeyBank as subsequently discussed.

On March 30, 2020, the Company entered into a Sixth Amendment to its credit facility with KeyBank which, among other things, made the following changes to the credit facility:

•	Set the size of the credit facility at $102.0 million and removed the ability to reborrow under the credit facility in the future (without lender approval).
•

Extended the maturity date of the credit facility to April 1, 2021, and provided for two extension options (six months and five months) with the satisfaction of certain conditions, including payment of extension fees, no defaults existing, delivery of evidence of pro forma compliance with financial covenants and delivery of updated appraisals.

•	Provided for principal prepayments with certain proceeds and cash flows through a cash management system / cash flow waterfall.
•

Implemented a collateral-specific minimum debt yield (ratio of adjusted net operating income for the borrowing base properties to indebtedness outstanding under the credit facility) of 10%.  The covenant was first tested on September 30, 2020 and for purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•

Maintained the maximum consolidated leverage ratio (ratio of consolidated total indebtedness to consolidated total asset value) of 60% but provided for updated appraisals to determine consolidated total asset value (if required by the lenders).

•

Modified the fixed charge coverage ratio (ratio of adjusted consolidated EBITDA) to consolidated fixed charges) to (a) 1.25 to 1 as of the end of the fiscal quarter ending September 30, 2020 and (b) 1.50 to 1 as of the end of the fiscal quarter ending December 31, 2020 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•

Implemented a maximum borrowing base leverage ratio (ratio of indebtedness outstanding under the credit facility to borrowing base asset value (based on updated appraisals required by the lenders) of 65%.  The covenant is first tested on June 30, 2021.

•	Eliminated the financial covenants regarding secured leverage ratio, tangible net worth and variable rate debt.
•	Modified the covenant on dividends and distributions to provide that no cash dividends or distributions may be made to common or preferred shareholders.
•	Modified the covenants on recourse debt and investments to provide that no additional recourse debt or investments will be permitted.
•	Added certain monthly reporting obligations.
•

Increased the interest rate for the credit facility to LIBOR plus 3.25% or a base rate plus 2.25%, and further increased the interest rate spreads by 0.25% at six month intervals.  The LIBOR rate is subject to a floor of 0.25%.

•

Provided for an interest reserve account, which was funded with $1.72 million on March 30, 2020.  The funds are available to make interest payments under the credit facility upon the satisfaction of certain conditions, including if the Company’s unrestricted cash balance is less than $1.5 million.  The entirety of this reserve account was used to make interest payments in 2020.

On March 30, 2020, the Company entered into an agreement with Great Western Bank to defer the monthly principal and interest payments due under the loans on April 1, 2020, May 1, 2020, and June 1, 2020 until the maturity date in December 2021.

On April 4, 2020 and April 11, 2020, the Company obtained three PPP loans totaling $2.299 million that are recognized as long-term debt.  The entire amount of the loans was used for payroll, utilities and interest, and therefore, management anticipates that the loans will be substantially forgiven.  The Company completed and submitted to the Small Business Association applications for the forgiveness of two of the three PPP loans during the first quarter of 2021 and plans to submit the application for the third loan later in 2021. To the extent that they are not forgiven, the Company would be required to repay that portion at an interest rate of 1.00% with first installments beginning in October 2021 and final maturity in May 2022.

On May 12, 2020, the Company entered into an amendment to its loan agreement with Wells Fargo Bank which, among other things:

•	Suspended principal payments under the loan agreement until October 2020.
•	Suspended measurement of the debt yield for purposes of determining if a cash trap has occurred under the loan agreement until February 1, 2021.
•	Suspended payments to the monthly furniture, fixtures, and equipment (“FF&E”) reserve under the loan agreement until November 2020.
•

Permitted the withdrawal of $0.65 million from the FF&E reserve under the loan agreement between May 2020 and September 2020 to pay operating expenses of the borrowers thereunder, all of which was withdrawn for this purpose prior to September 30, 2020.

•

Provided for the allocation of 50% of the excess cash flow of the borrowers thereunder to the FF&E reserve starting in January 2021 and continuing until the FF&E reserve is replenished with $0.923 million.

•	Suspended the ability of the borrowers thereunder to make dividends and other distributions until the FF&E reserve is replenished.

On May 13, 2020, the Company entered into the Seventh Amendment to its credit facility with KeyBank which, among other things:

•

Increased the commitments under the credit facility from $102.0 million to $136.08 million and provided for an additional advance in order to refinance the New Term Loan related to the Aloft hotel located in downtown Atlanta, Georgia.  At the closing of the amendment, the Company borrowed $34.08 million under the credit facility to repay the New Term Loan and the hotel was added to the collateral pool of hotels securing the credit facility.
•	Increased the floor to LIBOR for purposes of calculating the applicable interest rate under the credit facility from 0.25% to 0.50%.

On May 13, 2020, the Company entered into an amendment to its loan agreement with Great Western Bank which, among other things, provides for the following modifications to the debt service coverage ratio covenant for the Leawood, Kansas Aloft collateral:

•	Reduced the pre-distribution covenant from 1.35x to 1.00x for March 31, 2021 and June 30, 2021.
•	Reduced the post-distribution covenant from 1.05x to 1.00x for March 31, 2021 and June 30, 2021.
•	Provided for the use of annualized results for purposes of measuring the covenants through March 31, 2021.

On July 20, 2020, the Company entered into an agreement with Great Western Bank to defer the monthly principal and interest payments due under the loans on July 1, 2020, August 1, 2020, and September 1, 2020 until the maturity date in December 2021.

On November 16, 2020, the Company entered into the Eighth Amendment to its credit facility with KeyBank which extended the initial testing date for the financial covenants on debt yield and fixed charge coverage ratio to November 30, 2020.

On November 19, 2020, the Company entered into the Ninth Amendment to its credit facility with KeyBank which, among other things:

•

Set the size of the credit facility provided at $130.0 million (of which $4.0 million is reserved for the payment of interest under the credit facility) and reinstated the ability to reborrow under the credit facility for (a) payment of interest and fees due under the credit facility and (b) funding any shortfalls to an approved budget for the Company. The Ninth Amendment requires that $10.0 million of proceeds from subordinated debt and $2.0 million of released FF&E reserves be used to repay loans outstanding under the credit facility, thereby reducing the balance outstanding under the credit facility to approximately $116.6 million. As a result, approximately $13.4 million was available on the date of the amendment for borrowing under the credit facility (of which $4.0 million is reserved for the payment of interest under the credit facility).

•	Extended the maturity date of the credit facility to January 2, 2023.
•

Implemented a borrowing base debt service coverage ratio (ratio of adjusted net operating income from borrowing base properties to debt service for the credit facility (assuming a 30 year amortization)) equal to (a) 1.00 to 1 as of the end of the fiscal quarters ending September 30, 2021 and December 31, 2021, (b) 1.25 to 1 as of the end of the fiscal quarters ending March 31, 2022 and June 30, 2022 and (c) 1.50 to 1 as of the end of the fiscal quarter ending September 30, 2022 and each fiscal quarter thereafter. For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2022 when the calculation is based on the most recently ended four fiscal quarters.

•

Modified the fixed charge coverage ratio (ratio of adjusted consolidated EBITDA to consolidated fixed charges) to (a) 1.00 to 1 as of the end of the fiscal quarters ending September 30, 2021 and December 31, 2021, (b) 1.25 to 1 as of the end of the fiscal quarters ending March 31, 2022 and June 30, 2022 and (c) 1.50 to 1 as of the end of the fiscal quarter ending September 30, 2022 and each fiscal quarter thereafter. For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2022 when the calculation is based on the most recently ended four fiscal quarters.

•

Modified the maximum borrowing base leverage ratio (ratio of indebtedness outstanding under the credit facility to borrowing base asset value (based on updated as-stabilized appraisals) of 65%. The covenant is first tested on March 31, 2022.

•

Implemented a minimum liquidity covenant of $3.0 million. In addition, the Ninth Amendment provided that if liquidity is below $6.0 million, (a) the agent may engage a financial advisor to advise it with respect to the Company and the credit facility, (b) a $2.0 million interest reserve must be maintained, (c) certain reporting must be completed on a weekly basis and (d) advances under the credit facility can only be made and applied pursuant to a cash flow waterfall. The Ninth Amendment also permitted the incurrence of subordinated debt to increase liquidity.

•

Created an event of default if the convertible notes issued in 2020 (see discussion of 2020 Convertible Promissory Notes below) are not either converted to common stock or paid in full (subject to the terms of a subordination and standstill agreement in favor of KeyBank) by July 1, 2021.

•	Eliminated a previously implemented cash flow sweep / cash flow waterfall with respect to the use of available cash.
•

Prohibited the payment of dividends; provided, that the Company can (a) make an initial dividend that does not exceed 50% of the funds available for distribution for the prior three fiscal quarters and (b) make subsequent dividends that do not (in the aggregate) exceed 50% of the funds available for distribution for any period of four consecutive fiscal quarters.  Any such dividend is subject to satisfaction of certain conditions, including (a) that no default has occurred and is continuing (or would occur as a result of the dividend), (b) that new appraisals or updates to existing appraisals are obtained with respect to the borrowing base properties, (c) that any preferred dividend must be included in the calculation of fixed charges as if paid in the preceding fiscal quarter, (d) that the Company must maintain at least $10 million of liquidity (after the dividend), (e) that the Company must maintain a 1.50 to 1 fixed charge coverage ratio for each of the prior three fiscal quarters and (f) that the Company must maintain a borrowing base leverage ratio of 60% or less.

•	Eliminated the financial covenants regarding debt yield and consolidated leverage ratio.
•	Expanded certain reporting obligations.

On December 2, 2020, the Company provided notice to Great Western Bank extending the maturity date of the loans to December 1, 2023.  On December 24, 2020, the Company’s loans with Great Western Bank were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Stanley Partners.

2020 Convertible Promissory Notes

On November 19, 2020, the Company entered into separate Convertible Promissory Notes and Loan Agreements (the “Notes”) in favor of (a) SREP III Flight—Investco 2, L.P. (“SREP”), an affiliate of StepStone Group LP, for $7.22 million, and (b) Efanur S.A. (“Efanur”), an affiliate of IRSA Inversiones y Representaciones Sociedad Anónima, for $2.78 million. Pursuant to the Notes, the Company borrowed $10.0 million from SREP and Efanur and used the proceeds to repay loans outstanding under the credit facility. Each of the Notes matures upon the earliest to occur of (a) the closing of a Rights Offering (as defined below) or a Non-Rights Offering Conversion (as defined below) in an amount equal to the outstanding principal balance of the respective Note, (b) the acceleration of the respective Note on or after the occurrence of an Event of Default (as defined in the respective Note) and (c) January 2, 2023.

Each of the Notes accrues interest at 10.00% per annum (exclusive of any portion of the principal that is used in a Rights Offering and, in the case of the Note in favor of SREP, any backstop commitment), provides for the interest rate to increase to 20% upon an Event of Default or if any amounts under the applicable Note are outstanding after May 31, 2021, provides for the capitalization of interest, and provides for the payment of all accrued and unpaid interest and principal on the maturity date. Each of the Notes also provides, subject to a Make Whole Fee (as defined in the respective Note) payable to SREP and Efanur, as applicable, for the interest rate to increase to 25% upon a determination by the disinterested members of the board of directors of the Company (a) not to proceed with, or to terminate, a Rights Offering, (b) to prohibit a Non-Rights Offering Conversion or (c) not to seek shareholder approval of the transactions contemplated by the Notes, including the issuance of shares of common stock of the Company and the conversion price (“Shareholder Approval”), because the failure to make any such determination would reasonably be expected to constitute a breach of the directors’ duties under Maryland law (a “Board Decision”).

Subject to receipt of Shareholder Approval or a Board Decision, SREP and Efanur may elect to convert the principal due under the applicable Note into common stock of the Company in connection with any future rights offering commenced by the Company for 4,000,000 shares of common stock of the Company at a price of $2.50 per share (a “Rights Offering”). Pursuant to the Note in favor of SREP, the Company has committed to offer to SREP the option to purchase any shares of common stock of the Company underlying any unexercised rights in any such Rights Offering.  As discussed previously, the Company and SREP have entered into a backstop agreement related to the Rights Offering.

If any amounts remain unpaid on the applicable Note after May 31, 2021 (or, if earlier, the termination, rescission or rejection of the Rights Offering), subject to receipt of Shareholder Approval or a Board Decision, SREP and Efanur may elect to convert the principal due under the applicable Note into 4,000,000 shares of common stock of the Company at a price of $2.50 per share (a “Non-Rights Offering Conversion”).

The issuance of shares in a Rights Offering or Non-Rights Offering Conversion received requisite Shareholder Approval at a special meeting of shareholders on January 18, 2021.

In the event of a Board Decision in order to accept an unsolicited cash offer for newly issued common stock or securities convertible into common stock of the Company, then upon consummation of any such sale, the Company is required to pay SREP and Efanur a Make Whole Fee as set forth in their respective Note.

SREP and Efanur have entered into separate subordination and standstill agreements with KeyBank that govern the rights of SREP and Efanur, as applicable, to seek payment under and enforce remedies under the applicable Note.

Financial Covenants

We are required to satisfy various financial covenants within our debt agreements, including the following financial covenants within our credit facility with KeyBank:

•

Borrowing Base Debt Service Coverage Ratio:  The ratio of adjusted net operating income from borrowing base properties to debt service for the credit facility (assuming a 30 year amortization) must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending September 30, 2021 and December 31, 2021, (b) 1.25 to 1 as of the end of the fiscal quarters ending March 31, 2022 and June 30, 2022 and (c) 1.50 to 1 as of the end of the fiscal quarter ending September 30, 2022 and each fiscal quarter thereafter. For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2022 when the calculation is based on the most recently ended four fiscal quarters.

•

Fixed Charge Coverage Ratio: The ratio of adjusted consolidated EBITDA to consolidated fixed charges must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending September 30, 2021 and December 31, 2021, (b) 1.25 to 1 as of the end of the fiscal quarters ending March 31, 2022 and June 30, 2022 and (c) 1.50 to 1 as of the end of the fiscal quarter ending September 30, 2022 and each fiscal quarter thereafter. For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2022 when the calculation is based on the most recently ended four fiscal quarters.

•

Borrowing Base Leverage Ratio:  The ratio of indebtedness outstanding under the credit facility to borrowing base asset value (based on updated as-stabilized appraisals) cannot exceed 65%.  The covenant is first tested on March 31, 2022.

•

Minimum Liquidity:  Liquidity must be greater than or equal to $3.0 million. In addition, the Ninth Amendment provided that if liquidity is below $6.0 million, (a) the agent may engage a financial advisor to advise it with respect to the Company and the credit facility, (b) a $2.0 million interest reserve must be maintained, (c) certain reporting must be completed on a weekly basis and (d) advances under the credit facility can only be made and applied pursuant to a cash flow waterfall.

We are also required to satisfy a debt yield financial covenant within our loan agreement relating to the three properties financed by Wells Fargo Bank.  The loan agreement provides that if the Company fails to satisfy a debt yield (adjusted net cash flow / outstanding principal amount of the loan) of 10% at the end of any fiscal quarter, then a cash trap occurs.  During a cash trap, the revenue generated from the hotels is directed to an account controlled by the lender and used to pay certain hotel expenses and debt service costs and fund certain reserves.  Any excess funds are held by the lender as additional collateral.  Failure to satisfy the debt yield and the occurrence of a cash trap do not constitute a default under the loan agreement.

In connection with the first amendment to the loan agreement entered into in May 2020, measurement of the debt yield was suspended until the measurement date occurring on March 31, 2021.  The Company does not currently expect that it will satisfy the debt yield as of March 31, 2021 and that a cash trap will occur.  Any cash trap will expire when the debt yield is equal to or greater than 10.5%.

We are also required to satisfy various financial covenants within our loan agreement with OSK X, LLC relating to the Leawood, Kansas Aloft, including the following:

•

Property-Specific Pre-Distribution Debt Service Coverage Ratio.  The ratio of adjusted net operating income for the Leawood, Kansas Aloft (before distributions) to debt service for the loans must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending December 31, 2020, March 31, 2021 and June 30, 2021 and (b) 1.35 to 1 as of the end of the fiscal quarter ending September 30, 2021 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•

Property-Specific Post-Distribution Debt Service Coverage Ratio.  The ratio of adjusted net operating income for the Leawood, Kansas Aloft (after distributions) to debt service for the loans must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending December 31, 2020, March 31, 2021 and June 30, 2021 and (b) 1.35 to 1 as of the end of the fiscal quarter ending September 30, 2021 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•	Consolidated Debt Service Coverage Ratio. The ratio of consolidated adjusted net operating income for the Company to consolidated debt service must be equal to or greater than 1.05 to 1.

Certain of the terms used in the foregoing descriptions of the financial covenants within our credit facility and loan agreement have the meanings given to them in the credit facility and loan agreement, and certain of the financial covenants are subject to pro forma adjustments for acquisitions and sales of hotel properties and for specific capital events.

As a result of the actual and anticipated unprecedented negative impact of the COVID-19 virus on the hotel industry generally, the Company has received waivers of compliance with financial covenants from various lenders (including Great Western Bank with respect to the Leawood, Kansas Aloft) for the first three quarters of 2020.  The Company and certain of its other lenders have also modified various financial covenants by suspending measurements, providing for lower covenants and/or using annualized results (including Great Western Bank with respect to the Leawood, Kansas Aloft).

On December 24, 2020, the Company’s loans with Great Western Bank (financing the Leawood, Kansas Aloft) with a December 31, 2020 balance of $14.1 million, were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Staley Partners. The Company did not satisfy the financial covenants for these loans as of December 31, 2020, as was the case for the first three quarters of 2020.  The Company has been advised by OSK X, LLC that it is in default for failure to comply with the financial covenants as of December 31, 2020 (unlike Great Western Bank that waived the covenants for the first three quarters of 2020).  The Company is continuing to negotiate with OSK X, LLC to obtain waivers.

The loan documents with OSK X, LLC provide (a) that the Company has a 90 day cure period (ending on May 27, 2021) within which it can cure the defaults and (b) that OSK X, LLC is precluded from accelerating the loans and taking any action to foreclose on the Leawood, Kansas Aloft during the cure period.  The Company also believes that there are serious questions under applicable law about whether OSK X, LLC has the ability to declare a default, accelerate the loans or foreclose on the Leawood, Kansas Aloft due to the impossibility of performance of financial covenants during the COVID-19 pandemic.  The Company is diligently pursuing commitments from lenders to refinance the loans with OSK X, LLC during the cure period.

The Company intends to seek any available damages in the event of litigation that may result from the actions of OSK X, LLC.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan.  The above-described defaults under our loan agreement with OSK X, LLC will not result in a cross-default under our credit facility until the 90-day cure period with respect to those defaults expires on May 27, 2021.  As indicated above, the Company is diligently pursuing commitments from lenders to refinance the loans with OSK X, LLC in order to cure those defaults during the cure period.

As of December 31, 2020, other than with respect to our financial covenants for OSK X, LLC (as discussed above), we are not in default of any of our loans.

Contractual Obligations

Below is a summary of certain obligations that will require capital as of December 31, 2020 and the effect such obligations are expected to have on our future liquidity and cash flows (in thousands):

Contractual obligations	Total	2021	2022-2023	2024-2025	2026 and After
Long-term debt including interest (1)	$183,120	$8,290	$166,751	$8,079	$-
Equipment leases	74	21	24	8	21
Total contractual obligations	$183,194	$8,311	$166,775	$8,087	$21

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at December 31, 2020.

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

Effective January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business.  As such, if substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. When we conclude that an acquisition meets this threshold, acquisition costs will be capitalized as part of our allocation of the purchase price of the acquired hotel properties.  This guidance is applied prospectively.  We concluded that all hotel acquisitions in 2018 and the Company’s purchase of the remaining 20% of the Atlanta JV completed in 2020 were acquisitions of assets and as such acquisition costs were capitalized as part of these transactions.

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

On an ongoing basis, the Company reviews the carrying value of each held for use hotel to determine if certain circumstances, known as triggering events, exist indicating impairment to the carrying value of the hotel or that depreciation periods should be modified.  These triggering events include a significant change in the cash flows of or a significant adverse change in the business climate for a hotel.  If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on these undiscounted future cash flows.  In the evaluation of impairment of its hotel properties, the Company makes many assumptions and estimates including projected cash flows both from operations and eventual disposal, expected useful life and holding period, future required capital expenditures, and terminal capitalization rates.  If the investment is not recoverable based on this analysis, an impairment charge will be taken, if necessary, to reduce the carrying value of the hotel to the hotel’s estimated fair value.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At December 31, 2020, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt and the risk that its fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.  From time to time, we may enter into interest rate swap agreements or other interest rate hedging agreements.  At December 31, 2020, we have an interest rate swap in place which effectively locks the variable interest rate on our Wells Fargo debt (December 31, 2020 balance of $25.4 million) at 4.44%. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

The table below provides information about financial instruments that are sensitive to changes in interest rates.  The table presents scheduled maturities, including the amortization of principal and related weighted-average interest rates for the debt maturing in each specified period (dollars in thousands) as of December 31, 2020.  For the purposes of this presentation, the Wells Fargo debt is considered fixed rate debt as the variable interest rate is effectively locked with the previously discussed interest rate swap.

	2021	2022	2023	2024	2025	Thereafter	Total
Fixed rate debt	$1,412	$27,686	$13,280	$7,840	$-	$-	$50,218
Average fixed interest rate	3.55%	4.20%	4.33%	4.54%	-%	-%	4.27%
Variable rate debt	$-	$-	$118,114	$-	$-	$-	$118,114
Average variable interest rate	-%	-%	4.00%	-%	-%	-%	4.00%
Total debt	$1,412	$27,686	$131,394	$7,840	$-	$-	$168,332
Total average interest rate	3.55%	4.20%	4.03%	4.54%	-%	-%	4.08%

At December 31, 2020, approximately 29.8% of our outstanding debt is subject to fixed interest rates or effectively locked with an interest rate swap, while 70.2% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at December 31, 2020 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties held for use would decrease by approximately $0.7 million per year.

Condor Hospitality Trust, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Condor Hospitality Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Condor Hospitality Trust, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not met its financial covenants under a mortgage agreement as of December 31, 2020 and is currently in default on that mortgage, which under certain conditions may also result in a potential default on its credit facility due to a cross-default clause within the credit facility, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The assessment of hotel properties for potential impairment

As discussed in Note 1 to the consolidated financial statements, the Company reviews the carrying value of  each held for use hotel property to determine if certain circumstances, known as triggering events, exist indicating potential impairment to the carrying value. These triggering events include a significant change in the cash flows or holding period or a significant adverse change in the business climate for a hotel property. If a triggering event exists, the Company will prepare an estimate of the undiscounted future cash flows of the specific hotel property and determine if the investment in such hotel is recoverable based on these undiscounted future cash flows. In the evaluation of impairment of its hotel properties, the Company makes many assumptions and estimates when preparing projected cash flows both from operations and eventual disposition, including estimated hold period and expected terminal capitalization rates. The novel coronavirus (COVID-19) has reduced travel significantly and adversely affected the hospitality industry and resulted in a recoverability analysis being performed by the Company on all of the Company’s hotel properties. In addition, COVID-19 has increased uncertainty in future cash flow projections and hold periods. Investment in hotel properties was $266 million, or 97% of total assets as of December 31, 2020.

We identified the assessment of hotel properties for potential impairment as a critical audit matter.  Significant auditor judgment was required to evaluate certain key assumptions, specifically, the judgments related to the Company’s estimated holding period, expected terminal capitalization rate, and projected undiscounted cash flows from operations, including the effects of COVID-19 and the resulting duration of the economic downturn. Changes in these judgments could have a significant impact on the determination of the recoverability of the carrying amount of the Company’s investments in its hotel properties.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s projected cash flows by comparing it to information published in third-party industry reports evaluating the impact of COVID-19 on the hotel industry, including the resulting duration of the economic downturn. We evaluated the Company’s expected terminal capitalization rates by comparing to published third-party industry reports as well as the Company’s historical property sales. We assessed the Company’s estimated holding period by inquiring with Company management and those responsible for disposition activities and comparing to relevant documentation of its plans and inspecting documents, such as minutes of the board of directors.  We also performed a sensitivity analysis over the projected cash flows, estimated hold period and the expected terminal capitalization rates of the Company’s hotel properties to assess the impact on the Company’s recoverability analysis.

(signed) KPMG LLP

We have served as the Company’s auditor since 2001.

McLean, Virginia
March 18, 2021

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2020	2019

Assets
Investment in hotel properties, net	$265,831	$222,063
Investment in unconsolidated joint venture	-	4,244
Cash and cash equivalents	3,686	2,584
Restricted cash, property escrows	3,794	5,811
Accounts receivable, net	652	1,099
Prepaid expenses and other assets	1,230	1,118
Derivative assets, at fair value	-	22
Total Assets	$275,193	$236,941

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$5,372	$5,523
Dividends and distributions payable	762	145
Land option liability	8,497	-
Derivative liabilities, at fair value	880	366
Convertible debt, at fair value	16,875	1,080
Long-term debt, net of deferred financing costs	166,526	134,001
Total Liabilities	198,912	141,115

Equity
Shareholders' Equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series E, 925,000 shares authorized, $.01 par value, 925,000 shares outstanding, liquidation preference of $10,012 and $9,395	10,050	10,050
Common stock, $.01 par value, 200,000,000 shares authorized;12,014,743 and 11,993,608 shares outstanding	120	120
Additional paid-in capital	233,332	233,189
Accumulated deficit	(167,263)	(147,582)
Total Shareholders' Equity	76,239	95,777
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $17 and $47	42	49
Total Equity	76,281	95,826

Total Liabilities and Equity	$275,193	$236,941

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

asd

	Year ended December 31,
	2020	2019	2018
Revenue
Room rentals and other hotel services	$35,188	$61,052	$65,057
Operating Expenses
Hotel and property operations	29,563	38,769	41,008
Depreciation and amortization	10,956	9,568	9,475
General and administrative	4,006	5,700	6,217
Acquisition and terminated transactions	-	38	205
Strategic alternatives, net	(4,706)	2,110	-
Total operating expenses	39,819	56,185	56,905
Operating income (loss)	(4,631)	4,867	8,152
Net gain (loss) on disposition of assets	(18)	(36)	5,570
Equity in earnings (loss) of joint venture	80	190	(218)
Net gain (loss) on derivatives and convertible debt	(6,331)	(1,071)	317
Other expense, net	(65)	(104)	(83)
Interest expense	(8,481)	(7,976)	(8,326)
Impairment recovery, net	-	-	93
Earnings (loss) before income taxes	(19,446)	(4,130)	5,505
Income tax benefit (expense)	375	(937)	(335)
Net earnings (loss)	(19,071)	(5,067)	5,170
Loss attributable to noncontrolling interest	7	19	195
Net earnings (loss) attributable to controlling interests	(19,064)	(5,048)	5,365
Dividends declared and undeclared on preferred stock	(617)	(578)	(578)
Net earnings (loss) attributable to common shareholders	$(19,681)	$(5,626)	$4,787

Earnings (Loss) per Share
Total - Basic Earnings (Loss) per Share	$(1.59)	$(0.48)	$0.40
Total - Diluted Earnings (Loss) per Share	$(1.59)	$(0.48)	$0.40

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(In thousands, except per share data)

	Years ended December 31, 2020, 2019, and, 2018
	Shares of preferred stock	Preferred stock	Shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2017	925	$10,050	11,834	$118	$230,727	$(130,489)	$110,406	$1,408	$111,814
Stock-based compensation	-	-	24	-	769	-	769	-	769
Issuance of common stock	-	-	28	1	259	-	260	-	260
Issuance of common units	-	-	-	-	-	-	-	50	50
Dividends and distributions declared
Common Stock ($0.78 per share)	-	-	-	-	-	(9,268)	(9,268)	-	(9,268)
Series E Preferred Stock	-	-	-	-	-	(578)	(578)	-	(578)
Common Units ($0.015 per unit)	-	-	-	-	-	-	-	(67)	(67)
Redemption of common units	-	-	-	-	50	-	50	(348)	(298)
Net earnings	-	-	-	-	-	5,365	5,365	(195)	5,170
Balance at December 31, 2018	925	$10,050	11,886	$119	$231,805	$(134,970)	$107,004	$848	$107,852
Stock-based compensation	-	-	54	-	670	-	670	-	670
Dividends and distributions declared and undeclared
Common Stock ($0.585 per share)	-	-	-	-	-	(6,986)	(6,986)	-	(6,986)
Series E Preferred Stock	-	-	-	-	-	(578)	(578)	-	(578)
Common Units ($0.011 per unit)	-	-	-	-	-	-	-	(23)	(23)
Redemption of common units	-	-	54	1	714	-	715	(757)	(42)
Net loss	-	-	-	-	-	(5,048)	(5,048)	(19)	(5,067)
Balance at December 31, 2019	925	$10,050	11,994	$120	$233,189	$(147,582)	$95,777	$49	$95,826
Stock-based compensation	-	-	21	-	143	-	143	-	143
Dividends and distributions undeclared
Series E Preferred Stock	-	-	-	-	-	(617)	(617)	-	(617)
Net loss	-	-	-	-	-	(19,064)	(19,064)	(7)	(19,071)
Balance at December 31, 2020	925	$10,050	12,015	$120	$233,332	$(167,263)	$76,239	$42	$76,281

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net earnings (loss)	$(19,071)	$(5,067)	$5,170
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	10,956	9,568	9,475
Net (gain) loss on disposition of assets	18	36	(5,570)
Net (gain) loss on derivatives and convertible debt	6,331	1,071	(317)
Equity in (earnings) loss of joint venture	(80)	(190)	218
Distributions from cumulative earnings of joint venture	-	170	187
Amortization of deferred financing costs	1,210	1,267	1,443
Impairment recovery, net	-	-	(93)
Stock-based compensation expense	173	1,026	974
Provision for deferred taxes	(421)	821	260
Changes in operating assets and liabilities:
Decrease in assets	531	1,172	582
Decrease in liabilities	(449)	(622)	(1,665)
Net cash provided by (used in) operating activities	(802)	9,252	10,664

Cash flows from investing activities:
Additions to hotel properties	(605)	(1,475)	(1,982)
Distributions in excess of cumulative earnings from joint venture	480	1,643	1,475
Hotel acquisitions	(7,193)	-	(35,643)
Net proceeds from sale of hotel assets	4	4,191	19,696
Net cash provided by (used in) investing activities	(7,314)	4,359	(16,454)

Cash flows from financing activities:
Deferred financing costs	(1,660)	(415)	(147)
Proceeds from long-term debt	47,264	1,500	35,318
Principal payments on long-term debt	(48,369)	(5,281)	(20,265)
Proceeds from common stock issuance	-	-	260
Proceeds from convertible debt	10,000	-	-
Redemption of common units	-	(42)	(298)
Tax withholdings on stock compensation	(30)	(356)	(205)
Cash dividends paid to common shareholders	-	(9,304)	(9,257)
Cash dividends paid to common unit holders	-	(36)	(72)
Cash dividends paid to preferred shareholders	-	(434)	(723)
Other items	(4)	(4)	-
Net cash provided by (used in) financing activities	7,201	(14,372)	4,611

Decrease in cash, cash equivalents, and restricted cash	(915)	(761)	(1,179)
Cash, cash equivalents, and restricted cash beginning of year	8,395	9,156	10,335
Cash, cash equivalents, and restricted cash end of year	$7,480	$8,395	$9,156

Supplemental cash flow information:
Interest paid	$7,272	$6,732	$6,091
Income taxes paid	$119	$307	$42

Schedule of noncash investing and financing activities:
Debt assumed in acquisitions	$34,080	$-	$-
Increase in accrued liabilities related to insurance premium financing agreement	$207	$22	$56
Land option liability in acquisition	$8,497	$-	$-
Fair value of operating partnership common units issued in acquisitions	$-	$-	$50
Fair value of operating partnership common units converted to common stock	$-	$595	$-

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“Condor”) was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. Condor is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of December 31, 2020, the Company owned 15 hotels in eight states.  References to the “Company”, “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including as the context requires, our direct and indirect subsidiaries.

The Company, through its wholly owned subsidiary, Condor Hospitality REIT Trust, owns a controlling interest in Condor Hospitality Limited Partnership (the “operating partnership”), and serves as its general partner.  The operating partnership, including its various subsidiary partnerships, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of all properties held by TRS Leasing, Inc.) and conducts all of its operations.  At December 31, 2020, the Company owned 99.9% of the common operating units (“common units”) of the operating partnership with the remaining common units owned by other limited partners.

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

Historically, as a result of the geographic areas in which we operate, the operations of our hotels have been seasonal in nature.  Generally, occupancy rates, revenue, and operating income have been greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of our hotels located in Florida, which experience peak demand in the first and fourth quarters of the year.  The historical trend has been disrupted as a result of COVID-19.  For the year ended December 31, 2020, the first quarter of the year had higher revenue, operating income, and cash flow as hotel demand declined significantly as a result of COVID-19 beginning in March 2020.

Termination and Settlement of Agreement and Plan of Merger

On September 18, 2020, the Company terminated the Agreement and Plan and Merger, dated July 19, 2019, as amended (the “Merger Agreement”), by and among the Company, Condor Hospitality Limited Partnership (together with the Company, the “Company Parties”), NHT Operating Partnership, LLC (“Parent”), NHT REIT Merger Sub, LLC (“Merger Sub”) and NHT Operating Partnership II, LLC (“Merger OP”, and together with Parent and Merger Sub, the “Parent Parties”).  Pursuant to the Merger Agreement, the Company was to be acquired by Parent in a merger transaction.

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

Pursuant to the Settlement Agreement, the NHT Parties made three payments to the Company totaling $7,000.  All payments were received during the fourth quarter of 2020 and recorded as a reduction of strategic alternatives expense, net upon receipt.  Upon timely payment of all of the Settlement Payments, the NHT Parties’ settlement liability was satisfied in full. In exchange for these payment obligations, the NHT Parties have been released from all claims or liabilities relating to the Merger Agreement.  Pursuant to the Settlement Agreement, the Company Parties also have been released from all claims or liabilities relating to the Merger Agreement.

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

The novel coronavirus (COVID-19) has reduced travel significantly and adversely affected the hospitality industry in general.  The actual and threatened spread of COVID-19 globally or in the regions in which we operate, or future widespread outbreak of infectious or contagious disease, can continue to reduce national and international travel in general.  The extent to which the hospitality industry, and thus our business, will be affected by COVID-19 will largely depend on future developments which we cannot accurately predict, and the impact on customer travel, including the duration of the outbreak, the continued spread and treatment of COVID-19, and new information and developments that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.  To the extent that travel activity in the U.S. is and will be materially and adversely affected by COVID-19, business and financial results of the hospitality industry, and thus our business and financial results, could be impacted.

Since late March 2020, similar to the conditions affecting the hospitality industry as a whole, we have experienced occupancy declines at many of our properties which have and will continue to require us to adjust our business operations, and will have had and will continue to have an impact on our operating income and may potentially impact future compliance with our debt covenants.

As a result of the above factors, the Company is and has taken actions at the corporate and hotel level, including, but not limited to:

•

Obtained significant modifications of its debt agreements, including extension of the credit facility to January 2, 2023 with an increase in credit availability and modifications and waivers of debt covenants, from the majority of the Company’s lenders.

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

•	Pursuing corporate cost reductions, including staffing reductions, resulting in an approximately 30% decrease in general and administrative expenses compared to historical operations.
•	Capital improvement projects have been suspended except for emergency circumstances and will remain on hold for immediate future, with the potential for the suspension to continue through 2021.
•

The Company determined that it was advisable and the best business practice to cause a temporary closure of two of its hotels, the Solomons Hilton Garden Inn on April 20, 2020 and the Leawood Aloft on April 9, 2020.  These hotels were both reopened on July 1, 2020 and no other hotel closures have been deemed necessary.

We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material negative impact on the hospitality industry, and thus on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic.  While we cannot assure you that the assumptions used to estimate our future liquidity will be correct, the Company believes it can generate the liquidity required to operate through the crisis through a combination of the continued operation of our portfolio with significant cost reduction measures in place, existing availability under our credit facility, and, if necessary, additional debt and equity financings.  However, there can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all.

Pursuant to the terms of the ninth amendment to the Company’s credit facility with KeyBank, it is an event of default if the convertible notes issued in 2020 (see Note 7) are not either converted to common stock or paid in full by July 1, 2021.  The Company intends to not cause such an event of default by satisfying the convertible notes with the Rights Offering, which has a full backstop commitment (see Note 7), or otherwise satisfying the convertible notes with a sale of equity or negotiating an extension of the July 1, 2021 date with KeyBank.

Additionally, as of December 31, 2020 (see Note 6), the Company’s loans with Great Western Bank (financing the Leawood, Kansas Aloft) were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Staley Partners, on December 24, 2020. The Company did not satisfy the financial covenants for these loans as of December 31, 2020, as was the case for the first three quarters of 2020.  The Company has been advised by OSK X, LLC that it is in default for failure to comply with the financial covenants as of December 31, 2020 (unlike Great Western Bank that waived the covenants for the first three quarters of 2020).  This default under our loan agreement with OSK X, LLC will not result in a cross-default under our credit facility until a 90-day cure period with respect to the default expires on May 27, 2021.  The Company is continuing to pursue negotiating with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete.  However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

Based on a the current status of the OSK X, LLC loans and the guidance in U.S. GAAP that requires that, in making a determination for the one year period following the date of the financial statements, the Company cannot consider future fundraising activities or the likelihood of obtaining covenant waivers or amendments, all of which are outside of the Company's sole control, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern for the one year period after the date the financial statements are issued.  The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Effective January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business.  As such, if substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. When we conclude that an acquisition meets this threshold, acquisition costs will be capitalized as part of our allocation of the purchase price of the acquired hotel properties.  This guidance is applied prospectively.  We concluded that all hotel acquisitions in 2018 and the Company’s purchase of the remaining 20% of the joint venture that owns the Atlanta Aloft property (the “Atlanta JV”) completed in 2020 were acquisitions of assets and as such acquisition costs were capitalized as part of these transactions.

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

On an ongoing basis, the Company reviews the carrying value of each held for use hotel to determine if certain circumstances, known as triggering events, exist indicating impairment to the carrying value of the hotel or that depreciation periods should be modified.  These triggering events include a significant change in the cash flows of or a significant adverse change in the business climate for a hotel.  If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on these undiscounted future cash flows. In the evaluation of impairment of its hotel properties, the Company makes many assumptions and estimates including projected cash flows both from operations and eventual disposal, expected useful life and holding period, future required capital expenditures, and terminal capitalization rates.  If the investment is not recoverable based on this analysis, an impairment charge will be taken, if necessary, to reduce the carrying value of the hotel to the hotel’s estimated fair value.

Investment in Joint Venture

If it is determined that we do not have a controlling interest in a joint venture, either through our financial interest in a variable interest entity (“VIE”) or through our voting interest in a voting interest entity (“VOE”) and we have the ability to provide significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliate as they occur, with losses limited to the extent of our investment in, advances to, and commitments to the investee. Pursuant to our Atlanta JV agreement, prior to our acquisition of the remaining 20% interest in the Atlanta JV (see Note 3), allocations of the profits and losses of our Atlanta JV may be allocated disproportionately to nominal ownership percentages due to specified preferred return rate thresholds.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash and highly liquid investments with original maturities of three months or less when acquired, and are carried at cost which approximates fair value. The Company maintained a major portion of its deposits with Huntington Bancshares Incorporated at December 31, 2020 and 2019.  The balances on deposit at Huntington Bancshares Incorporated may at times exceed the federal deposit insurance limit, however, management believes that no significant credit risk exists with respect to the uninsured portion of these cash balances.

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

Hotel operating revenues can be disaggregated into the following categories to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the year ended December 31,
	2020	2019	2018
Rooms	$33,276	$58,353	$62,036
Food and beverage	684	1,370	1,524
Other	1,228	1,329	1,497
Total revenue	$35,188	$61,052	$65,057

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

The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on its technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement to the uncertain tax position by the applicable taxing authority or by expiration of the applicable statute of limitations. For the years ended December 31, 2020, 2019, and 2018, the Company did not record any uncertain tax positions.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Fair Value Option

Under U.S. GAAP, the Company has the irrevocable option to report most financial assets and financial liabilities at fair value on an instrument by instrument basis, with changes in fair value reported in net earnings.  This option was elected for the treatment of the Company’s convertible debt entered into on March 16, 2016 and November 19, 2020 (see Note 7).

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which superseded most existing lease guidance in U.S. GAAP. ASU 2016-02 requires, among other changes to the lease accounting guidance, lessees to recognize most leases on-balance sheet via a right of use asset and lease liability and additional qualitative and quantitative disclosures. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give companies another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows companies to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The Company adopted this standard on January 1, 2019.  The Company elected the practical expedients allowed under the guidance and retained the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. The Company also elected not to restate prior periods for the impact of the adoption of the new standard. The adoption of this standard has resulted in the recognition of right-of-use assets and related liabilities to account for the Company's future obligations under the operating leases for which the Company is the lessee. See Note 2 to the accompanying consolidated financial statements for additional disclosures related to the adoption of this standard.

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES

Investments in hotel properties consisted of the following at December 31:

	As of
	December 31, 2020	December 31, 2019
Land	$34,928	$20,200
Buildings, improvements, vehicle	244,041	206,971
Furniture and equipment	24,622	21,805
Initial franchise fees	1,784	1,784
Construction-in-progress	123	100
Right of use asset	62	80
Investment in hotel properties	305,560	250,940
Less accumulated depreciation	(39,729)	(28,877)
Investment in hotel properties, net	$265,831	$222,063

On January 1, 2019, the Company adopted ASU 842, Leases, and applied it prospectively. At adoption, the Company also elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification, and initial direct costs. Consequently on January 1, 2019, the Company recognized right-of-use assets and related liabilities related to its operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates.  The right-of-use assets and liabilities are amortized to rent expense, included in either Hotel and property operations expenses or General and administrative expenses depending on the nature of the lease, over the term of the underlying lease agreements.  The weighted average remaining life of the Company’s operating leases, including options to extend when it is reasonably certain the Company will exercise such options, was 6.4 years at December 31, 2020.

As of December 31,  2020 and 2019, the Company's right-of-use assets, net of $62 and $80, respectively, are included in Investment in hotel properties, net and its related lease liabilities of $62 and $81, respectively, are presented in Accounts payable, accrued expenses, and other liabilities in the Company's consolidated balance sheets. The adoption of this standard had minimal impact on the Company's consolidated statements of operations.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 3.  ACQUISITION OF HOTEL PROPERTIES

The Company did not acquire any properties during the years ended December 31, 2020 or 2019.

On February 14, 2020, the Company purchased the remaining 20% interest in the Atlanta JV from our joint venture partner (see detailed description of the Atlanta JV in Note 5) for $7,300 as allowed by the purchase option included in the original joint venture agreements.  The $7,300 was funded from the Company’s  revolving secured Key Bank credit facility (the “credit facility’), and the Company became the primary obligator on the $34,080 New Term Loan (as defined in Note 5) as part of the transaction.  As the Atlanta JV was previously accounted for under the equity method and the acquisition was considered the acquisition of assets, the liabilities assumed as part of the transaction were recorded at fair value while the assets purchased in the transaction were recorded based on a pro-rata fair value allocation of the total available basis, which included the fair value of liabilities assumed, the cash purchase price paid, the balance of the investment in the unconsolidated joint venture at the time of the acquisition, and the acquisition costs incurred.  The purchase was recognized as follows:

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

Included in the consolidated statements of operations for the year ended December 31, 2020 is total revenue of $3,449 and total operating losses of $1,773 related to the results of operations for Atlanta Aloft hotel since the date of its acquisition.

During the year ended December 31, 2018, the Company acquired two wholly owned hotel properties.  The allocation of the purchase price based on fair value was as follows:

	Date of acquisition	Land	Buildings, improvements, and vehicle	Furniture and equipment	Intangible asset	Total purchase price & acquisition costs (1)	Debt at acquisition (2)	Issuance of common units (3)	Net cash paid
TownePlace Suites	01/18/2018	$1,435	$16,459	$1,729	$190	$19,813	$19,813	$-	$-
Austin, TX
Home2 Suites	02/21/2018	998	13,485	1,854	53	16,390	14,818	50	1,522
Summerville, SC
Total		$2,433	$29,944	$3,583	$243	$36,203	$34,631	$50	$1,522

(1)	Contractual purchase price of $19,750 and $16,325 for Austin TownePlace Suites and Summerville Home2 Suites, respectively.
(2)	All debt was drawn from the credit facility at acquisition.
(3)	Total issuance of 259,685 common units. Common units may be redeemed at a rate of one common share for 52 common units (see Note 11).

Included in the consolidated statement of operations for the year ended December 31, 2018 are total revenue of $7,071 and total operating income of $1,610 which represent the results of operations for the two hotels acquired in 2018 since the date of acquisition.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

All purchase price allocations were determined using Level 3 fair value inputs.

NOTE 4: DISPOSITION OF HOTEL PROPERTIES

As of December 31, 2020 and December 31, 2019, the Company had no hotels classified as held for sale.

During the year ended December 31, 2020, no hotels were sold.  During the years ended December 31, 2019 and 2018, the Company sold one hotel and four hotels, respectively, resulting in total gains of $62 and  $5,707, respectively.

NOTE 5.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On August 1, 2016, the Company entered into a joint venture with Three Wall Capital LLC and certain of its affiliates (“TWC”) to acquire an Aloft hotel in downtown Atlanta, Georgia.  Prior to the purchase of the remaining interest in the Atlanta JV on February 14, 2020 (see Note 3), the Company accounted for the Atlanta JV under the equity method.  The Company owned 80% of the Atlanta JV with TWC owning the remaining 20%.  The Atlanta JV was comprised of two companies: Spring Street Hotel Property II LLC, of which our operating partnership indirectly owned an 80% equity interest, and Spring Street Hotel OpCo II LLC, of which our TRS indirectly owned an 80% equity interest.  TWC owned the remaining 20% equity interest in these two companies.

The purchase was partially funded with a $33,750 term loan secured by the property.  The term loan (the “Old Term Loan”), obtained from LoanCore Capital Credit REIT LLC, had an initial term of 24 months with three 12-month extension periods, which could be exercised at the Atlanta JV’s option subject to certain conditions and fees.  The first of these extension options was exercised by the Atlanta JV on September 9, 2018.    The loan was non-recourse to the Atlanta JV, subject to specified exceptions.  The loan was also non-recourse to Condor, except for certain customary carve-outs which were guaranteed by the Company.

On August 9, 2019, the operating partnership and the owner and lessee of the Aloft Atlanta hotel in the Atlanta JV (Spring Street Hotel Property LLC and Spring Street Hotel OpCo LLC, respectively), as Borrowers, closed on a $34,080 term loan pursuant to a term loan agreement with KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Agent for the Lenders (the “New Term Loan”).  The proceeds of the New Term Loan were used to repay the Old Term Loan, which was terminated following the repayment.  The New Term Loan was included in full on the balance sheet of the Atlanta JV at December 31, 2019.

The New Term Loan matured upon the earlier to occur of (a) consummation of the merger under the Merger Agreement (see Note 1) and (b) February 9, 2020.  The New Term Loan bore interest, at the Borrower’s option, at either LIBOR plus 2.25% or a base rate plus 1.25% and required monthly interest payments and principal was due on the maturity date.  The Borrowers could, at any time, voluntarily prepay the New Term Loan in whole or in part without premium or penalty (other than customary LIBOR breakage costs).  The New Term Loan was guaranteed by the Company and certain of its subsidiaries.  On February 6, 2020, the maturity of the New Term Loan was extended to May 8, 2020. The New Term Loan was refinanced on May 13, 2020 with the Seventh Amendment to its credit facility with KeyBank.

The Atlanta JV agreement included buy-sell rights for both members (generally after three years of hotel ownership for Condor and after five years for TWC) and Condor had a purchase option for TWC’s Atlanta JV ownership interest exercisable between the third and fifth anniversary of the hotel closing.

Under the Atlanta JV agreement, the Atlanta JV was managed by TWC in accordance with business plans and budgets approved by both partners.  Major decisions as detailed in the agreement also required joint approval.  Condor could remove TWC as manager of the Atlanta JV and appoint a new manager only upon the occurrence of certain events.  The Atlanta Aloft hotel was managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC.  The Atlanta JV paid to Boast total management fees of $61,  $380 and $333 during the years ended December 31, 2020, 2019, and 2018, respectively.    The management of the Atlanta Aloft hotel was moved to Aimbridge Hospitality on March 1, 2020 following the acquisition of the remaining interest in the Atlanta JV by Condor.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Net cash flow from the Atlanta JV was distributed each fiscal year first with a 10% preferred return on capital contributions to Condor, second with a 10% preferred return on capital contributions to TWC, and third with any remainder distributed to the partners based on their pro-rata equity ownership. Profits were allocated in the same proportion as net cash flow.  Losses were allocated based on pro-rata equity ownership. Cash distributions totaling $480, $1,813 and $1,662 were received by the Company from the Atlanta JV during the years ended December 31,  2020, 2019, and 2018, respectively.

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

The table below provides the components of net earnings (loss), including the Company’s share of the Atlanta JV, for the years ended December 31, 2020, 2019, and 2018:

	For the period of January 1 to February 14,	Year ended December 31,
	2020	2019	2018
Revenue
Room rentals and other hotel services	$1,522	$12,666	$11,888
Operating Expenses
Hotel and property operations	960	8,084	7,855
Depreciation and amortization	181	1,494	1,444
Total operating expenses	1,141	9,578	9,299
Operating income	381	3,088	2,589
Net loss on disposition of assets	-	(2)	(197)
Net loss on derivative	-	(1)	(27)
Interest expense	(281)	(2,675)	(2,637)
Loss on extinguishment of debt	-	(172)	-
Net earnings (loss)	$100	$238	$(272)

Condor allocated earnings (loss)	$80	$190	$(218)
TWC allocated earnings (loss)	20	48	(54)
Net earnings (loss)	$100	$238	$(272)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 6.  LONG-TERM DEBT

Long-term debt related to wholly owned properties consisted of the following loans payable at December 31:

Lender	Balance at December 31, 2020	Interest rate at December 31, 2020	Maturity	Amortization provision	Properties encumbered at December 31, 2020	Balance at December 31, 2019
Fixed rate debt
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18	$8,454	4.54%	08/2024	25 years	1	$8,639
OSK X, LLC (1)	13,199	4.33%	12/2023 (5)	25 years	1	13,290
OSK X, LLC (1)	880	4.33%	12/2023 (5)	7 years	-	971
Paycheck Protection Program (7)	2,299	1.00%	05/2022	(7)	-	-
Total fixed rate debt	24,832					22,900

Variable rate debt
Wells Fargo	25,386	2.55% (2)	11/2022 (6)	30 years	3	25,612
KeyBank credit facility (3)	118,114	4.00% (4)	1/2023	Interest only	10	86,845
Total variable rate debt	143,500				15	112,457

Total long-term debt	$168,332					$135,357
Less: Deferred financing costs	(1,806)					(1,356)
Total long-term debt, net of deferred financing costs	$166,526					$134,001

(1) Both loans are collateralized by Aloft Leawood.    These loans were formerly held by Great Western Bank prior to being purchased by OSK X, LLC on December 24, 2020.

(2) Variable rate of 30-day LIBOR plus 2.39%, effectively fixed at 4.44% after giving effect to interest rate swap (see Note 8).

(3) Prior to March 30, 2020, the $150,000 credit facility included an accordion feature that would allow the credit facility to be increased to $400,000 with additional lender commitments. Available borrowing capacity under the credit facility was based on a borrowing base formula for the pool of hotel properties securing the facility.  The commitment fee on unused facility was 0.20%.  Subsequent amendments to the credit facility in 2020 modified this availability to set the size of the facility at $130,000, of which $4,000 is reserved for the payment of interest under the facility.  The ability to borrow under the credit facility is limited to payment of interest and fees under the credit facility and funding any shortfalls to an approved budget.  The commitment fee on unused facility is 0.20%  when the usage is over 50% of the total commitment and 0.25% when the usage under 50% of the commitment.  Total unused availability under this credit facility was $11,886 at December 31, 2020.

(4) Prior to March 30, 2020, borrowings under the facility accrued interest based on a leverage-based pricing grid, at the Company’s option, at either LIBOR plus a spread ranging from 2.25% to 3.00% (depending on leverage) or a base rate plus a spread ranging from 1.25% to 2.00% (depending on leverage).  Subsequent amendments to the credit facility in 2020 increased the interest rate to LIBOR plus 3.25% or a base rate plus 2.25%, and further increased the interest rate spreads by 0.25% at six month intervals.  The LIBOR floor was also increased to 0.50%.

(5) Term was extended for additional two years on December 2, 2020.

(6) Two one-year extension options subject to the satisfaction of certain conditions.

(7) The PPP loans are made up of three separate loans received in April 2020.  Monthly payments totaling $121 are scheduled to begin October 2021 if the loan or a portion of it is not forgiven.    The entire amount of the loans was used for payroll, utilities and interest, and therefore, management anticipates that the loans will be substantially forgiven.    The Company completed and submitted to the Small Business Association applications for the forgiveness of two of the three PPP loans during the first quarter of 2021 and plans to submit the application for the third loan later in 2021.  To the extent that they are not forgiven, the Company would be required to repay that portion at an interest rate of 1.00%.

At December 31, 2020, we had long-term debt of $168,332 with a weighted average term to maturity of 2.1 years and a weighted average interest rate of  3.79%.  Of this total, at December 31, 2020,  24,832 was fixed rate debt with a weighted average term to maturity of 2.3 years and a weighted average interest rate of  4.09% and $143,500 was variable rate debt with a weighted average term to maturity of 2.0 years and a weighted average interest rate of   3.74%.    At December 31, 2019, we had long-term debt of $135,357 with a weighted average term to maturity of 1.5 years and a weighted average interest rate of 4.22%.  Of this total, at December 31, 2019,  $22,900 was fixed rate debt with a weighted average term to maturity of 2.3 years and a weighted average interest rate of 4.41% and $112,457 was variable rate debt with a weighted average term to maturity of 1.2 years and a weighted average interest rate of 4.18%.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Aggregate annual principal payments on debt for the next five years and thereafter are as follows:

Total
2021	$1,412
2022	27,686
2023	131,394
2024	7,840
2025	-
Thereafter	-
Total	$168,332

Financial Covenants

We are required to satisfy various financial covenants within our debt agreements, including the following financial covenants within our credit facility with KeyBank:

•

Borrowing Base Debt Service Coverage Ratio:  The ratio of adjusted net operating income from borrowing base properties to debt service for the credit facility (assuming a 30 year amortization) must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending September 30, 2021 and December 31, 2021, (b) 1.25 to 1 as of the end of the fiscal quarters ending March 31, 2022 and June 30, 2022 and (c) 1.50 to 1 as of the end of the fiscal quarter ending September 30, 2022 and each fiscal quarter thereafter. For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2022 when the calculation is based on the most recently ended four fiscal quarters.

•

Fixed Charge Coverage Ratio: The ratio of adjusted consolidated EBITDA to consolidated fixed charges must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending September 30, 2021 and December 31, 2021, (b) 1.25 to 1 as of the end of the fiscal quarters ending March 31, 2022 and June 30, 2022 and (c) 1.50 to 1 as of the end of the fiscal quarter ending September 30, 2022 and each fiscal quarter thereafter. For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2022 when the calculation is based on the most recently ended four fiscal quarters.

•

Borrowing Base Leverage Ratio:  The ratio of indebtedness outstanding under the credit facility to borrowing base asset value (based on updated as-stabilized appraisals) cannot exceed 65%.  The covenant is first tested on March 31, 2022.

•

Minimum Liquidity:  Liquidity must be greater than or equal to $3,000. In addition, the Ninth Amendment provided that if liquidity is below $6,000, (a) the agent may engage a financial advisor to advise it with respect to the Company and the credit facility, (b) a $2,000 interest reserve must be maintained, (c) certain reporting must be completed on a weekly basis and (d) advances under the credit facility can only be made and applied pursuant to a cash flow waterfall.

We are also required to satisfy a debt yield financial covenant within our loan agreement relating to the three properties financed by Wells Fargo Bank.  The loan agreement provides that if the Company fails to satisfy a debt yield (adjusted net cash flow / outstanding principal amount of the loan) of 10% at the end of any fiscal quarter, then a cash trap occurs.  During a cash trap, the revenue generated from the hotels is directed to an account controlled by the lender and used to pay certain hotel expenses and debt service costs and fund certain reserves.  Any excess funds are held by the lender as additional collateral.  Failure to satisfy the debt yield and the occurrence of a cash trap do not constitute a default under the loan agreement.

In connection with the first amendment to the loan agreement entered into in May 2020, measurement of the debt yield was suspended until the measurement date occurring on March 31, 2021.  The Company does not currently expect that it will satisfy the debt yield as of March 31, 2021 and that a cash trap will occur.  Any cash trap will expire when the debt yield is equal to or greater than 10.5%.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

We are also required to satisfy various financial covenants within our loan agreement with OSK X, LLC relating to the Leawood, Kansas Aloft, including the following:

•

Property-Specific Pre-Distribution Debt Service Coverage Ratio.  The ratio of adjusted net operating income for the Leawood, Kansas Aloft (before distributions) to debt service for the loans must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending December 31, 2020, March 31, 2021 and June 30, 2021 and (b) 1.35 to 1 as of the end of the fiscal quarter ending September 30, 2021 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•

Property-Specific Post-Distribution Debt Service Coverage Ratio.  The ratio of adjusted net operating income for the Leawood, Kansas Aloft (after distributions) to debt service for the loans must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending December 31, 2020, March 31, 2021 and June 30, 2021 and (b) 1.35 to 1 as of the end of the fiscal quarter ending September 30, 2021 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•	Consolidated Debt Service Coverage Ratio. The ratio of consolidated adjusted net operating income for the Company to consolidated debt service must be equal to or greater than 1.05 to 1.

Certain of the terms used in the foregoing descriptions of the financial covenants within our credit facility and loan agreement have the meanings given to them in the credit facility and loan agreement, and certain of the financial covenants are subject to pro forma adjustments for acquisitions and sales of hotel properties and for specific capital events.

As a result of the actual and anticipated unprecedented negative impact of the COVID-19 virus on the hotel industry generally, the Company has received waivers of compliance with financial covenants from various lenders (including Great Western Bank with respect to the Leawood, Kansas Aloft) for the first three quarters of 2020.  The Company and certain of its other lenders have also modified various financial covenants by suspending measurements, providing for lower covenants and/or using annualized results (including Great Western Bank with respect to the Leawood, Kansas Aloft).

On December 24, 2020, the Company’s loans with Great Western Bank (financing the Leawood, Kansas Aloft), with a December 31, 2020 balance of $14,079, were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Staley Partners. The Company did not satisfy the financial covenants for these loans as of December 31, 2020, as was the case for the first three quarters of 2020.  The Company has been advised by OSK X, LLC that it is in default for failure to comply with the financial covenants as of December 31, 2020 (unlike Great Western Bank that waived the covenants for the first three quarters of 2020).  The Company is continuing to negotiate with OSK X, LLC to obtain waivers.

The loan documents with OSK X, LLC provide (a) that the Company has a 90 day cure period (ending on May 27, 2021) within which it can cure the defaults and (b) that OSK X, LLC is precluded from accelerating the loans and taking any action to foreclose on the Leawood, Kansas Aloft during the cure period.  The Company also believes that there are serious questions under applicable law about whether OSK X, LLC has the ability to declare a default, accelerate the loans or foreclose on the Leawood, Kansas Aloft due to the impossibility of performance of financial covenants during the COVID-19 pandemic.  The Company is diligently pursuing commitments from lenders to refinance the loans with OSK X, LLC during the cure period.

The Company intends to seek any available damages in the event of litigation that may result from the actions of OSK X, LLC.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

other loans and such default would permit that lender to accelerate our indebtedness under any such loan.  The above-described defaults under our loan agreement with OSK X, LLC will not result in a cross-default under our credit facility until the 90-day cure period with respect to those defaults expires on May 27, 2021.  As indicated above, the Company is diligently pursuing commitments from lenders to refinance the loans with OSK X, LLC in order to cure those defaults during the cure period.

As of December 31, 2020,  other than with respect to our financial covenants for OSK X, LLC (as discussed above), we are not in default of any of our loans.

NOTE 7: CONVERTIBLE DEBT AT FAIR VALUE

As part of an agreement entered into on March 16, 2016 (the “Exchange Agreement”) with Real Estate Strategies, L.P. (“RES”, which also includes affiliated entities), the Company issued to RES a Convertible Promissory Note (the “2016 Note”), bearing interest at 6.25% per annum, in the principal amount of $1,012 initially convertible into shares of 6.25% Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”), which could be subsequently converted into 97,269 shares of common stock.  Following the conversion of all of the outstanding Series D Preferred Stock into common stock and the issuance of the Series E Preferred Stock on March 1, 2017, the 2016 Note was amended to be convertible directly into 97,269 shares of common stock at any time at the option of RES or automatically when the 6.25% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”) is required to be converted or is redeemed in whole (see Note 10).  The 2016 Note is not convertible to the extent that a conversion would cause RES, together with its affiliates, to beneficially own more than 49% of the voting stock of the Company at the time of the conversion.  Any conversion reduces the principal amount of the Note proportionally.

On November 19, 2020, the Company entered into separate Convertible Promissory Notes and Loan Agreements (the “2020 Notes”) in favor of (a) SREP III Flight—Investco 2, L.P. (“SREP”), an affiliate of StepStone Group LP, for $7,220, and (b) Efanur S.A. (“Efanur”), an affiliate of IRSA Inversiones y Representaciones Sociedad Anónima, for $2,780. Pursuant to the 2020 Notes, the Company borrowed $10,000 from SREP and Efanur and used the proceeds to repay loans outstanding under the credit facility. Each of the 2020 Notes mature upon the earliest to occur of (a) the closing of a Rights Offering (as defined below) or a Non-Rights Offering Conversion (as defined below) in an amount equal to the outstanding principal balance of the respective Note, (b) the acceleration of the respective Note on or after the occurrence of an Event of Default (as defined in the respective Note) and (c) January 2, 2023.  Additionally, there is an event of default under the credit facility if the 2020 Notes are not either converted to common stock or paid in full (subject to the terms of a subordination and standstill agreement in favor of KeyBank) by July 1, 2021.

Each of the 2020 Notes accrues interest at 10.00% per annum (exclusive of any portion of the principal that is used in a Rights Offering and, in the case of the Note in favor of SREP, any backstop commitment), provides for the interest rate to increase to 20% upon an Event of Default or if any amounts under the applicable Note are outstanding after May 31, 2021, provides for the capitalization of interest, and provides for the payment of all accrued and unpaid interest and principal on the maturity date. Each of the Notes also provides, subject to a Make Whole Fee (as defined in the respective Note) payable to SREP and Efanur, as applicable, for the interest rate to increase to 25% upon a determination by the disinterested members of the board of directors of the Company (a) not to proceed with, or to terminate, a Rights Offering, (b) to prohibit a Non-Rights Offering Conversion or (c) not to seek shareholder approval of the transactions contemplated by the Notes, including the issuance of shares of common stock of the Company and the conversion price (“Shareholder Approval”), because the failure to make any such determination would reasonably be expected to constitute a breach of the directors’ duties under Maryland law (a “Board Decision”).

Subject to receipt of Shareholder Approval or a Board Decision, SREP and Efanur may elect to convert the principal due under the applicable Note into common stock of the Company in connection with any future rights offering commenced by the Company for 4,000,000 shares of common stock of the Company at a price of $2.50 per share (a “Rights Offering”). Pursuant to the Note in favor of SREP, the Company has committed to offer to SREP the option

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

to purchase any shares of common stock of the Company underlying any unexercised rights in any such Rights Offering.

The Company and SREP entered into a backstop commitment agreement related to the Rights Offering on December 7, 2020. Pursuant to the backstop commitment agreement, SREP will backstop the Rights Offering, if commenced, on a standby basis to facilitate the transaction, by the Company selling to SREP pursuant to an exemption from the registration requirements of Section 5 of the Securities Act provided under Section 4(a)(2) thereof and/or Regulation D thereunder and SREP purchasing an aggregate number of shares of common stock equal to (x) $10.0 million, minus (y) the aggregate proceeds of the Rights Offering divided by $2.50, at a price per share equal to $2.50, subject to the terms and conditions of the backstop commitment agreement. The obligations of SREP under the backstop commitment agreement are subject to certain conditions, which, among other conditions, include: (1) that the Rights Offering must occur on or prior to May 31, 2021, and (2) that the Company exempts SREP from the ownership limitation set forth in the Company’s articles of incorporation.

If any amounts remain unpaid on the applicable Note after May 31, 2021 (or, if earlier, the termination, rescission or rejection of the Rights Offering), subject to receipt of Shareholder Approval or a Board Decision, SREP and Efanur may elect to convert the principal due under the applicable Note into 4,000,000 shares of common stock of the Company at a price of $2.50 per share (a “Non-Rights Offering Conversion”).

The issuance of shares in a Rights Offering or Non-Rights Offering Conversion received requisite Shareholder Approval at a special meeting of shareholders on January 18, 2021.

In the event of a Board Decision in order to accept an unsolicited cash offer for newly issued common stock or securities convertible into common stock of the Company, then upon consummation of any such sale, the Company is required to pay SREP and Efanur a Make Whole Fee as set forth in their respective Note.

The Company has made an irrevocable election to record these notes in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of the notes. As such, gains and losses on the notes are included in net gain (loss) on derivatives and convertible debt within net earnings (loss) each reporting period. Gains (losses) related to these notes were recognized totaling ($5,795),  ($80), and $69 during the years ended December 31, 2020, 2019, and 2018, respectively.  The fair value of the 2016 Note is determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options and is considered a Level 3 fair value measurement.  The fair value of the 2020 Note is based on the value of the note upon conversion due to the high probability associated with that event.  Interest expense related to these notes is recorded separately from other changes in its fair value within interest expense each period.

The following table represents the difference between the fair value and the unpaid principal balances of the notes  as of December 31, 2020:

	Fair value as of December 31, 2020	Unpaid principal balance as of December 31, 2020	Fair value carrying amount (over)/under unpaid principal
2016 Note	$1,115	$1,012	$(103)
2020 Notes	15,760	10,000	(5,760)
Total	$16,875	$11,012	$(5,863)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 8: FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At December 31, 2020, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the consolidated financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired hotel properties and related assumed debt in 2020 and 2018 (see Note 3), in the valuation of stock-based compensation grants (see Note 12), and in the assessment of impairment and recoveries of impairment during the year ended December 31, 2018.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting the discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at December 31, 2020 and 2019 are as follows:

Associated debt	Type	Terms	Effective Date	Maturity Date	Notional amount at December 31, 2020	Notional amount at December 31, 2019
Wells Fargo	Swap	Swaps 30-day LIBOR for fixed rate of 2.053%	11/2017	11/2022	$25,386 (1)	$25,612 (1)
Credit facility	Cap	Caps 30-day LIBOR at 3.35%	4/1/2019	10/2020	$-	$30,000

(1)	Notional amounts amortize consistently with the principal amortization of the associated loans.

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

All derivatives recognized by the Company are reported as either derivative assets or liabilities on the balance sheets and are adjusted to their fair value at each reporting date.  All gains and losses on derivative instruments are included in net gain (loss) on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the statements of operations. Net gains (losses)  of ($536), ($991), and $248 were recognized related to derivative instruments for the years ended December 31, 2020, 2019, and 2018, respectively.

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial assets and (liabilities) carried at fair value and measured on a recurring basis:

	Fair value at December 31, 2020	Level 1	Level 2	Level 3
Interest rate derivatives	$(880)	$-	$(880)	$-
Series E Preferred embedded redemption option	-	-	-	-
Convertible debt	(16,875)	-	-	(16,875)
Total	$(17,755)	$-	$(880)	$(16,875)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

	Fair value at December 31, 2019	Level 1	Level 2	Level 3
Interest rate derivatives	$(366)	$-	$(366)	$-
Series E Preferred embedded redemption option	22	-	-	22
Convertible debt	(1,080)	-	-	(1,080)
Total	$(1,424)	$-	$(366)	$(1,058)

There were no transfers between levels during the years ended December 31, 2020, 2019, or 2018.

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the statements of operations during the periods:

	Year ended December 31,
	2020			2019
	Series E Preferred embedded redemption option	Convertible debt	Total	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$22	$(1,080)	$(1,058)	$289	$(1,000)	$(711)
Net gains (losses) recognized in earnings	(22)	(5,795)	(5,817)	(267)	(80)	(347)
Purchase and issuances	-	(10,000)	(10,000)	-	-	-
Sales and settlements	-	-	-	-	-	-
Gross transfers into Level 3	-	-	-	-	-	-
Gross transfers out of Level 3	-	-	-	-	-	-
Fair value, end of period	$-	$(16,875)	$(16,875)	$22	$(1,080)	$(1,058)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$(22)	$(5,795)	$(5,817)	$(267)	$(80)	$(347)

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

	Carrying value at December 31,		Estimated fair value at December 31,
	2020	2019	2020	2019
Total	$166,526	$134,001	$167,349	$134,288

Impaired Hotel Properties

In the performance of impairment analysis for both held for sale and held for use properties, fair value is determined with the assistance of independent real estate brokers and through the use of operating results and revenue multiples based on the Company’s experience with hotel sales as well as available industry information.  For held for sale properties, estimated selling costs are based on our experience with similar asset sales.  These are considered Level 3 fair value measurements.  No impairments or recoveries of impairments were recognized during the years ended December 31, 2020 and 2019.  During the year ended December 31, 2018, a recovery of impairment of $93 was recognized on one held for sale property that was subsequently sold during that year.

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

During the year ended December 31, 2018, the Company sold 28,474 shares of common stock under the ATM program at an average sales price of $10.40 per share, for gross proceeds totaling $296 and net proceeds totaling $260.  There were no sales under the ATM program in 2019 or 2020.  Since the inception of the ATM program, we have sold 197,478 shares of common stock at an average sales price of $10.18 per share for gross proceeds totaling $2,011 and net proceeds totaling $1,879.

NOTE 10.  PREFERRED STOCK

Series E Redeemable Convertible Preferred Stock

On February 28, 2017, the holders of the Company’s former Series D Preferred Stock voluntarily converted their shares into 6,004,957 shares of common stock at $10.40 per share pursuant to the terms of the preferred stock and additionally were granted $9,250 of newly created Series E Preferred Stock.

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

The Series E Preferred Stock was determined to have a fair value of $9,900 on the date of issuance as measured using a trinomial lattice-based model.  From this value, the embedded redemption option (see Note 8), which was determined to be an asset with a fair value on the date of issuance of $150 using the same model, was bifurcated and is accounted for at fair value at each period end.  These are considered Level 3 fair value measurements.

NOTE 11.  NONCONTROLLING INTEREST OF COMMON UNITS IN THE OPERATING PARTNERSHIP

At both December 31, 2020 and 2019,  219,183 of the operating partnership’s common units were outstanding, all of which were held by limited partners. The total redemption value for the common units was $17  and $47 at December 31, 2020 and 2019, respectively.  Our ownership interest in the operating partnership as of both  December 31, 2020 and 2019 was 99.9%.

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

No common units were redeemed during the year ended December 31, 2020.  During the year ended December 31, 2019, 259,685 common units were redeemed for cash totaling $42 and 2,802,256 common units were converted into 53,891 shares of common stock.  During the year ended December 31, 2018, 1,528,803 common units were redeemed for cash totaling $298.

NOTE 12.  STOCK-BASED COMPENSATION

The Company currently has in place the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 761,538  following an amendment to the plan to increase the number of available shares by 300,000 that was approved by shareholders on May 17, 2018 at the annual meeting of shareholders.  As of December 31, 2020, there were 482,136 common shares available for issuance under the 2016 Stock Plan.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Service Condition Share Awards

From time to time, the Company awards restricted shares of common stock to employees, officers, and members of the Board of Directors under the 2016 Stock Plan.  These shares generally vest ratably over five years for employees and officers and three years for members of the Board of Directors based on continued service or employment.  Dividends paid on these restricted shares during the vesting period are not forfeited in the event that the shares fail to vest.  The following table presents a summary of the service condition unvested share activity for the years ended December 31, 2020, 2019, and 2018:

	Shares	Weighted-average grant date fair value
Unvested at December 31, 2017	95,832	$10.54
Granted	23,191	$10.28
Vested	(30,879)	$10.56
Forfeited	(11,644)	$10.33
Unvested at December 31, 2018	76,500	$10.48
Granted	21,917	$8.48
Vested	(50,328)	$9.94
Forfeited	(1,407)	$9.23
Unvested at December 31, 2019	46,682	$10.16
Granted	4,775	$5.52
Vested	(20,201)	$10.01
Forfeited	(2,328)	$9.14
Unvested at December 31, 2020	28,928	$9.57

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

The fair value of the performance based share awards is based on the closing price of the Company’s common stock on the grant date, discounted for estimated common stock dividends to be declared prior to the shares being issued.  The grant date occurs on an annual basis when budgeted FFO is approved by the Board of Directors.  During the year ended December 31, 2020, there were no shares issued related to performance based share awards.  During the year ended December 31, 2019, 13,778 shares with a grant date fair value totaling $122 were awarded to the executive based on 2018 FFO. Simultaneously, 2,550 fully vested shares were issued to the executive with a fair value of $22 as a discretionary award.  During the year ended December 31, 2018, 21,133 shares with a grant date fair value totaling $212 were awarded to the executive based on 2017 FFO.

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

A total of 24,607, 14,936 and 11,503  shares were issued to independent directors under the 2016 Stock Plan with respect to these fees during the years ended December 31, 2020, 2019, and 2018, respectively.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation related to employees and directors for the years ended December 31, 2020, 2019, and 2018 was $173,  $1,026,  and $974,  respectively, all of which is included in general and administrative expense.  Total unrecognized compensation cost related to all awards at December 31, 2020 was $319, which is expected to be recognized over a weighted-average remaining service period of 1.7 years.

NOTE 13.  INCOME TAXES

For the years ended December 2020, 2019, and 2018, the income tax expense related to the operating partnership included primarily certain state and local taxes totaling $105,  $175, and $83, respectively.

The components of the income tax expense (benefit) from the TRS for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year ended December 31,
	2020	2019	2018
Federal:
Current	$-	$-	$-
Deferred	(550)	817	202
State and local:
Current	-	2	(8)
Deferred	70	(57)	58
Income tax expense (benefit)	$(480)	$762	$252

Actual income tax expense of the TRS for the years ended December 31, 2020, 2019, and 2018 differs from the “expected” income tax expense (benefit) (computed by applying the appropriate U.S. federal income tax rate of 21% to earnings before income taxes) as a result of the following:

	Year ended December 31,
	2020	2019	2018
Computed "expected" income tax (benefit) expense	$(1,893)	$403	$191
State income taxes, net of federal income tax (benefit) expense	(240)	62	40
(Decrease) increase in valuation allowance	1,383	(124)	29
Return to provision adjustments	-	431	(16)
Adjustment to state net operating losses	248	-	-
Other	22	(10)	8
Total income tax expense (benefit)	$(480)	$762	$252

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are as follows:

	As of December 31,
	2020	2019
Deferred Tax Assets
Accrued expenses and other	$101	$100
Net operating losses carried forward for federal income tax purposes	1,951	374
Net operating losses carried forward for state income tax purposes	424	455
AMT	-	58
Subtotal deferred tax assets	2,476	987
Valuation allowance	(1,742)	(359)
Total deferred tax assets	734	628

Deferred Liabilities
Tax depreciation in excess of book depreciation	734	909
Atlanta JV basis difference	-	140
Total deferred tax liabilities	734	1,049
Net deferred tax assets (liabilities)	$-	$(421)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Prior to 2020, it was determined by management that a valuation allowance against deferred tax assets was not  required, with the exception of an allowance against certain state net operating losses, as management believed that it is more likely than not that remaining deferred tax assets will be realized.  In 2020, as a result of the impact of the COVID-19 pandemic on the Company’s performance, the Company believes that a full valuation allowance against the net deferred tax asset position was necessary at December 31, 2020, which requires a valuation allowance of $1,742 as of that date.

After consideration of limitations related to a change in control as defined under Internal Revenue Code Section 382 following the Company’s common and preferred equity transactions,  the TRS’s net operating loss carryforward at December 31, 2020 as determined for federal income tax purposes was $1,951.  The availability of the loss carryforwards will expire in 2027 through 2034, with an indefinite carryforward for losses arising after December 31, 2017.

As of December 31, 2020, the tax years that remain subject to examination by major tax jurisdictions generally include 2017 through 2020.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

No distributions were paid in 2020.  For income tax purposes, distributions paid per share for the years ended December 31, 2019 and 2018 were characterized as follows:

	For the year ended December 31,
	2019		2018
	Amount	%	Amount	%
Common Shares:
Ordinary income	$-	-	$-	-
Capital gain	-	-	-	-
Return of capital	0.585000	100%	0.975000	100%
Total	$0.585000	100%	$0.975000	100%

Series E Preferred Stock:
Ordinary income	$-	-	$-	-
Capital gain	-	-	-	-
Return of capital	0.468750	100%	0.625000	100%
Total	$0.468750	100%	$0.625000	100%

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

	Year ended December 31,
	2020	2019	2018
Numerator: Basic
Net earnings (loss) attributable to common shareholders	$(19,681)	$(5,626)	$4,787
Less: Allocation to participating securities	-	(38)	(67)
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$(19,681)	$(5,664)	$4,720

Numerator: Diluted
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$(19,681)	$(5,664)	$4,720
Interest and fair value adjustment on Convertible Debt	-	-	(6)
Total Diluted	$(19,681)	$(5,664)	$4,714

Denominator
Weighted average number of common shares - Basic	11,966,982	11,856,113	11,784,222
Performance Based Share Awards	-	-	4,285
Convertible Note	-	-	97,269
Weighted average number of common shares - Diluted	11,966,982	11,856,113	11,885,776

Earnings Per Share
Basic Earnings (Loss) per Share	$(1.59)	$(0.48)	$0.40
Diluted Earnings (Loss) per Share	$(1.59)	$(0.48)	$0.40

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Year ended December 31,
	2020	2019	2018
Unvested restricted stock	38,012	62,742	79,456
Warrants - Employees (2)	-	-	11,056
Series E Preferred Stock	668,111	668,111	668,111
2016 Convertible Note	97,269	97,269	-
2020 Convertible Note	459,016	-	-
Operating partnership common units (1)	4,215	54,330	86,255
Total potentially dilutive securities excluded from the denominator	1,266,623	882,452	844,878

(1)

Common units have been omitted from the denominator for the purpose of computing diluted EPS since the effect of including these amounts in the numerator and denominator would have no impact on calculated EPS.

(2)	Amounts above are weighted average amounts outstanding for the period presented. These instruments were no longer outstanding at December 31, 2020.

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

Each of the management companies employed by the TRS at December 31, 2020 receives a base monthly management fee of 3.0% to 3.5% of gross hotel revenue, with incentives for performance which increase such fee to a maximum of 5.0%.  For the years ended December 31, 2020, 2019, and 2018, base management fees incurred totaled $1,042,  $1,813, and $1,779, respectively.  For the years ended December 31, 2020,  2019, and 2018, incentive management fees totaled $0, $141, and $333, respectively.

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

Franchise Agreements

As of December 31, 2020,  all of our properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue.  The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term.  Franchise fee expense totaled $2,597, $4,685, and $4,834, for the years ended December 31, 2020, 2019, and 2018, respectively.

The franchisor of two of our hotels advised us in 2019 that both of the hotels have dropped below the required level for guest satisfaction surveys, and that if the hotels do not achieve compliance, it reserves the right to elect to terminate the relevant franchise agreement.  While the Company believes that it has corrected all deficiencies, the franchisor has informed us that they are not reassessing the accountability status of any properties until at the earliest July 2021.

Leases

The Company has no land lease agreements in place related to properties owned at December 31, 2020 and had no land lease expense related to the years ended December 31, 2020, 2019, and 2018.

Each of the Company’s three office leases expired  in  2019 with space currently now being rented month to month in one location.  Office lease expense totaled $27,  $133, and $160 in the years ended December 31, 2020, 2019, and

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

2018, respectively, and is included in general and administrative expense.  The Company also has in place operating leases for miscellaneous equipment at its hotel properties.

The maturity of the lease liabilities for the Company’s operating leases is as follows:

Maturity of lease liabilities
Year ended December 31,
2021	$21
2022	20
2023	4
2024	4
2025	4
Thereafter	21
Total lease payments	$74
Less: Imputed interest	(12)
Present value of lease liabilities	$62

Benefit Plans

The Company has a qualified contributory retirement plan under Section 401(k) of the Code (the “401(k) Plan”) which covers all employees who meet certain eligibility requirements.  Voluntary contributions may be made to the 401(k) Plan by employees.  The 401(k) Plan is a Safe Harbor Plan and requires a mandatory employer contribution.  The employer contribution expense for the years ended December 31, 2020, 2019, and 2018 was $26, $52,  and $71, respectively, and is included in general and administrative expenses.

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

NOTE 16. QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter ended (unaudited)
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Total 2020

Revenue	$13,227	$4,811	$8,841	$8,309	$35,188
Operating expenses	13,862	8,960	11,644	5,353	39,819
Operating income (loss)	(635)	(4,149)	(2,803)	2,956	(4,631)

Net loss on dispositions of assets	(9)	(1)	(3)	(5)	(18)
Equity in earnings of joint venture	80	-	-	-	80
Net gain (loss) on derivatives and convertible debt	(759)	19	131	(5,722)	(6,331)
Other income (expense), net	(28)	(58)	(4)	25	(65)
Interest expense	(1,980)	(2,070)	(2,103)	(2,328)	(8,481)
Loss before income taxes	(3,331)	(6,259)	(4,782)	(5,074)	(19,446)
Income tax (expense) benefit	306	61	(27)	35	375
Net loss	(3,025)	(6,198)	(4,809)	(5,039)	(19,071)
Loss attributable to noncontrolling interest	1	2	2	2	7
Net loss attributable to controlling interests	(3,024)	(6,196)	(4,807)	(5,037)	(19,064)
Dividends undeclared on preferred stock	(145)	(144)	(169)	(159)	(617)
Net loss attributable to common shareholders	$(3,169)	$(6,340)	$(4,976)	$(5,196)	$(19,681)

Earnings (loss) per Share (1)
Total - Basic Earnings (loss) per Share	$(0.27)	$(0.53)	$(0.42)	$(0.38)	$(1.59)
Total - Diluted Earnings (loss) per Share	$(0.27)	$(0.53)	$(0.42)	$(0.38)	$(1.59)

(1) Quarterly and total annual EPS are based on the weighted average number of shares outstanding during each quarter and the annual period. Due to rounding and differences in earnings and losses between the quarterly and annual periods, the sum of the quarterly EPS amounts may not equal the reported amounts for the year.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

	Quarter ended (unaudited)
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Total 2019

Revenue	$15,903	$16,177	$14,666	$14,306	$61,052
Operating expenses	13,825	14,562	14,386	13,412	56,185
Operating income	2,078	1,615	280	894	4,867

Net gain (loss) on dispositions of assets	39	(16)	(14)	(45)	(36)
Equity in earnings (loss) of joint venture	513	166	(84)	(405)	190
Net loss on derivatives and convertible debt	(237)	(456)	(223)	(155)	(1,071)
Other expense, net	(29)	(24)	(27)	(24)	(104)
Interest expense	(2,163)	(2,094)	(1,912)	(1,807)	(7,976)
Earnings (loss) before income taxes	201	(809)	(1,980)	(1,542)	(4,130)
Income tax expense	(186)	(461)	(8)	(282)	(937)
Net earnings (loss)	15	(1,270)	(1,988)	(1,824)	(5,067)
Loss attributable to noncontrolling interest	1	6	10	2	19
Net earnings (loss) attributable to controlling interests	16	(1,264)	(1,978)	(1,822)	(5,048)
Dividends declared and undeclared on preferred stock	(145)	(144)	(145)	(144)	(578)
Net loss attributable to common shareholders	$(129)	$(1,408)	$(2,123)	$(1,966)	$(5,626)

Earnings (loss) per Share (1)
Total - Basic Earnings (loss) per Share	$(0.01)	$(0.12)	$(0.18)	$(0.17)	$(0.48)
Total - Diluted Earnings (loss) per Share	$(0.01)	$(0.12)	$(0.18)	$(0.17)	$(0.48)

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

Condor Hospitality Trust, Inc. and Subsidiaries

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2020

(In thousands)

							Additions, (dispositions), and (impairments)
				Initial cost			Subsequent to acquisition			Gross amount at December 31, 2020
Brand	Location	Acquisition date	Encumbrance	Land	Buildings & Other	Furniture & equipment	Land	Buildings & Other	Furniture & equipment	Land	Buildings & Other	Furniture & equipment	Accumulated depreciation	Net book value
Hilton Garden Inn	Dowell, Maryland	05/25/2012	KEY	$1,400	$9,492	$323	$-	$671	$603	$1,400	$10,163	$926	$(3,045)	$9,444
SpringHill Suites	San Antonio, Texas	10/01/2015	WELLS	1,597	14,353	1,550	-	122	90	1,597	14,475	1,640	(3,342)	14,370
Courtyard by Marriott	Jacksonville, Florida	10/02/2015	WELLS	2,100	11,050	850	-	336	243	2,100	11,386	1,093	(2,526)	12,053
Hotel Indigo	Atlanta, Georgia	10/02/2015	WELLS	800	8,700	1,500	-	159	285	800	8,859	1,785	(3,065)	8,379
Aloft	Leawood, Kansas	12/14/2016	OSK	3,339	18,046	1,115	-	369	1,537	3,339	18,415	2,652	(3,595)	20,811
Home2 Suites	Lexington, Kentucky	03/24/2017	KEY	905	14,204	1,351	-	159	167	905	14,363	1,518	(2,532)	14,254
Home2 Suites	Round Rock, Texas	03/24/2017	KEY	1,087	14,345	1,285	-	170	35	1,087	14,515	1,320	(2,407)	14,515
Home2 Suites	Tallahassee, Florida	03/24/2017	KEY	1,519	18,229	1,727	-	164	28	1,519	18,393	1,755	(3,120)	18,547
Home2 Suites	Southaven, Mississippi	04/14/2017	MS	1,311	16,792	897	-	180	103	1,311	16,972	1,000	(2,709)	16,574
Hampton Inn & Suites	Lake Mary, Florida	06/19/2017	KEY	1,200	16,432	1,773	-	304	206	1,200	16,736	1,979	(2,799)	17,116
Fairfield Inn & Suites	El Paso, Texas	08/31/2017	KEY	1,014	14,297	1,089	-	117	48	1,014	14,414	1,137	(2,053)	14,512
Residence Inn	Austin, Texas	08/31/2017	KEY	1,495	19,630	1,275	-	163	78	1,495	19,793	1,353	(2,514)	20,127
TownePlace Suites	Austin, Texas	01/18/2018	KEY	1,435	16,459	1,729	-	180	38	1,435	16,639	1,767	(2,144)	17,697
Home2 Suites	Summerville, SC	02/21/2018	KEY	998	13,491	1,854	-	191	36	998	13,682	1,890	(1,934)	14,636
Aloft	Atlanta, Georgia	02/14/2020	KEY	14,728	37,020	2,432	-	-	23	14,728	37,020	2,455	(1,603)	52,600
Subtotal Hotel Properties				34,928	242,540	20,750	-	3,285	3,520	34,928	245,825	24,270	(39,388)	265,635
Construction in progress				-	-	-	-	-	123	-	-	123	-	123
Office building				-	-	-	-	-	352	-	-	352	(341)	11
Total				$34,928	$242,540	$20,750	$-	$3,285	$3,995	$34,928	$245,825	$24,745	$(39,729)	$265,769

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2020

(In thousands)

Encumbrance codes refer to the following lenders:

KEY	KeyBank credit facility
OSK	OSK X, LLC
Wells	Wells Fargo
MS	Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18

See accompanying report of independent registered public accounting firm

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2020

(In thousands)

	ASSET BASIS	Total
(a)	Balance at January 1, 2018	$241,128
	Additions	38,198
	Disposals	(22,220)
	Impairment loss, net	93
	Balance at December 31, 2018	257,199
	Additions	1,504
	Disposals	(7,843)
	Balance at December 31, 2019	250,860
	Additions	54,759
	Disposals	(121)
	Balance at December 31, 2020	$305,498

	ACCUMULATED DEPRECIATION	Total
(b)	Balance at January 1, 2018	$21,548
	Depreciation for the period ended December 31, 2018	9,475
	Depreciation on assets sold or disposed	(8,094)
	Balance at December 31, 2018	22,929
	Depreciation for the period ended December 31, 2019	9,563
	Depreciation on assets sold or disposed	(3,615)
	Balance at December 31, 2019	28,877
	Depreciation for the period ended December 31, 2020	10,951
	Depreciation on assets sold or disposed	(99)
	Balance at December 31, 2020	$39,729

(a)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $259 million (unaudited).

(b)	Depreciation is computed based upon the following useful lives:

Buildings and improvements     15 - 40 years

Furniture and equipment             3 - 12 years

(c)	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in Note 6 to the consolidated financial statements.

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

Management’s Annual Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The Company’s management used the framework in Internal Control—Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants, and rights under existing equity compensation plans as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (including securities plans reflected in column(a)) (c)
Equity compensation plans approved by security holders	-	$-	482,136 (1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	482,136

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

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
4.1

Description of the Company’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2019).

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

10.3

Springing Unconditional Guaranty of Payment and Performance dated as of December 14, 2016 by the Company in favor of Great Western Bank (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 14, 2016).

10.4

Limited Guaranty of Payment and Performance dated as of December 14, 2016 by the Company in favor of Great Western Bank (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 14, 2016).

10.5

First Amendment to Loan Agreement dated as of March 9, 2019 among CDOR KCI Loft, LLC, TRS KCI Loft, LLC and Great Western Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 5, 2019).

10.6

Second Amendment to Loan Agreement dated as of March 30, 2020 among CDOR KCI Loft, LLC, TRS KCI Loft, LLC and Great Western Bank (incorporated herein by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2019).

10.7

Third Amendment to Loan Agreement dated as of May 13, 2020 among CDOR KCI Loft, LLC and TRS KCI Loft, LLC, as Borrowers, and Great Western Bank, as Lender (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2020).

10.8

Fourth Amendment to Loan Agreement, effective as of June 30, 2020, among CDOR KCI Loft, LLC and TRS KCI Loft, LLC, as Borrowers, and Great Western Bank, as Lender (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission file number 001-34087) dated July 20, 2020).

10.9

Credit Agreement dated as of March 1, 2017 by and among Condor Hospitality Limited Partnership, as Borrower, Keybank National Association and the other lenders party thereto, as Lenders, and Keybank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 1, 2017).

10.10

Unconditional Guaranty of Payment and Performance dated as of March 1, 2017 by Condor Hospitality REIT Trust, the Company and the subsidiary guarantors party thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 1, 2017).

10.11

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

10.12

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

10.13

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

10.14

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

10.15

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

10.16

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

10.17

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

10.18

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

10.19

Seventh Amendment to Credit Agreement dated as of May 13, 2020 among Condor Hospitality Limited Partnership, as Borrower, the Company and the other subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2020).

10.20

Eighth Amendment to Credit Agreement dated as of November 16, 2020 among Condor Hospitality Limited Partnership, as Borrower, the Company and the subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2020).

10.21

Ninth Amendment to Credit Agreement dated as of November  18, 2020 among Condor Hospitality Limited Partnership, as Borrower, the Company and the subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 18, 2020).

10.22

Exhibit A to Ninth Amendment to Credit Agreement dated as of November  18, 2020 among Condor Hospitality Limited Partnership, as Borrower, the Company and the subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 18, 2020).

10.23

Exhibit B to Ninth Amendment to Credit Agreement dated as of November  18, 2020 among Condor Hospitality Limited Partnership, as Borrower, the Company and the subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 18, 2020).

10.24

Loan Agreement dated as of October 4, 2017 between CDOR Jax Court, LLC, TRS Jax Court, LLC, CDOR Atl Indy, LLC, TRS Atl Indy, LLC, CDOR San Spring, LLC and TRS San Spring, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated October 4, 2017).

10.25

Guaranty of Recourse Obligations dated as of October 4, 2017 by the Company to Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated October 4, 2017).

10.26

Cash Management Agreement dated as of October 4, 2017 by and among Wells Fargo Bank, National Association and CDOR Jax Court, LLC, TRS Jax Court, LLC, CDOR Atl Indy, LLC, TRS Atl Indy, LLC, CDOR San Spring, LLC and TRS San Spring, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated October 4, 2017).

10.27

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

10.28

Purchase Agreement, dated November 16, 2011, by and among the Company, Condor Hospitality Limited Partnership and Real Estate Strategies L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (Commission file number 001-34087) dated November 16, 2011).

10.29

Warrants issued to Real Estate Strategies L.P. dated February 1, 2012 and February 15, 2012 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.30

Investor Rights and Conversion Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.31

Registration Rights Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.32

Directors Designation Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.33

Agreement, dated August 9, 2013, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anonima (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 9, 2013).

10.34

Agreement, dated July 23, 2015, between Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anonima and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 23, 2015).

10.35

Warrant dated January 24, 2017 issued to Real Estate Strategies L.P. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.36

Agreement, dated as of February 28, 2017, by and among Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anónima and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 28, 2017).

10.37

Joinder Agreement dated June 29, 2018 by and among the Company, Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anonima, and Real Estate Investment Group VII L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 29, 2018).

10.38

Convertible Promissory Note and Loan Agreement dated as of November 18, 2020 by the Company in favor of Efanur S.A. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 18, 2020).

10.39

Voting Agreement dated as of November 18, 2020 between Real Estate Investment Group VII L.P., Real Estate Strategies L.P., Efanur S.A. and the Company (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 18, 2020).

10.40

Stock Purchase Agreement, dated as of March 16, 2016, between SREP III Flight-Investco, L.P. and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.41

Investor Rights Agreement, dated as of March 16, 2016, by and among SREP III Flight-Investco, L.P., StepStone Group Real Estate LP and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.42

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

10.44

Convertible Promissory Note and Loan Agreement dated as of November 18, 2020 by the Company in favor of SREP III Flight-Investco 2, L.P. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated  November 18, 2020).

10.45

Voting Agreement dated as of November  18, 2020 between StepStone Group Real Estate LP, StepStone Rep III (GP), LLC, StepStone Group Real Estate Holdings LLC, SREP Flight-Investco, L.P. and the Company (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 18, 2020).

10.46

Backstop Commitment Agreement dated as of December 7, 2020 between the Company and SREP III Flight-Investco 2, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 7, 2020).

10.47	The Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).
10.48

Amendment to the Company’s 2006 Stock Plan dated May 28, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 28, 2009).

10.49

Amendment to the Company’s 2006 Stock Plan dated May 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 22, 2012).

10.50	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).
10.51	The Company’s 2016 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 15, 2016).
10.52	Amendment to the Company’s 2016 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 17, 2018.
10.53

Amended and Restated Employment Agreement dated March 2, 2015 by and between the Company and J. William Blackham, as amended and restated on September 16, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated September 16, 2016).

10.54

Common Stock Purchase Warrant dated March 2, 2015 between the Company and J. William Blackham (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 2, 2015).

10.55

Amendment of Employment Agreement dated June 28, 2017 between J. William Blackham and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 28, 2017).

10.56

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
101.1*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

	March 18, 2021	/s/J. William Blackham
J. William Blackham
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/J. William Blackham		Chief Executive Officer	March 18, 2021
J. William Blackham		(Principal Executive Officer)

/s/Jill Burger		Chief Accounting Officer & Chief Financial Officer	March 18, 2021
Jill Burger		(Principal Accounting Officer & Principal Financial Officer)

/s/Daphne J. Dufresne		Chair of the Board	March 18, 2021
Daphne J. Dufresne

/s/Thomas Calahan		Board Member	March 18, 2021
Thomas Calahan

/s/Daniel R. Elsztain		Board Member	March 18, 2021
Daniel R. Elsztain

/s/Matias I. Gaivironsky		Board Member	March 18, 2021
Matias I. Gaivironsky

/s/Drew Iadanza		Board Member	March 18, 2021
Drew Iadanza

/s/Donald J. Landry		Board Member	March 18, 2021
Donald J. Landry

/s/Brendan MacDonald		Board Member	March 18, 2021
Brendan MacDonald

/s/ Saul Zang		Board Member	March 18, 2021
Saul Zang