Form 10-K/A
period 2020-12-31
CONDOR HOSPITALITY TRUST, INC.
filed 2021-04-29
CIK 929545

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Condor Hospitality Trust, Inc. (references to “we,” “our,” “us,” and “Company” refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2020 (the “Original 10-K Filing”), solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original 10-K Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K Filing is hereby deleted.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers of the Company

Information on our President and Chief Executive Officer, Mr. Blackham, is included below with information on our directors. The other executive officer at April 29, 2021, her age, positions held, and the business experience during the past five years are, as follows:

Jill Burger,  Chief Financial Officer and Chief Accounting Officer, age 48, joined the Company in February 2018 as Director of Accounting. Prior to joining the Company, Ms. Burger was employed with First National Bank of Omaha starting in February 2014, serving as a Senior Finance Manager for the Consumer Banking Group. Prior to First National Bank, Ms. Burger held multiple roles over an eighteen-year period in Accounting and Finance at Infogroup, Inc. She has extensive experience in managing accounting departments and providing financial reporting for both public and privately held companies. She is a graduate of the University of Northern Iowa and holds a Bachelor of Science degree in Accounting.

Directors

The names of the Company’s nine directors and certain information about the directors, as of April 29, 2021, are set forth below.

J. William Blackham, Director, President and Chief Executive Officer.  Mr. Blackham, age 67, was appointed President and Chief Executive Officer and a member of the board of directors on March 2, 2015.  Mr. Blackham, since 2008 to present, is a co-owner and the managing member of Trinity Investment Partners, LLC.  Also since early 2011, he has served as the owner and managing member of Proximo Investments & Advisors, LLC, an investment and advisory company, and in various roles, including consultant, trustee and manager of affiliates, for Assured Administration, LLC.  He was president and CEO of Eagle Hospitality, a hotel REIT which traded on the NYSE until its sale in 2007 and has been active for several decades in entities involved in real estate and hospitality development, acquisition and advisory services.

Mr. Blackham’s extensive experience as a leader of real estate ventures, his public hospitality REIT experience, and his proven capital raising experience provides the board with strong leadership and expertise in the hospitality REIT industry.

Thomas Calahan,  Director.  Mr. Calahan, age 39, is Managing Director at Ozone Capital Management, LLC, a Melo Park-based investment firm.  He previously served as the Vice President - Portfolio Management of StepStone Group Real Estate LP since March 1, 2018 until November 30, 2018.  Mr. Calahan was appointed to the board of directors on March 14, 2018. Mr. Calahan served as a Vice President of Green Street Investors, the investment management affiliate of Green Street Advisors, known for its equity research coverage of publicly traded REITs in the United States and Europe from May 2016 to February 2018.  He was Vice President - Global Indirect Real Estate at Aviva Investors, a global asset manager from June 2012 to April 2016.  Mr. Calahan has a Masters of Business Administration degree from Columbia Business School, a Masters of Science, Real Estate Finance & Investment degree from New York University and a Bachelor of Science degree from Cornell University.

Mr. Calahan’s extensive experience in REITs, real estate and asset management provides the board with considerable expertise with respect to the Company’s business.

Daphne J. Dufresne,  Chair of the Board.  Ms. Dufresne, age 48, is a Managing Partner of GenNx360 Capital Partners, a private equity firm focused on acquiring middle market industrial and business services companies, since January 2017.  Prior to joining GenNx360 Capital Partners, Ms. Dufresne was a Managing Director of RLJ Equity Partners (“RLJ”), a private equity fund from December 2005 to June 2016.  Ms. Dufresne participated in building the RLJ investment team, raising $230 million of institutional capital, and constructing a partnership with The Carlyle Group, a global private equity firm.  Prior to RLJ, Ms. Dufresne was a Venture Partner during 2005 with Parish Capital Advisors, a $425 million fund of funds for emerging and experienced institutional investors and a

Principal from 1999 to 2005 at Weston Presidio Capital, a private equity organization with $3.4 billion of assets under management. She also served as Associate Director in 1997 in the Bank of Scotland’s Structured Finance Group.  Ms. Dufresne has been a director of United Natural Foods, Inc. since October 2016. Ms. Dufresne received her B.S. from the University of Pennsylvania and her M.B.A. from the Harvard Business School.  Ms. Dufresne has been a director of the Company since June 2015.

Ms. Dufresne extensive experience with capital sources and capital raising provides the board with substantial experience and expertise in reviewing and improving the Company’s capital structure.

Committees:  Audit Committee, Investment Committee

Daniel R. Elsztain,  Director.  Mr. Elsztain, age 48, obtained a degree in Economic Sciences from the Torcuato Di Tella University and has a Masters in Business Administration from the Austral IAE University.  At present, he is a member of the board of IRSA Inversiones y Representaciones Sociedad Anónima (“IRSA”), a real estate public company listed both on the New York Stock Exchange (“NYSE”) and the Buenos Aires Stock Exchange (“BASE”), as well as its Chief Operating Officer and other executive capacities since 2004.  He is a board member of Alto Palermo S.A. (APSA), a retail public company listed both on NASDAQ and BASE.  Mr. Elsztain has been a director of the Company since February 2012.

His extensive experience in IRSA’s real estate operations and his participation on other public company boards provides the board with a source of substantial lodging and real estate knowledge.

Committees: Compensation Committee, Investment Committee, Nominating Committee

Matías Iván Gaivironsky,  Director. Mr. Matías Gaivironsky, age 45, obtained a degree in business administration from the University of Buenos Aires. He has a master’s degree in finance from CEMA University. Since 1997 he has served in different positions at Cresud Sociedad Anónima Comercial, Inmobiliaria, Financiera y Agrícola (NASDAQ: CRESY), IRSA (NYSE: IRS) and IRSA Propiedades Comerciales S.A. (“IRSA CP”) (NASDAQ: IRCP).  He was appointed Chief Financial Officer in December 2011 and Chief Financial and Administrative Officer in early 2016 of Cresud, IRSA and IRSA CP. Previously, Mr. Gaivironsky acted as Chief Financial Officer of Tarshop S.A. until 2010.

Mr. Gaivironsky has substantial finance and accounting experience which provides the board substantial insight on these matters.

Committee: Audit Committee

Drew Iadanza,  Director.    Mr. Iadanza, age 31, is a Vice President of the real estate team for StepStone. Prior to joining StepStone in July 2018, Mr. Iadanza was a vice president at Pebb Capital Management from August 2015 to July 2018 where he focused on underwriting and structuring real estate acquisitions across geographies and asset classes. Before that he was an analyst at the Baupost Group, from April 2014 to August 2015, within their private investment valuation team. Previously Mr. Iadanza was a senior consultant within PwC’s financial services asset management vertical, from July 2011 to March 2014. Mr. Iadanza received a BS in business administration from Stonehill College and an MS in real estate finance and development from Georgetown University.

Mr. Iadanza’s years of experience in real estate, finance and management provides the board with significant expertise in the evaluation of transactions.

Committee: Audit Committee

Donald J. Landry, Director.  Mr. Landry, age 72, is president and owner of Top Ten Hospitality Advisors, an independent hospitality industry consulting company.  Mr. Landry has over 45 years of lodging and hospitality experience in a variety of leadership positions.  Most recently, Mr. Landry was the Chief Executive Officer, President and Vice Chairman of Sunburst Hospitality Inc. Mr. Landry has also served as President of Choice Hotels International, Inc., Manor Care Hotel Division and Richfield Hotel Management.  Mr. Landry currently serves on the corporate advisory boards of Campo Architects, UniFocus, First Hospitality Group and Windsor Capital Group

and numerous nonprofit boards.  Mr. Landry is a member of the board of trustees of Hersha Hospitality Trust.  Mr. Landry is a frequent guest lecturer at the University of New Orleans where he serves on the board of the School of Hospitality, Restaurant and Tourism.  Mr. Landry holds a bachelor of science from the University of New Orleans, which awarded him Alumnus of the Year in 1999.  Mr. Landry is a Certified Hotel Administrator.  Mr. Landry has been a director of the Company since February 2012.

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

Committees: Compensation Committee, Investment Committee, Nominating Committee

Brendan MacDonald,  Director.  Mr. MacDonald, age 42, is a Partner of StepStone Real Estate LP since June 2014, a member of the real estate investment committee, with a primary focus on sourcing and executing investments on behalf of StepStone’s real estate fund and separate account vehicles.  Mr. MacDonald was a founding partner of Clairvue Capital Partners since April 2010, a real estate investment manager which integrated with StepStone to establish StepStone Real Estate.  At Clairvue, he was an investment committee member and focused on sourcing, underwriting and managing investments in the U.S., Europe and Latin America.  Before Clairvue, he was a Director at Liquid Realty Partners, from January 2007 to October 2009, an investment manager focused on real estate private equity secondaries and held an acquisitions role at Babcock and Brown.  Earlier in his career he completed GE Capital’s Financial Management Program and was part of GE’s global Sponsor Finance business.  Mr. MacDonald received an MBA from Harvard Business School and a BS from Indiana University.  Mr. MacDonald has been a director of the Company since March 2016.

Mr. MacDonald’s years of experience in real estate investment and capital raising provides the board with significant expertise in growing the Company.

Committees: Compensation Committee, Investment Committee, Nominating Committee

Saul Zang, Director.  Mr. Zang, age 74, obtained a law degree from Universidad de Buenos Aires. He is a founding member of the law firm Zang, Bergel & Viñes. Mr. Zang served as a Law professor for 25 years at the Buenos Aires University. Mr. Zang is member of the Board of Directors of Buenos Aires Stock Exchange and provides legal advice to Argentinean and international companies. He currently holds (i) Vice-Chairmanships on the Boards of IRSA (NYSE: IRSA, BASE: IRSA), IRSA Propiedades Comerciales (NASDAQ: IRCP, BASE: APSA), Cresud (NASDAQ: CRESY, BASE: CRES) and (ii) holds directorships with Banco Hipotecario (BASE: BHIP), BrasilAgro (NYSE: LND, BOVESPA:AGR03) among others.

Mr. Zang brings extensive legal and public company experience and expertise to the board of directors.

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

Audit Committee

Currently, the Audit Committee consists of Ms. Dufresne (Chairperson) and Messrs. Gaivironsky and Iadanza.  All members of the Audit Committee are independent within the meaning of the NYSE American listing standards. The Audit Committee is responsible for the engagement of the independent registered public accounting firm, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves professional services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of the Company’s internal accounting controls. The Audit Committee pre-approves all audit and non-audit services performed by the independent auditor either directly or through authority delegated to its Chairman.  The board of directors has determined that Mr. Gaivironsky is an audit committee financial expert within the meaning of regulations of the SEC and all members of the Audit Committee are financially literate. The Audit Committee operates pursuant to a written charter adopted by the board of directors. A copy of the charter is available on our website at http://condorhospitality.com in the Investor Relations section under “Governance Docs.” The Audit Committee held four meetings during 2020.  The Audit Committee has a written policy with respect to its review and approval or ratification of transactions between the Company and a director, executive officer or related person covered by the SEC’s rule S-K 404(a).

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

Compensation Practice

The Compensation Committee develops and evolves compensation practices to facilitate the implementation of the Company’s business strategy.

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

Base Salary. Base salary is targeted to be competitive to attract and retain executives qualified to manage a hotel REIT. Base salary is intended to compensate the executive for satisfying the requirements of the position. Salaries for executive officers are typically reviewed by the Compensation Committee on an annual basis and may be changed based on the individual’s performance or a change in competitive pay levels in the marketplace. No changes were made to base salaries during 2020.

Annual Incentive Plans.  In 2020, the Compensation Committee established and approved the annual incentive compensations plans for the named executive officers.  A target incentive was established for each executive ranging from 50% to 100% of base salary, with a portion of the incentive allocated to each executive’s individual performance objective. The performance objectives consist of strategic alternatives pursued by the Company, line of credit and funding modifications, execution of the capital plan, and accounting, audit and regulatory filings.  In October 2020, Arinn Cavey resigned as Chief Financial Officer and Chief Accounting Officer and Jill Burger was appointed Interim Chief Financial Officer and Chief Accounting Officer.  Ms. Burger’s base salary is $140,000 and eligible for a $15,000 bonus, to be paid at the discretion of the Chief Executive Officer, for 2020 performance.  An executive must achieve the particular performance objectives established for the executive to earn the portion of the executive’s target incentive allocated to that performance objective.  Payout under the plans to an executive will be in cash and/or equity (from shareholder approved employee stock plans).  The Compensation Committee has discretion, including to make partial awards, and to take into account events and circumstances not contemplated when performance objectives were set.

In December 2020, the Compensation Committee reviewed Mr. Blackham’s performance against his performance goals of his 2020 incentive plan.  The Compensation Committee approved a cash payout for Mr. Blackham of 85% of his base salary with respect to his 2020 incentive plan, and in March 2021, Ms. Burger was paid a bonus of $15,000 for 2020 performance. The Compensation Committee awarded $50,000 to Mr. Blackham for adjusted funds from operations performance in 2020.

Equity Incentive Plans. Equity stock incentives are paid to executive officers from the shareholder approved Company 2016 Stock Plan.  The Committee recognizes the value of equity incentives in assisting the Company in the hiring and retaining of management personnel and in enhancing the long-term mutuality of interest between the Company shareholders and its directors, officers and employees. Mr. Blackham’s employment agreement provides for share awards upon achievement of adjusted funds from operations of share price targets and specific share price targets.  No share grants were awarded with respect to the 2020 incentive plans or 2020 achievements under Mr. Blackham’s employment agreement.

The Company does not have a pension plan. The Company’s executive officers may participate in its 401(k) Plan on the same terms as other participating employees. The Company does not maintain a perquisite program for its executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation ($)(3)	Total ($)
J. William Blackham	2020	400,000	-	-	-	390,000	17,878	807,878
President and Chief Executive Officer	2019	400,000	-	139,016	-	386,000	16,534	941,550
	2018	400,000	-	217,247	-	372,000	16,334	1,005,581

Arinn Cavey	2020	163,654	-	-	-	-	11,810	175,464
Former Chief Financial Officer and Chief Accounting Officer	2019	181,539	-	-	-	92,500	9,223	283,262
	2018	175,000	-	39,375	-	39,375	11,324	265,074

Jill Burger	2020	109,038	15,000	-	-	-	5,237	129,275
Interim Chief Financial Officer and Chief Accounting Officer

(1)

These columns reflect the grant date fair value of the stock awards granted in accordance with FASB Accounting Standards Codification Topic 718.  Reflects conditionally approved stock award for Mr. Blackham for 2019.  Stock awards include the value of restricted stock awarded to Ms. Cavey in 2018 and stock awarded to Mr. Blackham in 2018.  See footnote 12 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2020 for the assumptions used in the valuation of these awards.

(2)

Reflects conditionally approved cash amounts earned by the executive officers under their annual incentive plans.  A description of these plans is included above in our Compensation Discussion and Analysis.

(3)

Amounts for the named executive officers represent contributions credited by the Company during 2020, 2019, and 2018 to its 401(k) plan ($11,400 for Mr. Blackham, $10,868 for Ms. Cavey, and $4,595 for Ms. Burger for 2020), life insurance and long-term disability plan.

(4)	Ms. Cavey served as our Chief Financial Officer from May 2019 to October 2020. Ms. Burger was appointed Chief Financial Officer and Chief Accounting Officer in October 2020.

Grants of Plan-Based Awards for Fiscal 2020
		Estimated Future Payout Under Non-Equity Incentive Plan Awards ($)(1)
Name	Grant Date	Threshold	Target	Maximum
J. William Blackham	06/30/2020	-	400,000	400,000
Arinn Cavey	06/30/2020	-	92,500	92,500
Jill Burger	10/30/2020	-	15,000	15,000

(1)	Non-equity incentive awards were made with respect to the executive officers’ 2020 incentive plans. See Compensation Discussion and Analysis for description of these plans.

Outstanding Equity Awards at Fiscal Year-End
Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
J. William Blackham	18,349	72,295
Jill Burger	976	3,845

(1)

Restricted stock grants vests in five equal installments on each anniversary of issuance beginning on the first anniversary of the grant.  Mr. Blackham’s remaining unvested restricted stock vests in 1,223 share monthly increments.  Ms. Burger’s unvested shares vest in 244 share increments annually in March.  Restricted stock grants may vest earlier upon termination and change of control events.

(2)	Based on the number of shares at the closing market price at the end of 2020 fiscal year ($3.94)

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

•	$400,000 annual base salary for 2020;
•	participation in annual incentive plan;
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

Director Compensation

Director Compensation
Name	Fees Earned of Paid in Cash($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)	Total ($)
Thomas Calahan	12,500	35,000	-	47,500
Noah Davis	48,750	3,750	-	52,500
Daphne J. Dufresne	32,666	14,494	-	47,160
Daniel R. Elsztain	38,000	6,994	-	44,994
Matias I. Gaivironsky	41,500	5,000	-	46,500
Drew Iadanza	14,891	1,766		16,657
Donald J. Landry	36,500	13,998	-	50,498
Brendan MacDonald	13,500	36,994	-	50,494
Benjamin Wall	14,185	17,500	-	31,685
Saul Zang	1,155	231	-	1,386

Mr. Iadanza joined the board of directors in August 2020 and Mr. Zang joined the board of directors in December 2020.  Messrs. Wall and Davis served on the board of directors until August and December 2020, respectively.

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

(2)

Stock awards consist of the grant date fair value of common stock issued as fees to independent directors. $5,000 of the annual retainer is paid in shares of restricted common stock of the Company, vesting in equal monthly installments over 3 years, subject to continuous board membership. The number of restricted shares were determined for 2020 based on the closing price of the common stock on March 4, 2019 of $8.20. The directors may also make an annual voluntary election to receive any portion of the remaining balance of their annual retainer in the form of common stock valued at a 20% premium to the cash that would have otherwise been received, with the shares valued at the closing price of the common stock on the last trading day of the applicable calendar quarter. The fees of the members of the Investment Committee are paid quarterly in common stock issued under the 2016 Stock Plan, based on a value per share equal to the average of the closing price of the common stock during the first 20 trading days of the year.

(3)	Unexercised stock awards, consisting of unvested restricted stock for each director as of December 31, 2020 were as follows:

Unvested Restricted Stock
Thomas Calahan	814
Daphne J. Dufresne	824
Daniel R. Elsztain	824
Matias I. Gaivironsky	604
Drew Iadanza	57
Donald J. Landry	824
Brendan MacDonald	824
Saul Zang	-

ITEM 12.  Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock and Series E Preferred Stock as of April 29, 2021, by the following persons (a) each shareholder known to us to beneficially own more than 5% of the outstanding shares of our common stock, (b) each director or nominee, (c) each executive officer named in the Summary Compensation Table and (d) all directors and executive officers as a group. A person has beneficial ownership over shares if he or she has or shares voting or investment power over the shares, or the right to acquire that power within 60 days of April 29, 2021.

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

Name of Beneficial Owner	Common Stock Beneficially Owned		Percent of Common Class (1)	Series E Preferred Stock Beneficially Owned	Percent of Preferred Class
Real Estate Strategies L.P.	3,787,166	(2)	30.35%	487,738	52.70%
2 Church Street Hamilton DO HM CX, Bermuda
SREP III Flight – Investco, L.P.	3,228,174	(3)	26.15%	437,262	47.30%
Two Embarcadero Center, Suite 480 San Francisco, CA
Brendan MacDonald	3,228,174	(4)	26.15%	437,262	47.30%
Two Embarcadero Center, Suite 480 San Francisco, CA
Drew Iandanza	3,228,174	(5)	26.15%	437,262	47.30%
Two Embarcadero Center, Suite 480 San Francisco, CA
KGT Investments, LLC	568,850	(6)	4.73%	-
545 E. John Carpenter Freeway, Ste. 1400 Irving, TX 75062
Gardner Lewis Asset Management, L.P.	851,349	(7)	7.08%	-
285 Wilmington-West Chester Pike Chadds Ford, PA 19317
J. William Blackham	218,219		1.81%	-
Donald J. Landry	16,329			-
Daniel R. Elsztain	6,876			-
Daphne J. Dufresne	14,750			-
Thomas Calahan	15,705			-
Matias Gaivironsky	1,129			-
Saul Zang	180
Jill Burger	1,030			-
All directors and executive officers as a group (10 persons)	3,502,392	(8)	29.16%	-	-

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

(2)

Based on information appearing in Amendment No. 9 to a Schedule 13D filed on December 9, 2020 by Real Estate Strategies L.P. (“RES”), an investment vehicle indirectly controlled by IRSA Inversiones y Representaciones Sociedad Anónima (“IRSA”), an Argentinean-based publicly traded company, with the Securities and Exchange Commission (“SEC”), RES and its affiliates have shared voting and shared dispositive power over 3,787,166 shares of common stock. RES and its affiliates, for purposes of Section 13(d)(3) of the Exchange Act, consists of Eduardo S. Elsztain,  and the following entities controlled, either directly or indirectly, by Mr. Elsztain:  Consultores Assets Management S.A. , Consultores Venture Capital Uruguay S.A., Agroinvestment S.A., Idalgir S.A., Consultores Venture Capital Ltd., Ifis Limited, Inversiones Financieras del Sur S.A., Cresud Sociedad Anónima Comercial, Inmobiliaria, Financiera y Agropecuaria, IRSA, Tyrus S.A., Jiwin S.A., Efanur SA and RES.  RES holds 487,738 shares of 6.25% Series E Cumulative Convertible Preferred Stock (the “Series E Preferred Stock”), which is convertible in whole or part in up to 352,284 shares of common stock that are included in the share totals.  RES and affiliates also hold a convertible promissory note, convertible into 97,269 shares of common stock that are included in the share totals.

(3)

Based on information appearing in Amendment No. 5 to a Schedule 13D filed on December 14, 2020, and subsequent Form 4s, SREP III Flight-Investco, L.P. (“SREP”), an affiliate of StepStone Group LP.  SREP and affiliates have shared voting and shared dispositive power over 3,228,174 shares of common stock.  SREP holds 437,262 shares of Series E Preferred Stock, which is convertible in whole or part in up to 315,826 shares of common stock that are included in the share totals.

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

(5)

Mr. Iadanza is employed by StepStone Group Real Estate LP, the sole member and investment manager of StepStone Rep III (GP), LLC, the general partner of SREP III-Investco.L.P.r. Iadanza may be deemed a participant in the control of the voting, disposition or purchase of these shares and thus may be deemed to share beneficial ownership of these shares. Mr. Iadanza disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein and the inclusion of these shares in this report shall not be an admission of beneficial ownership of all of the reported securities for any other purpose.

(6)

Based on information appearing in Amendment No. 1 to Schedule 13G filed on November 12, 2020 by KGT Investments, LLC, Mahmood Khimji, SGT Investments, L.P., SGT Investments GP, LLC, and Mehdi Khimji having shared voting and dispositive power with respect to 568,850 shares of common stock, Zachary Berger having shared voting and dispositive power with respect to 22,800 common shares, Yaakov Katzovitz having shared voting and dispositive power with respect to 1,450 common shares, and Richard Russo having shared voting and dispositive power with respect to 21,044 common shares.

(7)

Based on information appearing in Amendment No. 1 to Schedule 13G filed on February 16, 2021 by Gardner Lewis Asset Management, L.P. and Gardner Lewis Asset Management, Inc. having shared voting and dispositive power with respect to 851,349 shares of common stock and Gardner Lewis Merger Arbitrage Ex Holdings, LLC and Gardner Lewis Merger Arbitrage EX Master Fund, Ltd with having shared voting and dispositive power with respect to 648,487 shares of common stock.

(8)	Includes 3,228,174 shares of common stock listed above for Messrs. MacDonald and Iadanza (see footnotes 4 and 5 above).

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

Board of Directors

The current nine-member board of directors is comprised of a majority of independent directors, as defined by the NYSE American listing standards and the Articles. The board of directors has determined that the following directors are independent under the NYSE American listing standards and the Articles: Ms. Dufresne and Messrs. Calahan, Elsztain, Gaivironsky, Iadanza, Landry, MacDonald and Zang.

The board of directors held twenty-four meetings in 2020.  During 2020, all directors attended at least 75% of all board meetings and meetings of the committees on which they served. The non-employee directors met in executive session at a majority of the board meetings in 2020 without management present, and intend to meet in executive session without management present at future board meetings.

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

•	in exchange for the Series E Preferred Stock and common stock issued upon conversion of any Series D Preferred Stock and Series E Preferred Stock, an amount equal to 95% of the aggregate net asset 14

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

2020 Convertible Promissory Notes

With respect to certain Convertible Promissory Notes and Loan Agreements, see “2020 Convertible Promissory Notes” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICE

The following table presents the fees for professional audit services rendered by KPMG LLP for the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2020 and 2019, and fees billed for other services rendered by KPMG during those periods.

Year Ended December 31,	2020	2019
Audit Fees(1)	$453,000	$460,000
Audit Related Fees	-	-
Tax Fees(2)	251,000	247,651
All Other Fees	-	-
Total	$704,000	$707,651

(1)

Includes fees billed for professional services rendered by KPMG for the audit of the Company’s fiscal 2020 and 2019 annual financial statements, and review of the Company’s quarterly financial statements during 2020 and 2019.

(2)	Includes fees billed for professional services rendered by KPMG for tax compliance, tax advice, and tax planning.

The Audit Committee has determined that the provision of the non-audit services performed by KPMG during the 2020 and 2019 fiscal years is compatible with maintaining KPMG’s independence from the Company.

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

Management contracts and compensatory plans are set forth as Exhibits 10.47 through 10.59.
*	Previously Filed
**	Filed Herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto dually authorized

	April 29, 2021	/s/J. William Blackham
J. William Blackham
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/J. William Blackham		Chief Executive Officer	April 29, 2021
J. William Blackham		(Principal Executive Officer)

/s/Jill Burger		Chief Accounting Officer & Chief Financial Officer	April 29, 2021
Jill Burger		(Principal Accounting Officer & Principal Financial Officer)