Form 10-Q
period 2021-03-31
CONDOR HOSPITALITY TRUST, INC.
filed 2021-05-10
CIK 929545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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

As of May 7, 2021, there were 12,026,950 shares of common stock, par value $.01 per share, outstanding.

Condor Hospitality Trust, Inc. and Subsidiaries

Table of Contents

PART I.  FINANCIAL INFORMATION

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share data)

	As of
	March 31, 2021	December 31, 2020

Assets
Investment in hotel properties, net	$263,506	$265,831
Cash and cash equivalents	3,485	3,686
Restricted cash, property escrows	4,228	3,794
Accounts receivable, net	1,092	652
Prepaid expenses and other assets	956	1,230
Total Assets	$273,267	$275,193

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$5,945	$5,372
Dividends and distributions payable	924	762
Land option liability	8,497	8,497
Derivative liabilities, at fair value	744	880
Convertible debt, at fair value	15,022	16,875
Long-term debt, net of deferred financing costs	168,111	166,526
Total Liabilities	199,243	198,912

Equity
Shareholders' Equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series E, 925,000 shares authorized, $.01 par value, 925,000 shares outstanding, liquidation preference of $10,174 and $10,012	10,050	10,050
Common stock, $.01 par value, 200,000,000 shares authorized; 12,019,769 and 12,014,743 shares outstanding	120	120
Additional paid-in capital	233,425	233,332
Accumulated deficit	(169,613)	(167,263)
Total Shareholders' Equity	73,982	76,239
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $15 and $17	42	42
Total Equity	74,024	76,281

Total Liabilities and Equity	$273,267	$275,193

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three months ended March 31,
	2021	2020
Revenue
Room rentals and other hotel services	$9,644	$13,227
Operating Expenses
Hotel and property operations	7,679	9,815
Depreciation and amortization	2,643	2,710
General and administrative	1,260	1,193
Strategic alternatives, net	40	144
Total operating expenses	11,622	13,862
Operating loss	(1,978)	(635)
Net loss on disposition of assets	(3)	(9)
Equity in earnings of joint venture	-	80
Net gain (loss) on derivatives and convertible debt	1,988	(759)
Other income (expense), net	42	(28)
Interest expense	(2,209)	(1,980)
Loss before income taxes	(2,160)	(3,331)
Income tax benefit (expense)	(27)	306
Net loss	(2,187)	(3,025)
Loss attributable to noncontrolling interest	-	1
Net loss attributable to controlling interests	(2,187)	(3,024)
Dividends declared and undeclared on preferred stock	(163)	(145)
Net loss attributable to common shareholders	$(2,350)	$(3,169)

Earnings (Loss) per Share
Total - Basic Earnings (Loss) per Share	$(0.20)	$(0.27)
Total - Diluted Earnings (Loss) per Share	$(0.20)	$(0.27)

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Three months ended March 31, 2020
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2019	925	$10,050	11,994	$120	$233,189	$(147,582)	$95,777	$49	$95,826
Stock-based compensation	-	-	2	-	69	-	69	-	69
Dividends and distributions undeclared
Series E Preferred	-	-	-	-	-	(145)	(145)	-	(145)
Net loss	-	-	-	-	-	(3,024)	(3,024)	(1)	(3,025)
Balance at March 31, 2020	925	$10,050	11,996	$120	$233,258	$(150,751)	$92,677	$48	$92,725

	Three months ended March 31, 2021
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2020	925	$10,050	12,015	$120	$233,332	$(167,263)	$76,239	$42	$76,281
Stock-based compensation	-	-	5	-	93	-	93	-	93
Dividends and distributions undeclared
Series E Preferred	-	-	-	-	-	(163)	(163)	-	(163)
Net loss	-	-	-	-	-	(2,187)	(2,187)	-	(2,187)
Balance at March 31, 2021	925	$10,050	12,020	$120	$233,425	$(169,613)	$73,982	$42	$74,024

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited – In thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,187)	$(3,025)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,643	2,710
Net loss on disposition of assets	3	9
Net (gain) loss on derivatives and convertible debt	(1,988)	759
Equity in earnings of joint venture	-	(80)
Amortization of deferred financing costs	227	275
Stock-based compensation expense	99	84
Provision / benefit for deferred taxes	-	(333)
Changes in operating assets and liabilities:
(Increase) decrease in assets	(164)	748
Decrease (increase) in liabilities	508	(12)
Net cash provided by (used in) operating activities	(859)	1,135

Cash flows from investing activities:
Additions to hotel properties	(260)	(264)
Distributions in excess of cumulative earnings from joint venture	-	480
Hotel acquisitions, net of cash acquired	-	(7,175)
Net proceeds from sale of hotel assets	-	1
Net cash used in investing activities	(260)	(6,958)

Cash flows from financing activities:
Deferred financing costs	(50)	(345)
Proceeds from long-term debt	2,606	9,020
Principal payments on long-term debt	(1,198)	(306)
Tax withholdings on stock compensation	(6)	(15)
Cash dividends paid to preferred shareholders	-	-
Other items	-	-
Net cash provided by financing activities	1,352	8,354

Increase in cash, cash equivalents, and restricted cash	233	2,531
Cash, cash equivalents, and restricted cash beginning of period	7,480	8,395
Cash, cash equivalents, and restricted cash end of period	$7,713	$10,926

Supplemental cash flow information:
Interest paid	$1,395	$1,564
Income taxes paid, net of refunds	$1	$1

Schedule of noncash investing and financing activities:
Debt assumed in acquisition	$-	$34,080
Decrease in accrued liabilities related to insurance premium financing agreement	$(246)	$(77)
Land option liability in acquisition	$-	$8,497

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“Condor”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of March 31,  2021, the Company owned 15 hotels in eight states.  References to the “Company”, “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.

The Company, through its wholly owned subsidiary Condor Hospitality REIT Trust, owns a controlling interest in Condor Hospitality Limited Partnership (the “operating partnership”), for which we serve as general partner.  The operating partnership, including its various subsidiaries, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of all properties held by TRS Leasing, Inc.) and conducts all of its operations. At March 31, 2021, the Company owned 99.9% of the common operating units (“common units”) of the operating partnership with the remaining common units owned by other limited partners.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated financial statements for the periods presented. Interim results are not necessarily indicative of full-year performance for the year ending December 31, 2021 or any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Since late March 2020, similar to the conditions affecting the hospitality industry as a whole, we have experienced occupancy declines at many of our properties which have and will continue to require us to adjust our business operations and will have had and will continue to have an impact on our operating income and may potentially impact future compliance with our debt covenants.

As a result of the above factors, the Company is and has taken actions at the corporate and hotel level, including, but not limited to:

•

Obtaining significant modifications of its debt agreements, including extension of the Key Bank credit facility (the “credit facility”) to January 2, 2023 with an increase in credit availability and modifications and waivers of debt covenants, from the majority of the Company’s lenders.

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

The Company’s loans with Great Western Bank (financing the Leawood, Kansas Aloft) were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Staley Partners, on December 24, 2020 (see Note 6). The Company did not satisfy the financial covenants for these loans as of March 31, 2021 or December 31, 2020, as was the case for the first three quarters of 2020.  The Company has been advised by OSK X, LLC that it is in default for failure to comply with the financial covenants as of December 31, 2020 (unlike Great Western Bank that waived the covenants for the first three quarters of 2020).  This default under our loan agreement with OSK X, LLC will not result in a cross-default under our credit facility until a 90-day cure period expires on May 27, 2021.  The Company intends to pursue negotiations with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete.  However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

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

Hotel operating revenues can be disaggregated into the following categories to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows:

	Three months ended March 31,
	2021	2020
Rooms	$9,128	$12,526
Food and beverage	117	349
Other	399	352
Total revenue	$9,644	$13,227

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consisted of the following at March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Land	$34,928	$34,928
Buildings, improvements, vehicle	244,179	244,041
Furniture and equipment	24,731	24,622
Initial franchise fees	1,784	1,784
Construction-in-progress	182	123
Right of use asset	58	62
Investment in hotel properties	305,862	305,560
Less accumulated depreciation	(42,356)	(39,729)
Investment in hotel properties, net	$263,506	$265,831

On January 1, 2019, the Company adopted ASU 842, Leases, and applied it prospectively. At adoption, the Company also elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification, and initial direct costs. Consequently, on January 1, 2019, the Company recognized right-of-use assets and related liabilities related to its operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates.  The right-of-use assets and liabilities are amortized to rent expense, included in either Hotel and property operations expenses or General and administrative expenses depending on the nature of the lease, over the term of the underlying lease agreements.  The weighted average remaining life of the Company’s operating leases, including options to extend when it is reasonably certain the Company will exercise such options, was 6.4 years at March 31, 2021.

As of March 31, 2021 and December 31, 2020, the Company's right-of-use assets, net of $58 and $62, respectively, are included in Investment in hotel properties, net and its related lease liabilities of $58 and $62, respectively, are presented in Accounts payable, accrued expenses, and other liabilities in the Company's consolidated balance sheets.

NOTE 3.  ACQUISITION OF HOTEL PROPERTIES

The Company did not acquire any properties during the three months ended March 31, 2021.

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

Included in the consolidated statements of operations for the three months ended March 31, 2020 are total revenues of $813 and total operating losses of $287 related to the results of operations for Atlanta Aloft hotel since the date of its acquisition.

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

The New Term Loan matured upon the earlier to occur of (a) consummation of the merger under the Merger Agreement (see Note 1) and (b) May 8, 2020. The New Term Loan was refinanced in May 2020 with the credit facility.  The New Term Loan bore interest, at the Borrower’s option, at either LIBOR plus 2.25% or a base rate plus 1.25%.  The New Term Loan required monthly interest payments and principal is due on the maturity date.  The Borrowers could, at any time, voluntarily prepay the New Term Loan in whole or in part without premium or penalty (other than customary LIBOR breakage costs).  The New Term Loan was secured by a first priority lien and security interest on the Aloft Atlanta hotel and the tangible and intangible personal property used in connection with such hotel, including inventory, equipment, fixtures, accounts and general intangibles.  The New Term Loan was guaranteed by the Company and certain of its subsidiaries.

The Atlanta JV agreement also included buy-sell rights for both members (generally after three years of hotel ownership for Condor and after five years for TWC) and Condor had a purchase option for TWC’s Atlanta JV ownership interest exercisable between the third and fifth anniversary of the hotel closing.

Under the Atlanta JV agreement, the Atlanta JV was managed by TWC in accordance with business plans and budgets approved by both partners.  Major decisions as detailed in the agreement also required joint approval.  Condor could remove TWC as manager of the Atlanta JV and appoint a new manager only upon the occurrence of certain events.  The Atlanta Aloft hotel was managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC.  The Atlanta JV paid to Boast total management fees of $61 during the first quarter of 2020.  The management of the Atlanta Aloft hotel was moved to Aimbridge Hospitality on March 1, 2020 following the acquisition of the remaining interest in the Atlanta JV by Condor.

Net cash flow from the Atlanta JV was distributed each quarter first with a 10% annual preferred return on capital contributions to Condor, second with a 10% annual preferred return on capital contributions to TWC, and third with

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

any remainder distributed to the partners based on their pro-rata equity ownership. Profits were allocated in the same proportion as net cash flow. Losses were allocated based on pro-rata equity ownership. Cash distributions totaling $480 were received from the Atlanta JV in the first quarter of 2020 prior to its acquisition by Condor.

The table below provides the components of net earnings, including the Company’s share of the Atlanta JV, for the first quarter of 2020 prior to its acquisition by the Company and for the three months ended March 31, 2020.

For the period of January 1 to February 14,
2020
Revenue
Room rentals and other hotel services	$1,522
Operating Expenses
Hotel and property operations	960
Depreciation and amortization	181
Total operating expenses	1,141
Operating income	381
Interest expense	(281)
Net earnings	$100

Condor allocated earnings	$80
TWC allocated earnings	20
Net earnings	$100

NOTE 5.  DISPOSITIONS OF HOTEL PROPERTIES

As of March 31, 2021 and December 31, 2020, the Company had no hotels classified as held for sale.

During the three months ended March 31, 2021 and 2020, the Company sold no hotels.

NOTE 6.  LONG-TERM DEBT

Long-term debt consisted of the following loans payable at March 31, 2021 and December 31, 2020:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Lender	Balance at March 31, 2021	Interest rate at March 31, 2021	Maturity	Amortization provision	Properties encumbered at March 31, 2021	Balance at December 31, 2020
Fixed rate debt
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18	$8,404	4.54%	08/2024	25 years	1	$8,454
OSK X, LLC (1)	13,199	4.33%	12/2023 (5)	25 years	1	13,199
OSK X, LLC (1)	822	4.33%	12/2023 (5)	7 years	-	880
Paycheck Protection Program (7)	2,299	1.00%	05/2022	(7)	-	2,299
Total fixed rate debt	24,724					24,832

Variable rate debt
Wells Fargo	25,265	2.51% (2)	11/2022 (6)	30 years	3	25,386
KeyBank credit facility (3)	119,751	4.00% (4)	1/2023	Interest only	10	118,114
Total variable rate debt	145,016				15	143,500

Total long-term debt	$169,740					$168,332
Less: Deferred financing costs	(1,629)					(1,806)
Total long-term debt, net of deferred financing costs	$168,111					$166,526

(1) Both loans are collateralized by Aloft Leawood.  These loans were formerly held by Great Western Bank prior to being purchased by OSK X, LLC on December 24, 2020.

(2) Variable rate of 30-day LIBOR plus 2.39%,  effectively fixed at 4.44% after giving effect to interest rate swap (see Note 8).

(3) Total available borrowing capacity is $130,000 of which $4,000 is reserved for the payment of interest under the facility.  The ability to borrow under the credit facility is limited to payment of interest and fees under the credit facility and funding any shortfalls to an approved budget.  The commitment fee on unused facility is 0.20% when the usage is over 50% of the total commitment and 0.25% when the usage under 50% of the commitment.  Total unused availability under this credit facility was $10,249 at March 31, 2021, of which $2,418 remains reserved for the payment of interest.

(4) Borrowings under the facility accrue interest, at the Company’s option, at either LIBOR (with a floor of 0.50%) plus a spread of 3.75% or a base rate plus 2.75%, with an increase to the interest rate spreads of 0.25% to occur on October 2, 2021.

(5) Term was extended for two additional years on December 2, 2020.

(6) Two one-year extension options subject to the satisfaction of certain conditions.

(7) The PPP loans are made up of three separate loans received in April 2020.  Monthly payments totaling $121 are scheduled to begin October 2021 if the loan or a portion of it is not forgiven.  The entire amount of the loans was used for payroll, utilities, and interest, and therefore, management anticipates that the loans will be substantially forgiven.  The Company completed and submitted to the Small Business Association (“SBA”) applications for the forgiveness of two of the three PPP loans during the first quarter of 2021 and for the third loan subsequent to quarter end. Two of the loans with balances totaling $614  were forgiven by the SBA subsequent to the end of the quarter.  To the extent that they are not forgiven, the Company would be required to repay that portion at an interest rate of 1.00%.

Aggregate annual principal payments on debt for the remainder of 2021 and thereafter are as follows:

Total
Remainder of 2021	$1,187
2022	27,683
2023	133,030
2024	7,840
Total	$169,740

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

•

Minimum Liquidity:  Liquidity must be greater than or equal to $3,000. In addition, the ninth amendment to the credit facility provided that if liquidity is below $6,000, (a) the agent may engage a financial advisor to advise it with respect to the Company and the credit facility, (b) a $2,000 interest reserve must be maintained, (c) certain reporting must be completed on a weekly basis and (d) advances under the credit facility can only be made and applied pursuant to a cash flow waterfall.

Pursuant to the terms of the ninth amendment to the credit facility, it is an event of default if the convertible notes issued in 2020 (see Note 7) are not either converted to common stock or paid in full by July 1, 2021.  The Company intends to not cause such an event of default by satisfying the convertible notes with the Rights Offering, which has a full backstop commitment (see Note 7), or otherwise satisfying the convertible notes with a sale of equity or negotiating an extension of the July 1, 2021 date with KeyBank.

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

In connection with the first amendment to the loan agreement entered into in May 2020, measurement of the debt yield was suspended until the measurement date occurring on March 31, 2021.  The Company did not satisfy the debt yield as of March 31, 2021; however, Wells Fargo has advised us by letter that it will not require implementation of the cash trap.  This advice is terminable by Wells Fargo at any time.  Any cash trap will expire when the debt yield is equal to or greater than 10.5%.

We are also required to satisfy various financial covenants within our loan agreement with OSK X, LLC relating to the Leawood, Kansas Aloft, including the following:

•

Property-Specific Pre-Distribution Debt Service Coverage Ratio.  The ratio of adjusted net operating income for the Leawood, Kansas Aloft (before distributions) to debt service for the loans must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending March 31, 2021 and June 30, 2021 and (b) 1.35 to 1 as of the end of the fiscal quarter ending September 30, 2021 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

•

Property-Specific Post-Distribution Debt Service Coverage Ratio.  The ratio of adjusted net operating income for the Leawood, Kansas Aloft (after distributions) to debt service for the loans must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending March 31, 2021 and June 30, 2021 and (b) 1.35 to 1 as of the end of the fiscal quarter ending September 30, 2021 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

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

On December 24, 2020, the Company’s loans with Great Western Bank (financing the Leawood, Kansas Aloft), with a March 31, 2021 balance of $14,021, were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Staley Partners. The Company did not satisfy the financial covenants for these loans as of March 31, 2021 and December 31, 2020, as was the case for the first three quarters of 2020.  The Company has been advised by OSK X, LLC that it is in default for failure to comply with the financial covenants as of December 31, 2020 (unlike Great Western Bank that waived the covenants for the first three quarters of 2020).  The Company intends to pursue negotiations with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete.  However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

The loan documents with OSK X, LLC provide (a) that the Company has a 90-day cure period (ending on May 27, 2021) within which it can cure the defaults and (b) that OSK X, LLC is precluded from accelerating the loans and taking any action to foreclose on the Leawood, Kansas Aloft during the cure period.  The Company also believes that there are serious questions under applicable law about whether OSK X, LLC has the ability to declare a default, accelerate the loans or foreclose on the Leawood, Kansas Aloft due to the impossibility of performance of financial covenants during the COVID-19 pandemic.

The Company intends to seek any available damages in the event of litigation that may result from the actions of OSK X, LLC.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan.  The above-described defaults under our loan agreement with OSK X, LLC will not result in a cross-default under our credit facility until the 90-day cure period expires on May 27, 2021.  As indicated above, the Company intends to pursue negotiations with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete.  However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

As of March 31, 2021, other than with respect to our financial covenants with OSK X, LLC (as discussed above), we are not in default of any of our loans.

NOTE 7.  CONVERTIBLE DEBT AT FAIR VALUE

As part of an Exchange Agreement entered into on March 16, 2016 with Real Estate Strategies, L.P. (“RES”, which also includes affiliated entities), the Company issued to RES a Convertible Promissory Note (the “2016 Note”), bearing interest at 6.25% per annum, in the principal amount of $1,012.    The 2016 Note is convertible directly into 97,269 shares of common stock at any time at the option of RES or automatically when the 6.25% Series E Cumulative Convertible Preferred Stock (the “Series E Preferred Stock”) is required to be converted or is redeemed in whole (see Note 10).  The 2016 Note is not convertible to the extent that a conversion would cause RES, together with its affiliates, to beneficially own more than 49% of the voting stock of the Company at the time of the conversion.  Any conversion reduces the principal amount of the 2016 Note proportionally.  Pursuant to the terms of the 2016 Note, interest payments are suspended and accumulate whenever dividends on the Series E Preferred Stock are unpaid and accumulate.  At March 31, 2021, there was $99 accumulated and unpaid interest on the 2016 Note.

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

Each of the 2020 Notes accrues interest at 10.00% per annum (exclusive of any portion of the principal that is used in a Rights Offering and, in the case of the Note in favor of SREP, any backstop commitment), provides for the interest rate to increase to 20% upon an Event of Default or if any amounts under the applicable Note are outstanding after May 31, 2021, provides for the capitalization of interest, and provides for the payment of all accrued and unpaid interest and principal on the maturity date. Each of the Notes also provides, subject to a Make Whole Fee (as defined in the respective Note) payable to SREP and Efanur, as applicable, for the interest rate to increase to 25% upon a determination by the disinterested members of the board of directors of the Company (a) not to proceed with, or to terminate, a Rights Offering, (b) to prohibit a Non-Rights Offering Conversion or (c) not to seek shareholder approval of the transactions contemplated by the Notes, including the issuance of shares of common stock of the Company and the conversion price (“Shareholder Approval”), because the failure to make any such determination would reasonably be expected to constitute a breach of the directors’ duties under Maryland law (a “Board Decision”).  At March 31, 2021, there was $364 accumulated and unpaid interest on the 2020 Notes.

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

The Company has made an irrevocable election to record these notes in their entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of the notes. As such, gains and losses on the Note are included in net gain (loss) on derivatives and convertible debt within net earnings (loss) each reporting period. Gains related to this Note were recognized totaling $1,853 and $40 during the three months ended March 31, 2021 and 2020.  The fair value of the 2016 Note is determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options.  The fair value of the 2020 Note is based on the value of the note upon conversion due to the high probability associated with that event.  Interest expense related to these notes is recorded separately from other changes in its fair value within interest expense each period.

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of March 31, 2021:

	Fair value as of March 31, 2021	Unpaid principal balance as of March 31, 2021	Fair value carrying amount over/(under) unpaid principal
2016 Notes	$1,102	$1,012	$90
2020 Notes	13,920	10,000	3,920
Total	$15,022	$11,012	$4,010

NOTE 8. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At March 31, 2021, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired property in 2020 (see Note  3), and in the valuation of the stock-based compensation grants (see Note 12).    No impairments or recoveries of impairment were recognized during the three months ended March 31, 2021 or 2020.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on expectations of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

with major creditworthy financial institutions.  These interest rate positions at March 31, 2021 and December 31, 2020 are as follows:

Associated debt	Type	Terms	Effective Date	Maturity Date	Notional amount at March 31, 2021	Notional amount at December 31, 2020
Wells Fargo	Swap	Swaps 30-day LIBOR for fixed rate of 2.053%	11/2017	11/2022	$25,265 (1)	$25,386 (1)

(1)	Notional amount amortizes consistently with the principal amortization of the associated loan.

Additionally, included in the Series E Preferred Stock issued on March 1, 2017 is a redemption right that allows the Company to redeem up to a total of 490,250 shares of Series E Preferred Stock for specific percentages of its liquidation preference (see Note 10).  This option requires bifurcation and as such is treated as a separate derivative instrument.

All derivatives recognized by the Company are reported as derivative assets or liabilities on the consolidated balance sheets and are adjusted to their fair value at each reporting date. All gains and losses on derivative instruments are included in net gain (loss) on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the consolidated statements of operations. Net gains (losses) of $135 and  ($799)  for the three months ended March 31, 2021 and 2020, respectively were recognized related to derivative instruments.

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial assets and (liabilities) carried at fair value and measured on a recurring basis:

	Fair value at
	March 31, 2021	Level 1	Level 2	Level 3
Interest rate derivatives	$(744)	$-	$(744)	$-
Series E Preferred embedded redemption option	-	-	-	-
Convertible debt	(15,022)	-	-	(15,022)
Total	$(15,766)	$-	$(744)	$(15,022)

	Fair value at
	December 31, 2020	Level 1	Level 2	Level 3
Interest rate derivatives	$(880)	$-	$(880)	$-
Series E Preferred embedded redemption option	-	-	-	-
Convertible debt	(16,875)	-	-	(16,875)
Total	$(17,755)	$-	$(880)	$(16,875)

There were no transfers between levels during the three months ended March 31, 2021 or 2020.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the consolidated statements of operations during the periods:

	Three months ended March 31,
	2021	2020
	Convertible debt	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$(16,875)	$22	$(1,080)	$(1,058)
Net gains (losses) recognized in earnings	1,853	(22)	40	18
Fair value, end of period	$(15,022)	$-	$(1,040)	$(1,040)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$1,853	$(22)	$40	$18

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

	Carrying value as of		Estimated fair value as of
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Total	$168,111	$166,526	$168,708	$167,349

NOTE 9.  COMMON STOCK

The Company’s common stock is duly authorized, fully paid, and non-assessable.

The Company is prohibited from making dividends on either common or preferred stock under the credit facility; provided, that the Company can (a) make an initial dividend that does not exceed 50% of the funds available for distribution for the prior three fiscal quarters and (b) make subsequent dividends that do not (in the aggregate) exceed 50% of the funds available for distribution for any period of four consecutive fiscal quarters.  Any such dividend is subject to satisfaction of certain conditions, including (a) that no default has occurred and is continuing (or would occur as a result of the dividend), (b) that new appraisals or updates to existing appraisals are obtained with respect to the borrowing base properties, (c) that any preferred dividend must be included in the calculation of fixed charges as if paid in the preceding fiscal quarter, (d) that the Company must maintain at least $10.0 million of liquidity (after the dividend), (e) that the Company must maintain a 1.50 to 1 fixed charge coverage ratio for each of the prior three fiscal quarters and (f) that the Company must maintain a borrowing base leverage ratio of 60% or less.

NOTE 10.  PREFERRED STOCK

The Company has 925,000 shares outstanding of Series E Preferred Stock.

The Series E Preferred Stock ranks senior to the Company’s common stock and any other preferred stock issuances and receives preferential cumulative cash dividends at a rate of 6.25% per annum, payable quarterly of the $10.00 face value per share. If the Company fails to pay a dividend then during the period that dividends are not paid, additional dividends accrue at a rate of 9.50% per annum on the unpaid amount. Dividends on the Series E Preferred

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared, and whether or not such dividends are prohibited by agreement.  Under the terms of the credit facility,  no cash dividends can currently be paid to common or preferred shareholders.  As of March 31, 2021, there are $924 of accrued but unpaid dividends related to the Series E Preferred Stock not yet declared by the Board of Directors.

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

The Company has rights to redeem up to 490,250 shares of the Series E Preferred Stock at prices from 110% to 130% of its liquidation value.  The holders have put rights commencing March 16, 2021 to put the Series E Preferred Stock to the Company at 130% of its liquidation preference, which the Company can satisfy with cash or common stock. If the Company uses common stock to satisfy the put rights, the value per share of the common stock used to satisfy the put rights will be the greater of (a) the weighted market sale price average per shares of the common stock for the 30 trading days (or such longer trading period as required to have at least 5 trading days on which trades occurred) preceding the put right notice from or a holder of Series E Preferred Stock, or (b) $4.875 per share of common stock.

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

Our ownership interest in the operating partnership was 99.9% as of March 31, 2021 and December 31, 2020, with 219,183 common units owned by limited partners were outstanding at both dates.  The total redemption value for the common units was $15 and $17 at March 31, 2021 and December 31, 2020, respectively.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

No common units were redeemed during the three months ended March 31, 2021 or 2020.

NOTE 12.  STOCK-BASED COMPENSATION

The Company currently has in place the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 761,538 following an amendment to the plan to increase the number of available shares by 300,000 that was approved by shareholders on May 17, 2018 at the annual meeting of shareholders.  As of March 31, 2021, there were 475,711 common shares available for issuance under the 2016 Stock Plan.

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

Service Condition Share Awards

From time to time, the Company awards restricted shares of common stock to employees, officers, and members of the Board of Directors under the 2016 Stock Plan.  These shares generally vest ratably over five years for employees and officers and three years for members of the Board of Directors based on continued service or employment.  Dividends paid on these restricted shares during the vesting period are not forfeited in the event that the shares fail to vest. The following table presents a summary of the service condition unvested share activity for the three months ended March 31, 2021 and 2020:

	For the Three months ended March 31,
	2021		2020
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Unvested at December 31	28,928	$9.58	46,682	$10.16
Granted	1,092	$3.94	1,216	$11.04
Vested	(5,667)	$9.65	(5,547)	$10.03
Unvested at March 31	24,353	$9.31	42,351	$10.20

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

The fair value of the performance based share awards is based on the closing price of the Company’s common stock on the grant date, discounted for estimated common stock dividends to be declared prior to the shares being issued.  The grant date occurs on an annual basis when budgeted FFO is approved by the Board of Directors.  During the three months ended March 31, 2021 and 2020,  there were no shares issued related to performance-based share awards.

Director Fully Vested Share Compensation

Independent directors serving as members of the Investment Committee of the Board of Directors receive their monthly Investment Committee fees in the form of shares of the Company’s common stock. Certain independent directors also elect to receive a portion of their director fees in the form of shares of the Company’s common stock.

A total of 5,273 and 3,162 shares during the three months ended March 31, 2021 and 2020, respectively,  were issued to independent directors under the 2016 Stock Plan with respect to these fees.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation related to employees and directors for the three months ended March 31, 2020 and 2020 was $99 and $84, respectively, all of which is included in general and administrative expense. Total unrecognized compensation cost related to all awards at March 31, 2021 was $273, which is expected to be recognized over a weighted-average remaining service period of 1.5 years.

NOTE 13.  INCOME TAXES

During the three months ended March 31, 2021 and 2020, income tax benefit (expense) totaling ($27) and $306, respectively, was recognized primarily related to income (loss) earned by the TRS and certain state and local taxes at CHLP.  Management believes the combined federal and state income tax rate for the TRS will be approximately 24%.

After consideration of limitations related to a change in control as defined under Code Section 382, the TRS’s net operating loss carryforward at March 31, 2021 as determined for federal income tax purposes was $10,839.  The availability of the loss carryforwards will expire from 2027 through 2034, with an indefinite carryforward for losses arising after December 31, 2017.    In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of this analysis, the Company believes that a full valuation allowance against the net deferred tax asset position was necessary at March 31, 2021, which requires a valuation allowance of $1,862 as of that date.

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

	Three months ended March 31,
	2021	2020
Numerator: Basic
Net loss attributable to common shareholders	$(2,350)	$(3,169)
Less: Allocation to participating securities	-	-
Net loss attributable to common shareholders, net of amount allocated to participating securities	$(2,350)	$(3,169)

Numerator: Diluted
Net loss attributable to common shareholders, net of amount allocated to participating securities	$(2,350)	$(3,169)

Denominator
Weighted average number of common shares - Basic and Diluted	11,992,361	11,951,413

Earnings (Loss) per Share
Basic Earnings (Loss) per Share	$(0.20)	$(0.27)
Diluted Earnings (Loss) per Share	$(0.20)	$(0.27)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Three months ended March 31,
	2021	2020
Unvested restricted stock	26,641	45,173
Series E Preferred Stock	668,111	668,111
2016 Convertible debt	97,269	97,269
2020 Convertible debt	4,000,000	-
Operating partnership common units (1)	4,215	4,215
Total potentially dilutive securities excluded from the denominator	4,796,236	814,768

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

Each of the management companies employed by the TRS at March 31, 2021 receives a base monthly management fee of 3.0% to 3.5% of hotel revenue, with incentives for performance, which increase such fee to a maximum of 5.0% of hotel revenue. Base management fees totaled $289 and $396, respectively, for the three months ended March 31, 2021 and 2020,  all of which was included as hotel and property operations expense.  There were $28 and $0 of  incentive management fees recognized for the three months ended March 30, 2021 and 2020, respectively.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Franchise Agreements

As of March 31, 2021,  all of our properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue. The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term. Franchise fee expense totaled $734 and $982 for the three months ended March 31, 2021 and 2020, all of which was included as hotel and property operations expense.

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

Leases

The Company has no land lease agreements in place related to properties owned at March 31, 2021.

The Company currently leases only one office space on a month-to-month basis. Office lease expense totaled $5 and $13 in the three months ended March 31, 2021 and 2020, respectively,  and is included in general and administrative expense.  The Company also has in place operating leases for miscellaneous equipment at its hotel properties.

The maturity of the lease liabilities for the Company’s operating leases is as follows:

Maturity of lease liabilities
Year ended December 31,
Remainder of 2021	$15
2022	20
2023	4
2024	4
2025	4
Thereafter	22
Total lease payments	$69
Less: Imputed interest	(11)
Present value of lease liabilities	$58

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 and our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Background

Condor Hospitality Trust, Inc. (“Condor” or the “Company”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of March 31, 2021, the Company owned 15 hotels, representing 1,908 rooms, in eight states.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (the “operating partnership”), for which we serve as general partner. As of March 31, 2021, we owned approximately 99.9% of the common operating units (“common units”) in the operating partnership.  In the future, the operating partnership may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

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

Since late March 2020, similar to the conditions affecting the hospitality industry as a whole, we have experienced occupancy declines at many of our properties which have and will continue to require us to adjust our business operations and will have had and will continue to have an impact on our operating income and may potentially impact future compliance with our debt covenants.

As a result of the above factors, the Company is and has taken actions at the corporate and hotel level, including, but not limited to:

•

Obtaining significant modifications of its debt agreements, including extension of the credit facility to January 2, 2023 with an increase in credit availability and modifications and waivers of debt covenants, from the majority of the Company’s lenders.

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
•

Obtaining Paycheck Protection Program (“PPP”) loans authorized under the recently congressionally approved Coronavirus Aid, Relief, and Economic Security (“CARES”) Act totaling $2.3 million.  The entire amount of the loans was used for payroll, utilities, and interest, and therefore, management anticipates that the loans will be substantially forgiven.  The Company completed and submitted to the Small Business Association (“SBA”) applications for the forgiveness of two of the three PPP loans during the first quarter of 2021 and for the third loan subsequent to quarter end.  Two of the loans with balances totaling $0.6 million was forgiven by the SBA subsequent to the end of the quarter.

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

The Company’s loans with Great Western Bank (financing the Leawood, Kansas Aloft) were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Staley Partners, on December 24, 2020 (see discussion in Financial Covenants below). The Company did not satisfy the financial covenants for these loans as of March 31, 2021 or December 31, 2020, as was the case for the first three quarters of 2020.  The Company has been advised by OSK X, LLC that it is in default for failure to comply with the financial covenants as of December 31, 2020 (unlike Great Western Bank that waived the covenants for the first three quarters of 2020).  This default under our loan agreement with OSK X, LLC will not result in a cross-default under our credit facility until a 90-day cure period expires on May 27, 2021.  The Company intends to pursue negotiations with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete.  However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

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

Portfolio Activity

The Company’s investment strategy is to assemble a portfolio of premium-branded, select-service hotels in the top 100 Metropolitan Statistical Areas (“MSAs”) with a particular focus on MSAs ranked between 20 to 60. Since restarting its portfolio transformation in 2015, the Company has acquired 14 high-quality select-service hotels representing 1,808 rooms in its target markets for a total purchase price of $276.6 million. Additionally, during this time, the Company has sold 55 legacy assets for a total gross sales price of $169.9 million.    Additionally, on February 14, 2020, the Company purchased our joint venture partner’s 20% interest in the joint venture owning the Atlanta Aloft property (the “Atlanta JV”) for $7.3 million.  The purchase price was funded with cash drawn from the credit facility.

Hotel Property Portfolio and Activity

Hotel Property Portfolio

The following table sets forth certain information with respect to the hotels owned by us as of March 31, 2021:

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

All of our properties are encumbered by either our credit facility or by mortgage debt at March 31, 2021.

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

The New Term Loan matured upon the earlier to occur of (a) consummation of the merger under the Merger Agreement (see Note 1) and (b) May 8, 2020.  The New Term Loan was refinanced in May 2020 through use of the credit facility.  The New Term Loan bore interest, at the Borrower’s option, at either LIBOR plus 2.25% or a base rate plus 1.25% and required monthly interest payments and principal is due on the maturity date.  The Borrowers could, at any time, voluntarily prepay the New Term Loan in whole or in part without premium or penalty (other than customary LIBOR breakage costs).  The New Term Loan was secured by a first priority lien and security interest on the Aloft Atlanta hotel and the tangible and intangible personal property used in connection with such hotel, including inventory, equipment, fixtures, accounts and general intangibles and was guaranteed by the Company and certain of its subsidiaries.

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

Dispositions

There were no dispositions during the three months ended March 31, 2021.

Operating Performance Metrics

The following tables present our same-store occupancy,  average daily rate (“ADR”), and RevPAR for all our hotels owned on March 31, 2021.  The statistics for the Company’s two hotels that were temporarily closed due to the effects of COVID-19, the Solomons Hilton Garden Inn, which was closed on April 2, 2020 and reopened on July 1, 2020, and the Leawood Aloft, which was closed on April 9, 2020 and reopened on July 1, 2020, include only the periods that the properties were operational.  With the exception of these COVID-19 related closures, same-store occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented, including 100% of the operating results of the property owned by the Atlanta JV in which the Company had an 80% interest prior to the purchase of the remaining 20% interest on February 14, 2020.  Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited or reviewed by our independent auditors.

	Three months ended March 31,
	2021			2020
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Total Same-Store Portfolio	59.46%	$89.41	$53.16	63.97%	$124.28	$79.50

Total same-store RevPAR decreased by 33.1% in the first quarter of 2021, driven by both a decline in occupancy of 7.05% and a decline in ADR of 28.06% caused by the larger impact of the COVID-19 pandemic during the first quarter of 2021.  The Company’s largest declines in RevPAR were at the Leawood Aloft (56.7%), the San Antonio SpringHill Suites (52.6%), and the Atlanta Aloft (49.8%).  The least impacted hotels included the Southaven Home2 Suites (4.5%), the Tallahassee Home2 Suites (12.6%), the Lexington Home2 Suites (16.2%), and the Austin TownePlace Suites (16.8%).

Results of Operations

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020 (in thousands)

	Three months ended March 31,
	2021	2020	Change
Revenue	$9,644	$13,227	$(3,583)
Hotel and property operations expense	(7,679)	(9,815)	2,136
Depreciation and amortization expense	(2,643)	(2,710)	67
General and administrative expense	(1,260)	(1,193)	(67)
Strategic alternatives, net	(40)	(144)	104
Net loss on disposition of assets	(3)	(9)	6
Equity in loss of joint venture	-	80	(80)
Net gain (loss) on derivatives and convertible debt	1,988	(759)	2,747
Other income (expense), net	42	(28)	70
Interest expense	(2,209)	(1,980)	(229)
Income tax (expense) benefit	(27)	306	(333)
Net loss	$(2,187)	$(3,025)	$838

Revenue

Revenue decreased by a total of $3,583, or 27.1%, as a result of the decreases in RevPAR resulting from the COVID-19 pandemic as discussed above, partially offset by $356 in increased revenue resulting from the acquisition of the remaining interest in the Atlanta JV in the first quarter of 2020.

Operating Expenses and Interest Expense

Hotel and property operations expense decreased by $2,136.  Increased operating expenses of $221 from the acquisition of the remaining interest in the Atlanta JV in the first quarter of 2020 were more than offset by decreased operating expenses due to decreased revenue and occupancy as discussed above.  Decreases in operating expenses did not keep pace the declines in revenue caused by the COVID-19 pandemic, with operating expenses in total equaling 79.6% of revenue in the first quarter of 2021 and 74.2% of revenue in the first quarter of 2020.

Depreciation and amortization expense and general and administrative expense remained relatively consistent between the first quarter of 2020 and the first quarter of 2021, decreasing by $67 and increasing by $67 between the periods, respectively.

Interest expense increased in total by $229 largely as a result of the issuance of the $10,000 face value 2020 Convertible Notes in November of 2020.

Equity in Loss of Joint Venture

Equity in loss of joint venture decreased by $80 between the periods, to $0 in the first quarter of 2021, as a result of the acquisition of the remaining interest in the Atlanta JV during the first quarter of 2020, after which point the results from the Atlanta JV were fully consolidated and no longer recorded as an equity method investment.

Net Gain / Loss on Derivatives and Convertible Debt

The change in the gain/loss on derivatives and convertible debt was driven by differences in the value of the Company’s 2020 Convertible Notes, which were issued during the fourth quarter of 2020.  These liability-classified notes saw a decrease in their fair value of $1,840 during the first quarter of 2021.

Income Tax Benefit (Expense)

Income tax expense in both periods was driven primarily by income (loss) earned by the TRS as well as miscellaneous state taxes owed by the Company.  Management believes the combined federal and state income tax rate for the TRS will be approximately 24%.  Beginning with the second quarter of 2020 and continuing through

September 30, 2020, after an assessment of the realizability of deferred tax assets based on projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies, the Company recognized a full valuation allowance against net deferred tax assets,  leading to minimal tax expense or benefit being recognized through the first quarter of 2021.

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

The following table reconciles net earnings (loss) to FFO and AFFO for the three months ended March  31, 2021 and 2020 (in thousands). All amounts presented include only our portion of the results of our unconsolidated Atlanta JV prior to our acquisition of the remaining 20% interest from our joint venture partner on February 14, 2020.

	Three months ended March 31,
Reconciliation of Net loss to FFO and AFFO	2021	2020
Net loss	$(2,187)	$(3,025)
Depreciation and amortization expense	2,643	2,710
Depreciation and amortization expense from JV	-	145
Net loss on disposition of assets	3	9
FFO	459	(161)
Dividends declared and undeclared on preferred stock	(163)	(145)
FFO attributable to common shares and common units	296	(306)
Net (gain) loss on derivatives and convertible debt	(1,988)	759
Strategic alternatives expense, net	40	144
Stock-based compensation expense	99	84
Amortization of deferred financing fees	227	275
Amortization of deferred financing fees from JV	-	93
AFFO attributable to common shares and common units	$(1,326)	$1,049

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

The following table reconciles net earnings (loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA for the three months ended March 31, 2021 and 2020 (in thousands). All amounts presented include only our portion of the results of our unconsolidated Atlanta JV prior to our acquisition of the remaining 20% interest from our joint venture partner on February 14, 2020.

	Three months ended March 31,
Reconciliation of Net loss to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA	2021	2020
Net loss	$(2,187)	$(3,025)
Interest expense	2,209	1,980
Interest expense from JV	-	225
Income tax expense (benefit)	27	(306)
Depreciation and amortization expense	2,643	2,710
Depreciation and amortization expense from JV	-	145
EBITDA	2,692	1,729
Net loss on disposition of assets	3	9
EBITDAre	2,695	1,738
Net loss (gain) on derivatives and convertible debt	(1,988)	759
Stock-based compensation expense	99	84
Strategic alternatives expense, net	40	144
Adjusted EBITDAre	846	2,725
General and administrative expense, excluding stock compensation expense	1,161	1,109
Other (income) expense, net	(42)	28
Unallocated hotel and property operations expense	31	94
Hotel EBITDA	$1,996	$3,956

Revenue	$9,644	$13,227
JV revenue	-	1,218
Condor and JV revenue	$9,644	$14,445
Hotel EBITDA as a percentage of revenue	20.7%	27.4%

Liquidity, Capital Resources, and Equity Transactions

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

At March 31, 2021, the Company had $3.5 million of cash and cash equivalents, $4.2 million of restricted cash on hand, and $10.2 million of unused availability under its credit facility, of which $2.4 million is available for use only to pay interest on the credit facility.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code and as required in connection with our Series E Preferred Stock.  We also presently expect to invest approximately $0.5 million to $1.5 million in capital expenditures related to hotel properties we currently own through June 30, 2022.  As of March 31, 2021, contractual principal payments on our debt outstanding, including normal amortization, totaled $3.7 million through June 30, 2022.

Pursuant to the terms of the ninth amendment to the  credit facility, it is an event of default if the convertible notes issued in 2020 (see discussion of 2020 Convertible Promissory Notes below) are not either converted to common stock or paid in full by July 1, 2021.  The Company intends to not cause such an event of default by satisfying the convertible notes with the Rights Offering, which has a full backstop commitment (see discussion of Rights Offering above), or otherwise satisfying the convertible notes with a sale of equity or negotiating an extension of the July 1, 2021 date with KeyBank.

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

Additionally, as of March 31, 2021, as discussed in depth in Financial Covenants below, the Company’s loans with Great Western Bank (financing the Leawood, Kansas Aloft) were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Staley Partners, on December 24, 2020. The Company did not satisfy the financial covenants for these loans as of March 31, 2021 and December 31, 2020, as was the case for the first three quarters of 2020.  The Company has been advised by OSK X, LLC that it is in default for failure to comply with the financial covenants as of December 31, 2020 (unlike Great Western Bank that waived the covenants for the first three quarters of 2020).  This default under our loan agreement with OSK X, LLC will not result in a cross-default under our credit facility until a 90-day cure period expires on May 27, 2021.  The Company intends to pursue negotiations with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete.  However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

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

Sources and Uses of Cash

Cash provided by (used in) Operating Activities.   Cash related to operations was ($0.9 million) and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.  The decrease in operating cash flows was the result of a decrease in net income, after adjustment for non-cash items, of $1.6 million due to the increased impact of the COVID-19 epidemic on the first quarter of 2021 versus the first quarter of 2020.  Changes in operating assets and liabilities between the periods were individually insignificant.

Cash used in Investing Activities.  Cash flows used by investing activities were $0.3 million and $7.0 million for the  three months ended March 31, 2021 and 2020, respectively.  The decrease in these outflows in 2021 was driven by the $7.2 million in cash, net, spent in the first quarter of 2020 to acquire the remaining interest in the Atlanta JV, partially offset by dividends received from the Atlanta JV before its purchase of $0.5 million during the period.

Cash provided by Financing Activities.  Cash flows provided by financing activities were $1.4 million and $8.4 million for the three months ended March 31, 2021  and 2020, respectively.  This decrease was primarily the result of cash drawn under the credit facility to acquire the remaining interest in the Atlanta JV during the first quarter of 2020.

Outstanding Indebtedness

Subsequent to the end of the quarter, two of the Company’s PPP loans with balances totaling $0.6 million  were forgiven by the SBA.

Outstanding Debt

At March 31, 2021, we had long-term debt of $169.7 million, with a weighted average term to maturity of 1.9 years and a weighted average interest rate of 3.79%.  Of this total, at March 31, 2021, $24.7 million was fixed rate debt with a weighted average term to maturity of 2.1 years and a weighted average interest rate of 4.09% and $145.0 million was variable rate debt with a weighted average term to maturity of 1.7 years and a weighted average interest rate of 3.74%. At December 31, 2020, excluding the Company’s two issuances of outstanding convertible debt (the 2020 issuance of which is discussed in depth in 2020 Convertible Promissory Notes below) we had long-term debt of $168.3 million with a weighted average term to maturity of 2.1 years and a weighted average interest rate of 3.79%.  Of this total, at December 31, 2020, $24.8 million was fixed rate debt with a weighted average term to maturity of 2.3 years and a weighted average interest rate of 4.09% and $143.5 million was variable rate debt with a weighted average term to maturity of 2.0 years and a weighted average interest rate of 3.74%.

Aggregate annual principal payments on debt for the remainder of 2021 and thereafter are as follows (in thousands):

Total
Remainder of 2021	$1,187
2022	27,683
2023	133,030
2024	7,840
Total	$169,740

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

•

Minimum Liquidity:  Liquidity must be greater than or equal to $3.0 million. In addition, the ninth amendment to the credit facility provided that if liquidity is below $6.0 million, (a) the agent may engage a financial advisor to advise it with respect to the Company and the credit facility, (b) a $2.0 million interest reserve must be maintained, (c) certain reporting must be completed on a weekly basis and (d) advances under the credit facility can only be made and applied pursuant to a cash flow waterfall.

Pursuant to the terms of the ninth amendment to the credit facility, it is an event of default if the convertible notes issued in 2020 (as discussed above) are not either converted to common stock or paid in full by July 1, 2021.  The Company intends to not cause such an event of default by satisfying the convertible notes with the Rights Offering, which has a full backstop commitment (as discussed above), or otherwise satisfying the convertible notes with a sale of equity or negotiating an extension of the July 1, 2021 date with KeyBank.

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

In connection with the first amendment to the loan agreement entered into in May 2020, measurement of the debt yield was suspended until the measurement date occurring on March 31, 2021.  The Company did not satisfy the debt yield as of March 31, 2021; however, Wells Fargo has advised us by letter that it will not require implementation of the cash trap.  This advice is terminable by Wells Fargo at any time.  Any cash trap will expire when the debt yield is equal to or greater than 10.5%.

We are also required to satisfy various financial covenants within our loan agreement with OSK X, LLC relating to the Leawood, Kansas Aloft, including the following:

•

Property-Specific Pre-Distribution Debt Service Coverage Ratio.  The ratio of adjusted net operating income for the Leawood, Kansas Aloft (before distributions) to debt service for the loans must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending March 31, 2021 and June 30, 2021 and (b) 1.35 to 1 as of the end of the fiscal quarter ending September 30, 2021 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•

Property-Specific Post-Distribution Debt Service Coverage Ratio.  The ratio of adjusted net operating income for the Leawood, Kansas Aloft (after distributions) to debt service for the loans must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending March 31, 2021 and June 30, 2021 and (b) 1.35 to 1 as of the end of the fiscal quarter ending September 30, 2021 and each fiscal quarter thereafter.  For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

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

On December 24, 2020, the Company’s loans with Great Western Bank (financing the Leawood, Kansas Aloft), with a March 31, 2021 balance of $14.0 million, were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Staley Partners. The Company did not satisfy the financial covenants for these loans as of March 31, 2021 and December 31, 2020, as was the case for the first three quarters of 2020.  The Company has been advised by OSK X, LLC that it is in default for failure to comply with the financial covenants as of December 31, 2020 (unlike Great Western Bank that waived the covenants for the first three quarters of 2020).  The Company intends to pursue negotiations with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete.  However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

The loan documents with OSK X, LLC provide (a) that the Company has a 90-day cure period (ending on May 27, 2021) within which it can cure the defaults and (b) that OSK X, LLC is precluded from accelerating the loans and taking any action to foreclose on the Leawood, Kansas Aloft during the cure period.  The Company also believes that there are serious questions under applicable law about whether OSK X, LLC has the ability to declare a default, accelerate the loans or foreclose on the Leawood, Kansas Aloft due to the impossibility of performance of financial covenants during the COVID-19 pandemic.

The Company intends to seek any available damages in the event of litigation that may result from the actions of OSK X, LLC.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan.  The above-described defaults under our loan agreement with OSK X, LLC will not result in a cross-default under our credit facility until the 90-day cure period expires on May 27, 2021.  As indicated above, the Company intends to pursue negotiations with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete.  However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

As of March 31, 2021, other than with respect to our financial covenants with OSK X, LLC (as discussed above), we are not in default of any of our loans.

Contractual Obligations

Below is a summary of our contractual obligations as of March 31, 2021 and the effect such obligations are expected to have on our future liquidity and cash flows (in thousands):

		Payments due by period
Contractual obligations	Total	Remainder of 2021	2022-2023	2024-2025	2026 and After
Long-term debt including interest (1)	$182,926	$6,398	$168,449	$8,079	-
Equipment leases	69	15	24	8	22
Total contractual obligations	$182,995	$6,413	$168,473	$8,087	$22

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at March 31, 2021.

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

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments.  All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At March 31, 2021, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt and the embedded redemption right in the 6.25% Series E Cumulative Convertible Preferred Stock (the “Series E Preferred Stock”) that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.  From time to time, we may enter into interest rate swap agreements or other interest rate hedging agreements.  At March 31, 2021, we have an interest rate swap in place which effectively locks the variable interest rate on our Wells Fargo debt (March 31, 2021 balance of $25.3 million) at 4.44%.  We do not intend to enter into derivative or interest rate transactions for speculative purposes.

The table below provides information about financial instruments that are sensitive to changes in interest rates.  The table presents scheduled maturities, including the amortization of principal and related weighted-average interest rates for the debt maturing in each specified period (dollars in thousands) as of March 31, 2021.  For the purposes of this presentation, the Wells Fargo debt is considered fixed rate debt as the variable interest rate is effectively locked with the previously discussed interest rate swap.

	2021	2022	2023	2024	2025	Total
Fixed rate debt	$1,187	$27,683	$13,279	$7,840	$-	$49,989
Average fixed interest rate	3.39%	4.20%	4.33%	4.54%	-%	4.27%
Variable rate debt	$-	$-	$119,751	$-	$-	$119,751
Average variable interest rate	-%	-%	4%	-%	-%	4.00%
Total debt	$1,187	$27,683	$133,030	$7,840	$-	$169,740
Total average interest rate	3.39%	4.20%	4.03%	4.54%	-%	4.08%

At March 31, 2021, approximately 29% of our outstanding debt is subject to fixed interest rates or effectively locked with an interest rate swap, while 71% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at March 31, 2021 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties would decrease by approximately $1.2 million per year.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (a) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures and (b) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2020.

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
101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
May 10, 2021
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

/s/ Jill Burger
Jill Burger
Chief Financial Officer and Chief Accounting Officer