Form 10-Q
period 2021-06-30
CONDOR HOSPITALITY TRUST, INC.
filed 2021-08-12
CIK 929545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
Commission file number: 001-34087
CONDOR HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)	52-1889548 (IRS Employer Identification Number)
1800 West Pasewalk Avenue, Ste. 120, Norfolk, NE 68701 (Address of principal executive offices) Telephone number: (301) 861-3305 Securities registered pursuant to Section 12(b) of the Act:

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

As of August 6, 2021, there were 14,718,085 shares of common stock, par value $0.01 per share, outstanding.

Condor Hospitality Trust, Inc. and Subsidiaries

Table of Contents

PART I. FINANCIAL INFORMATION

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of
	June 30, 2021 (unaudited)	December 31, 2020

Assets
Investment in hotel properties, net	$261,036	$265,831
Cash and cash equivalents	6,419	3,686
Restricted cash, property escrows	5,342	3,794
Accounts receivable, net	1,175	652
Prepaid expenses and other assets	1,765	1,230
Total Assets	$275,737	$275,193

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$8,096	$5,372
Dividends and distributions payable	1,091	762
Land option liability	8,497	8,497
Derivative liabilities, at fair value	632	880
Convertible debt, at fair value	25,369	16,875
Long-term debt, net of deferred financing costs	167,795	166,526
Total Liabilities	211,480	198,912

Equity
Shareholders' Equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series E, 925,000 shares authorized, $0.01 par value, 925,000 shares outstanding, liquidation preference of $10,341 and $10,012	10,050	10,050
Common stock, $0.01 par value, 200,000,000 shares authorized; 12,026,108 and 12,014,743 shares outstanding	120	120
Additional paid-in capital	233,529	233,332
Accumulated deficit	(179,480)	(167,263)
Total Shareholders' Equity	64,219	76,239
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $26 and $17	38	42
Total Equity	64,257	76,281

Total Liabilities and Equity	$275,737	$275,193

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue
Room rentals and other hotel services	$14,108	$4,811	$23,752	$18,038
Operating Expenses
Hotel and property operations	9,232	5,089	16,911	14,904
Depreciation and amortization	2,648	2,777	5,291	5,487
General and administrative	1,151	1,014	2,411	2,207
Strategic alternatives, net	383	80	423	224
Total operating expenses	13,414	8,960	25,036	22,822
Operating income (loss)	694	(4,149)	(1,284)	(4,784)
Net loss on disposition of assets	(10)	(1)	(13)	(10)
Equity in earnings of joint venture	-	-	-	80
Net gain (loss) on derivatives and convertible debt	(10,234)	19	(8,246)	(740)
Other income (expense), net	2,357	(58)	2,399	(86)
Interest expense	(2,484)	(2,070)	(4,693)	(4,050)
Loss before income taxes	(9,677)	(6,259)	(11,837)	(9,590)
Income tax benefit (expense)	(27)	61	(54)	367
Net loss	(9,704)	(6,198)	(11,891)	(9,223)
Loss attributable to noncontrolling interest	4	2	4	3
Net loss attributable to controlling interests	(9,700)	(6,196)	(11,887)	(9,220)
Dividends undeclared on preferred stock	(166)	(144)	(329)	(289)
Net loss attributable to common shareholders	$(9,866)	$(6,340)	$(12,216)	$(9,509)

Earnings (Loss) per Share
Total - Basic Earnings (Loss) per Share	$(0.82)	$(0.53)	$(1.02)	$(0.80)
Total - Diluted Earnings (Loss) per Share	$(0.82)	$(0.53)	$(1.02)	$(0.80)

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Three months ended June 30, 2020
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at March 31, 2020	925	$10,050	11,996	$120	$233,258	$(150,751)	$92,677	$48	$92,725
Stock-based compensation	-	-	7	-	77	-	77	-	77
Dividends and distributions undeclared
Series E Preferred	-	-	-	-	-	(144)	(144)	-	(144)
Net loss	-	-	-	-	-	(6,196)	(6,196)	(2)	(6,198)
Balance at June 30, 2020	925	$10,050	12,003	$120	$233,335	$(157,091)	$86,414	$46	$86,460

	Three months ended June 30, 2021
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at March 31, 2021	925	$10,050	12,020	$120	$233,425	$(169,613)	$73,982	$42	$74,024
Stock-based compensation	-	-	6	-	104	-	104	-	104
Dividends and distributions undeclared
Series E Preferred	-	-	-	-	-	(167)	(167)	-	(167)
Net loss	-	-	-	-	-	(9,700)	(9,700)	(4)	(9,704)
Balance at June 30, 2021	925	$10,050	12,026	$120	$233,529	$(179,480)	$64,219	$38	$64,257

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Six months ended June 30, 2020
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2019	925	$10,050	11,994	$120	$233,189	$(147,582)	$95,777	$49	$95,826
Stock-based compensation	-	-	9	-	146	-	146	-	146
Dividends and distributions undeclared
Series E Preferred	-	-	-	-	-	(289)	(289)	-	(289)
Net loss	-	-	-	-	-	(9,220)	(9,220)	(3)	(9,223)
Balance at June 30, 2020	925	$10,050	12,003	$120	$233,335	$(157,091)	$86,414	$46	$86,460

	Six months ended June 30, 2021
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2020	925	$10,050	12,015	$120	$233,332	$(167,263)	$76,239	$42	$76,281
Stock-based compensation	-	-	11	-	197	-	197	-	197
Dividends and distributions undeclared
Series E Preferred	-	-	-	-	-	(330)	(330)	-	(330)
Net loss	-	-	-	-	-	(11,887)	(11,887)	(4)	(11,891)
Balance at June 30, 2021	925	$10,050	12,026	$120	$233,529	$(179,480)	$64,219	$38	$64,257

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited – In thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,891)	$(9,223)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,291	5,487
Net loss on disposition of assets	13	10
Net loss on derivatives and convertible debt	8,246	740
Equity in earnings of joint venture	-	(80)
Amortization of deferred financing costs	453	545
Principal forgiveness on long-term debt	(2,299)	-
Stock-based compensation expense	211	166
Provision / benefit for deferred taxes	-	(421)
Changes in operating assets and liabilities:
Increase in assets	(1,052)	(520)
Increase in liabilities	2,729	1,435
Net cash provided by (used in) operating activities	1,701	(1,861)

Cash flows from investing activities:
Additions to hotel properties	(520)	(292)
Distributions in excess of cumulative earnings from joint venture	-	480
Hotel acquisitions, net of cash acquired	-	(7,193)
Proceeds from sale of hotel assets	1	2
Net cash used in investing activities	(519)	(7,003)

Cash flows from financing activities:
Deferred financing costs	(50)	(480)
Proceeds from long-term debt	4,584	45,763
Principal payments on long-term debt	(1,419)	(34,832)
Principal payments on finance lease	(2)
Tax withholdings on stock compensation	(14)	(20)
Deposit on strategic alternatives	-	500
Other items	-	(2)
Net cash provided by financing activities	3,099	10,929

Increase in cash, cash equivalents, and restricted cash	4,281	2,065
Cash, cash equivalents, and restricted cash beginning of period	7,480	8,395
Cash, cash equivalents, and restricted cash end of period	$11,761	$10,460

Supplemental cash flow information:
Interest paid	$3,308	$3,213
Income taxes paid, net of refunds	$1	$114

Schedule of noncash investing and financing activities:
Debt assumed in acquisition	$-	$34,080
Increase in accrued liabilities related to insurance premium financing agreement	$478	$823
Land option liability in acquisition	$-	$8,497

See accompanying notes to consolidated financial statements.

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“Condor”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels. As of June 30, 2021, the Company owned 15 hotels in eight states. References to the “Company”, “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.

The Company, through its wholly owned subsidiary Condor Hospitality REIT Trust, owns a controlling interest in Condor Hospitality Limited Partnership (the “operating partnership”), for which we serve as general partner. The operating partnership, including its various subsidiaries, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of all properties held by TRS Leasing, Inc.) and conducts all of its operations. At June 30, 2021, the Company owned 99.9% of the common operating units (“common units”) of the operating partnership with the remaining common units owned by other limited partners.

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

On June 21, 2021, the Company announced that its board of directors is evaluating strategic alternatives to enhance shareholder value. The Company has engaged the firm of Hodges Ward Elliott to market for sale the 15 hotels portfolio owned by the Company. Although the Company expects significant interest in the marketing initiative, there can be no assurance that a transaction will occur at the conclusion of the process. The Company may engage additional brokers and financial advisors as it deems appropriate. There can be no assurances that the exploration of strategic alternatives will result in any transaction or, should the board of directors approve a transaction, no assurances of the value to the Company’s shareholders thereof. Condor Hospitality does not intend to discuss or disclose developments with respect to the process unless and until otherwise determined that further disclosure is appropriate or required by regulation or law. No formalized timetable has been established for the completion of the strategic review.

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

The novel coronavirus (COVID-19) has reduced travel significantly and adversely affected the hospitality industry in general. The actual and threatened spread of COVID-19 globally or in the regions in which we operate, or future widespread outbreak of infectious or contagious disease, can continue to reduce national and international travel in general. The extent to which the hospitality industry, and thus our business, will be affected by COVID-19 will largely depend on future developments which we cannot accurately predict, and the impact on customer travel, including the duration of the outbreak, the continued spread and treatment of COVID-19, the impact of new virus variants, the pace of vaccination, and new information and developments that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. To the extent that travel activity in the U.S. is and will be materially and adversely affected by COVID-19, business and financial results of the hospitality industry, and thus our business and financial results, could be impacted.

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

As a result of the above factors, the Company is and has taken actions at the corporate and hotel level, including, but not limited to:

•Obtaining significant modifications of its debt agreements, including extension of the Key Bank credit facility (the “credit facility”) to January 2, 2023 with an increase in credit availability and modifications and waivers of debt covenants, from the majority of the Company’s lenders.

•Asset management working with hotel management companies to reduce all hotels operating expenses including, but not limited to, closing off multiple floors, staffing reductions and furloughs, utility consumption reductions, purchasing reductions and eliminations, contract services reductions and eliminations, food services closures, exercise facilities closures, and certain reduction and elimination of certain marketing expenditures.

•Seeking potential alternative revenue sources through health care providers, government agencies, universities and airlines.

•Obtaining Paycheck Protection Program (“PPP”) loans authorized under the congressionally approved Coronavirus Aid, Relief, and Economic Security (“CARES”) Act totaling $2,299 (see Note 6), all of which was forgiven by the Small Business Administration (“SBA”) during the second quarter of 2021.

•Pursuing corporate cost reductions, including staffing reductions, resulting in an approximately 30% decrease in general and administrative expenses compared to historical operations.

•Capital improvement projects have been suspended except for emergency circumstances and will remain on hold for immediate future, with the potential for the suspension to continue through 2021.

•The Company determined that it was advisable and the best business practice to cause a temporary closure of two of its hotels, the Solomons Hilton Garden Inn on April 20, 2020 and the Leawood Aloft on April 9, 2020. These hotels were both reopened on July 1, 2020 and no other hotel closures have been deemed necessary.

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

The Company’s loans with Great Western Bank (financing the Leawood, Kansas Aloft) were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Staley Partners, on December 24, 2020 (see Note 6). The Company did not satisfy the financial covenants for these loans as of June 30, 2021, March 31, 2021, or December 31, 2020, as was the case for the first three quarters of 2020. The Company has been advised by OSK X, LLC that it is in default for failure to comply with the financial covenants as of December 31, 2020 (unlike Great Western Bank that waived the covenants for the first three quarters of 2020). Under the loan documents with OSK X, LLC, (a) the 90-day cure period (ended on May 27, 2021) within which the Company could cure the defaults has expired, (b) default interest at the rate of 8.33% began to accrue on May 27, 2021 and (c) OSK X, LLC is entitled to accelerate the loans and foreclose on the Leawood, Kansas Aloft. However, the Company believes that there are serious questions under applicable law about whether OSK X, LLC has the ability to declare a default, assess interest at the default rate, accelerate the loans or foreclose on the Leawood, Kansas Aloft due to the impossibility of performance of financial covenants during the COVID-19 pandemic. The Company intends to seek any available damages in the event of litigation that may result from the actions of OSK X, LLC.

Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. The above-described defaults under our loan agreement with OSK X, LLC resulted in a cross-default under our credit facility as of May 27, 2021. Pursuant to the terms of the tenth amendment to the credit facility (see Note 16), the lenders will not declare a default, accelerate our indebtedness or otherwise take enforcement action on or before November 1, 2021 as a result of the cross-default that occurred as of May 27, 2021 due to the above-described defaults under our loan agreement with OSK X, LLC, subject to the continuing satisfaction of certain conditions, including no breach or default of certain agreements, active pursuit of good faith defenses, the absence of certain legal proceedings or bankruptcy events and the maintenance of $6,000 of liquidity.

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

Hotel operating revenues can be disaggregated into the following categories to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Rooms	$13,460	$4,489	$22,589	$17,015
Food and beverage	247	115	363	464
Other	401	207	800	559
Total revenue	$14,108	$4,811	$23,752	$18,038

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

NOTE 2. INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consisted of the following at June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020
Land	$34,929	$34,928
Buildings, improvements, vehicle	244,209	244,041
Furniture and equipment	24,909	24,622
Initial franchise fees	1,784	1,784
Construction-in-progress	111	123
Right of use asset	53	62
Investment in hotel properties	305,995	305,560
Less accumulated depreciation	(44,959)	(39,729)
Investment in hotel properties, net	$261,036	$265,831

On January 1, 2019, the Company adopted ASU 842, Leases, and applied it prospectively. At adoption, the Company also elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification, and initial direct costs. Consequently, on January 1, 2019, the Company recognized right-of-use assets and related liabilities related to its operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates. The right-of-use assets and liabilities are amortized to rent expense, included in either Hotel and property operations expenses or General and administrative expenses depending on the nature of the lease, over the term of the underlying lease agreements. The weighted average remaining life of the Company’s operating leases, including options to extend when it is reasonably certain the Company will exercise such options, was 6.4 years at June 30, 2021.

As of June 30, 2021 and December 31, 2020, the Company's right-of-use assets, net of $53 and $62, respectively, are included in Investment in hotel properties, net and its related lease liabilities of $54 and $62, respectively, are presented in Accounts payable, accrued expenses, and other liabilities in the Company's consolidated balance sheets.

NOTE 3. ACQUISITION OF HOTEL PROPERTIES

The Company did not acquire any properties during the three or six months ended June 30, 2021.

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

(1)The purchase agreement includes a provision which permits the seller to purchase the surface parking lot north of the hotel exercisable for approximately seven years at less than market rates.

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

The table below provides the components of net earnings, including the Company’s share of the Atlanta JV, for the first quarter of 2020 prior to its acquisition by the Company.

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

NOTE 5. DISPOSITIONS OF HOTEL PROPERTIES

As of June 30, 2021 and December 31, 2020, the Company had no hotels classified as held for sale.

During the three and six months ended June 30, 2021 and 2020, the Company sold no hotels.

NOTE 6. LONG-TERM DEBT

Long-term debt consisted of the following loans payable at June 30, 2021 and December 31, 2020:

Lender	Balance at June 30, 2021	Interest rate at June 30, 2021	Maturity	Amortization provision	Properties encumbered at June 30, 2021	Balance at December 31, 2020
Fixed rate debt
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18	$8,356	4.54%	08/2024	25 years	1	$8,454
OSK X, LLC (1)	13,199	8.33%	12/2023 (5)	25 years	1	13,199
OSK X, LLC (1)	765	8.33%	12/2023 (5)	7 years	-	880
Paycheck Protection Program (7)	-	1.00%	05/2022	(7)	-	2,299
Total fixed rate debt	22,320					24,832

Variable rate debt
Wells Fargo	25,149	2.48% (2)	11/2022 (6)	30 years	3	25,386
KeyBank credit facility (3)	121,729	4.25% (4)	1/2023	Interest only	10	118,114
Total variable rate debt	146,878				15	143,500

Total long-term debt	$169,198					$168,332
Less: Deferred financing costs	(1,403)					(1,806)
Total long-term debt, net of deferred financing costs	$167,795					$166,526

(1) Both loans are collateralized by Aloft Leawood. These loans were formerly held by Great Western Bank prior to being purchased by OSK X, LLC on December 24, 2020. The current status of these loans and the current interest rate is discussed with Financial Covenants below.

(2) Variable rate of 30-day LIBOR plus 2.39%, effectively fixed at 4.44% after giving effect to interest rate swap (see Note 8).

(3) Total available borrowing capacity is $130,000 of which $4,000 is reserved for the payment of interest under the facility. The ability to borrow under the credit facility is limited to payment of interest and fees under the credit facility and funding any shortfalls to an approved budget. The commitment fee on unused facility is 0.20% when the usage is over 50% of the total commitment and 0.25% when the usage under 50% of the commitment. Total unused availability under this credit facility was $8,271 at June 30, 2021, of which $1,129 remains reserved for the payment of interest.

(4) Borrowings under the facility accrue interest, at the Company’s option, at either LIBOR (with a floor of 0.50%) plus a spread of 3.75% or a base rate plus 2.75%, with an increase to the interest rate spreads of 0.25% to occur on October 2, 2021.

(5) Term was extended for an additional two years on December 2, 2020.

(6) Two one year extension options subject to the satisfaction of certain conditions.

(7) The PPP loans are made up of three separate loans received in April 2020. Monthly payments totaling $121 were scheduled to begin October 2021 if the loan or a portion of it was not forgiven. The entire amount of the loans was used for payroll, utilities, and interest, and was forgiven by the Small Business Association (“SBA”) during the second quarter of 2021.

Aggregate annual principal payments on debt for the remainder of 2021 and thereafter are as follows:

Total
Remainder of 2021	$435
2022	25,336
2023	135,587
2024	7,840
Total	$169,198

Financial Covenants

We are required to satisfy various financial covenants within our debt agreements, including the following financial covenants within our credit facility with KeyBank:

•Borrowing Base Debt Service Coverage Ratio: The ratio of adjusted net operating income from borrowing base properties to debt service for the credit facility (assuming a 30 year amortization) must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending September 30, 2021 and December 31, 2021, (b) 1.25 to 1 as of the end of the fiscal quarters ending March 31, 2022 and June 30, 2022 and (c) 1.50 to 1 as of the end of the fiscal quarter ending September 30, 2022 and each fiscal quarter thereafter. For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2022 when the calculation is based on the most recently ended four fiscal quarters.

•Fixed Charge Coverage Ratio: The ratio of adjusted consolidated EBITDA to consolidated fixed charges must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending September 30, 2021 and December 31, 2021, (b) 1.25 to 1 as of the end of the fiscal quarters ending March 31, 2022 and June 30, 2022 and (c) 1.50 to 1 as of the end of the fiscal quarter ending September 30, 2022 and each fiscal quarter thereafter. For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2022 when the calculation is based on the most recently ended four fiscal quarters.

•Borrowing Base Leverage Ratio: The ratio of indebtedness outstanding under the credit facility to borrowing base asset value (based on updated as-stabilized appraisals) cannot exceed 65%. The covenant is first tested on March 31, 2022.

•Minimum Liquidity: Liquidity must be greater than or equal to $3,000. In addition, the ninth amendment to the credit facility provided that if liquidity is below $6,000, (a) the agent may engage a financial advisor to advise it with respect to the Company and the credit facility, (b) a $2,000 interest reserve must be maintained, (c) certain reporting must be completed on a weekly basis and (d) advances under the credit facility can only be made and applied pursuant to a cash flow waterfall.

Pursuant to the terms of the ninth amendment to the credit facility, an event of default occurred when the convertible notes issued in 2020 (see Note 7) were not converted to common stock or paid in full by July 1, 2021. The tenth amendment to the credit facility (see Note 16) waived this event of default and amended the provision to provide that it is an event of default if the convertible notes are not either converted to common stock or paid in full by October 31, 2021. The Company intends to not cause such an event of default by satisfying the convertible notes with the Rights Offering, which has a full backstop commitment (see discussion of Rights Offering in Note 7), or otherwise satisfying the convertible notes with a sale of equity or negotiating an extension of the October 31, 2021 date with KeyBank.

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

In connection with the first amendment to the loan agreement entered into in May 2020, measurement of the debt yield was suspended until the measurement date occurring on March 31, 2021. The Company did not satisfy the debt yield as of March 31, 2021 or June 30, 2021; however, Wells Fargo has advised us by letter that it will not require implementation of the cash trap. This advice is terminable by Wells Fargo at any time. Any cash trap will expire when the debt yield is equal to or greater than 10.5%.

We are also required to satisfy various financial covenants within our loan agreement with OSK X, LLC relating to the Leawood, Kansas Aloft, including the following:

•Property-Specific Pre-Distribution Debt Service Coverage Ratio. The ratio of adjusted net operating income for the Leawood, Kansas Aloft (before distributions) to debt service for the loans must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending March 31, 2021 and June 30, 2021 and (b) 1.35 to 1 as of the end of the fiscal quarter ending September 30, 2021 and each fiscal quarter thereafter. For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•Property-Specific Post-Distribution Debt Service Coverage Ratio. The ratio of adjusted net operating income for the Leawood, Kansas Aloft (after distributions) to debt service for the loans must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending March 31, 2021 and June 30, 2021 and (b) 1.35 to 1 as of the end of the fiscal quarter ending September 30, 2021 and each fiscal quarter thereafter. For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•Consolidated Debt Service Coverage Ratio. The ratio of consolidated adjusted net operating income for the Company to consolidated debt service must be equal to or greater than 1.05 to 1.

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

On December 24, 2020, the Company’s loans with Great Western Bank (financing the Leawood, Kansas Aloft), with a June 30, 2021 balance of $13,964, were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Staley Partners. The Company did not satisfy the financial covenants for these loans as of June 30, 2021, March 31, 2021 and December 31, 2020, as was the case for the first three quarters of 2020. The Company has been advised by OSK X, LLC that it is in default for failure to comply with the financial covenants as of December 31, 2020 (unlike Great Western Bank that waived the covenants for the first three quarters of 2020). The Company is pursuing negotiations with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete. However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

Under the loan documents with OSK X, LLC, (a) the 90-day cure period (ended on May 27, 2021) within which the Company could cure the defaults has expired, (b) default interest at the rate of 8.33% began to accrue on May 27, 2021 and (c) OSK X, LLC is entitled to accelerate the loans and foreclose on the Leawood, Kansas Aloft. However, the Company believes that there are serious questions under applicable law about whether OSK X, LLC has the ability to declare a default, assess interest at the default rate, accelerate the loans or foreclose on the Leawood, Kansas Aloft due to the impossibility of performance of financial covenants during the COVID-19 pandemic.

The Company intends to seek any available damages in the event of litigation that may result from the actions of OSK X, LLC.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. The above-described defaults under our loan agreement with OSK X, LLC resulted in a cross-default under our credit facility as of May 27, 2021. Pursuant to the terms of the tenth amendment to the credit facility (see Note 16), the lenders will not declare a default, accelerate our indebtedness or otherwise take enforcement action on or before November 1, 2021 as a result of the cross-default that occurred as of May 27, 2021 due to the above-described defaults under our loan agreement with OSK X, LLC, subject to the continuing satisfaction of certain conditions, including no breach or default of certain agreements, active pursuit of good faith defenses, the absence of certain legal proceedings or bankruptcy events and the maintenance of $6,000 of liquidity.

As indicated above, the Company is pursuing negotiations with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete. However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

As of June 30, 2021, other than with respect to our financial covenants with OSK X, LLC (as discussed above), we are not in default of any of our loans.

NOTE 7. CONVERTIBLE DEBT AT FAIR VALUE

As part of an Exchange Agreement entered into on March 16, 2016 with Real Estate Strategies, L.P. (“RES”, which also includes affiliated entities), the Company issued to RES a Convertible Promissory Note (the “2016 Note”), bearing interest at 6.25% per annum, in the principal amount of $1,012. The 2016 Note is convertible directly into 97,269 shares of common stock at any time at the option of RES or automatically when the 6.25% Series E Cumulative Convertible Preferred Stock (the “Series E Preferred Stock”) is required to be converted or is redeemed in whole (see Note 10). The 2016 Note is not convertible to the extent that a conversion would cause RES, together with its affiliates, to beneficially own more than 49% of the voting stock of the Company at the time of the conversion. Any conversion reduces the principal amount of the 2016 Note proportionally. Pursuant to the terms of the 2016 Note, interest payments are suspended and accumulate whenever dividends on the Series E Preferred Stock are unpaid and accumulate. At June 30, 2021, there was $116 accumulated and unpaid interest on the 2016 Note.

On November 19, 2020, the Company entered into separate Convertible Promissory Notes and Loan Agreements (the “2020 Notes”) in favor of (a) SREP III Flight—Investco 2, L.P. (“SREP”), an affiliate of StepStone Group LP, for $7,220, and (b) Efanur S.A. (“Efanur”), an affiliate of IRSA Inversiones y Representaciones Sociedad Anónima, for $2,780. Pursuant to the 2020 Notes, the Company borrowed $10,000 from SREP and Efanur and used the proceeds to repay loans outstanding under the credit facility. Each of the 2020 Notes mature upon the earliest to occur of (a) the closing of a Rights Offering (as defined below) or a Non-Rights Offering Conversion (as defined below) in an amount equal to the outstanding principal balance of the respective Note, (b) the acceleration of the respective Note on or after the occurrence of an Event of Default (as defined in the respective Note) and (c) January 2, 2023. Pursuant to the terms of the ninth amendment to the credit facility, an event of default occurred when the convertible notes issued in 2020 were not converted to common stock or paid in full by July 1, 2021. The tenth amendment to the credit facility (see Note 16) waived this event of default and amended the provision to provide that it is an event of default if the convertible notes are not either converted to common stock or paid in full by October 31, 2021. The Company intends to not cause such an event of default by satisfying the convertible notes with the Rights Offering, which has a full backstop commitment (see discussion of Rights Offering below), or otherwise satisfying the convertible notes with a sale of equity or negotiating an extension of the October 31, 2021 date with KeyBank.

Each of the 2020 Notes accrues interest at 10.00% per annum (exclusive of any portion of the principal that is used in a Rights Offering and, in the case of the Note in favor of SREP, any backstop commitment), provides for the interest rate to increase to 20% upon an Event of Default or if any amounts under the applicable Note are outstanding after May 31, 2021, provides for the capitalization of interest, and provides for the payment of all accrued and unpaid interest and principal on the maturity date. Each of the Notes also provides, subject to a Make Whole Fee (as defined in the respective Note) payable to SREP and Efanur, as applicable, for the interest rate to increase to 25% upon a determination by the disinterested members of the board of directors of the Company (a) not to proceed with, or to terminate, a Rights Offering, (b) to prohibit a Non-Rights Offering Conversion or (c) not to seek shareholder approval of the transactions contemplated by the Notes, including the issuance of shares of common stock of the Company and the conversion price (“Shareholder Approval”), because the failure to make any such determination would reasonably be expected to constitute a breach of the directors’ duties under Maryland law (a “Board Decision”). Based on these provisions, the interest rate on the 2020 Notes was increased to 20% on May 31, 2021 and to 25% on June 2, 2021. At June 30, 2021, there was $738 accumulated and unpaid interest on the 2020 Notes.

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

The Company and SREP entered into a backstop commitment agreement related to the Rights Offering on December 7, 2020. Pursuant to the backstop commitment agreement, SREP agreed to backstop the Rights Offering, if commenced on certain conditions, on a standby basis to facilitate the transaction, by the Company selling to SREP pursuant to an exemption from the registration requirements of Section 5 of the Securities Act provided under Section 4(a)(2) thereof and/or Regulation D thereunder and SREP purchasing an aggregate number of shares of common stock equal to (x) $10.0 million, minus (y) the aggregate proceeds of the Rights Offering divided by $2.50, at a price per share equal to $2.50, subject to the terms and conditions of the backstop commitment agreement. The obligations of SREP under the backstop commitment agreement are subject to certain conditions, which, among other conditions, include: (1) that the Rights Offering must occur on or prior to May 31, 2021, and (2) that the Company exempts SREP from the ownership limitation set forth in the Company’s articles of incorporation. The Rights Offering did not occur on or prior to May 31, 2021 and as of June 30, 2021 SREP (1) has not advised the Company if it will waive this condition to its obligation and (2) has not exercised its right to terminate the backstop commitment agreement.

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

The issuance of shares in a Rights Offering or Non-Rights Offering Conversion received requisite Shareholder Approval at a special meeting of shareholders on January 18, 2021. On June 1, 2021, SREP an Efanur submitted notice of their election to convert their applicable Notes pursuant to a Non-Rights Offering Conversion, subject to the rights of the Company under the Notes to prohibit the Non-Rights Offering Conversion. On June 2, 2021, pursuant to the rights of the Company under the Notes, the disinterested members of the board of directors of the Company determined pursuant to a Board Decision to prohibit the Non-Rights Offering Conversion.

In the event of a Board Decision in order to accept an unsolicited cash offer for newly issued common stock or securities convertible into common stock of the Company, then upon consummation of any such sale, the Company is required to pay SREP and Efanur a Make Whole Fee as set forth in their respective Note.

The Company has made an irrevocable election to record these notes in their entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of the notes. As such, gains and losses on the Note are included in net gain (loss) on derivatives and convertible debt within net earnings (loss) each reporting period. Gains (losses) related to these notes were recognized totaling ($10,347) and $8 during the three months ended June 30, 2021 and 2020, respectively, and ($8,494) and $48 for the six months ended June 30, 2021 and 2020, respectively. The fair value of the 2016 Note is determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options. The fair value of the 2020 Note is based on the value of the note upon conversion due to the high probability associated with that event. Interest expense related to these notes is recorded separately from other changes in its fair value within interest expense each period.

The following table represents the difference between the fair value and the unpaid principal balance of the Notes as of June 30, 2021:

	Fair value as of June 30, 2021	Unpaid principal balance as of June 30, 2021	Fair value carrying amount under unpaid principal
2016 Notes	$1,089	$1,012	$(77)
2020 Notes	24,280	10,000	(14,280)
Total	$25,369	$11,012	$(14,357)

NOTE 8. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At June 30, 2021, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis. Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired property in 2020 (see Note 3), and in the valuation of the stock-based compensation grants (see Note 12). No impairments or recoveries of impairment were recognized during the three or six months ended June 30, 2021 or 2020.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk. The fair value of interest rate positions is determined using the standard market methodology of netting discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on expectations of future interest rates derived from observable market interest rate curves and volatilities. Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements. The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions. These interest rate positions at June 30, 2021 and December 31, 2020 are as follows:

Associated debt	Type	Terms	Effective Date	Maturity Date	Notional amount at June 30, 2021	Notional amount at December 31, 2020
Wells Fargo	Swap	Swaps 30-day LIBOR for fixed rate of 2.053%	11/2017	11/2022	$25,149 (1)	$25,386 (1)

(1)Notional amount amortizes consistently with the principal amortization of the associated loan.

Additionally, included in the Series E Preferred Stock issued on March 1, 2017 is a redemption right that allows the Company to redeem up to a total of 490,250 shares of Series E Preferred Stock for specific percentages of its liquidation preference (see Note 10). This option requires bifurcation and as such is treated as a separate derivative instrument.

All derivatives recognized by the Company are reported as derivative assets or liabilities on the consolidated balance sheets and are adjusted to their fair value at each reporting date. All gains and losses on derivative instruments are included in net gain (loss) on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the consolidated statements of operations. Net gains (losses) of $113 and $11 for the three months ended June 30, 2021 and 2020, respectively, and $248 and ($788) for the six months ended June 30, 2021 and 2020, respectively, were recognized related to derivative instruments.

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial assets and (liabilities) carried at fair value and measured on a recurring basis:

	Fair value at
	June 30, 2021	Level 1	Level 2	Level 3
Interest rate derivatives	$(632)	$-	$(632)	$-
Series E Preferred embedded redemption option	-	-	-	-
Convertible debt	(25,369)	-	-	(25,369)
Total	$(26,001)	$-	$(632)	$(25,369)

	Fair value at
	December 31, 2020	Level 1	Level 2	Level 3
Interest rate derivatives	$(880)	$-	$(880)	$-
Series E Preferred embedded redemption option	-	-	-	-
Convertible debt	(16,875)	-	-	(16,875)
Total	$(17,755)	$-	$(880)	$(16,875)

There were no transfers between levels during the three or six months ended June 30, 2021 or 2020.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the consolidated statements of operations during the periods:

	Three months ended June 30,
	2021	2020
	Convertible debt	Convertible debt
Fair value, beginning of period	$(15,022)	$(1,040)
Net gains (losses) recognized in earnings	(10,347)	8
Fair value, end of period	$(25,369)	$(1,032)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$(10,347)	$8

	Six months ended June 30,
	2021	2020
	Convertible debt	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$(16,875)	$22	$(1,080)	$(1,058)
Net gains (losses) recognized in earnings	(8,494)	(22)	48	26
Fair value, end of period	$(25,369)	$-	$(1,032)	$(1,032)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$(8,494)	$(22)	$48	$26

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

	Carrying value as of		Estimated fair value as of
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Total	$167,795	$166,526	$168,912	$167,349

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

As discussed below, subsequent to quarter end, on July 29, 2021, the Company redeemed the Series E Preferred Stock with common stock by issuing 2,686,571 shares of common stock (see Note 10).

NOTE 10. PREFERRED STOCK

The Company has 925,000 shares outstanding of Series E Preferred Stock.

The Series E Preferred Stock ranks senior to the Company’s common stock and any other preferred stock issuances and receives preferential cumulative cash dividends at a rate of 6.25% per annum, payable quarterly of the $10.00 face value per share. If the Company fails to pay a dividend then during the period that dividends are not paid, additional dividends accrue at a rate of 9.50% per annum on the unpaid amount. Dividends on the Series E Preferred Stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared, and whether or not such dividends are prohibited by agreement. Under the terms of the credit facility, no cash dividends can currently be paid to common or preferred shareholders. As of June 30, 2021, there are $1,091 of accrued but unpaid dividends related to the Series E Preferred Stock not yet declared by the Board of Directors.

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

The Company received put right notices from all holders of Series E Preferred Stock of the Company effective June 29, 2021 pursuant to which the holders of the Series E Preferred Stock gave notice of their election to exercise their right to require the Company to redeem all 925,000 shares of the Company’s outstanding Series E Preferred Stock held by them at a value per share equal to 130% of the $10 liquidation preference of the Series E Preferred Stock, plus accrued and unpaid dividends, on July 29, 2021. Subsequent to quarter end, on July 29, 2021, the Company redeemed the Series E Preferred Stock with common stock by issuing 2,686,571 shares of common stock to the holders of the Series E Preferred Shares pursuant to the terms of the shares, based on the weighted market sale price average of the common stock for the 30 trading days through June 29, 2021 of $4.9021 per share. The Common Stock was issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

NOTE 11. NONCONTROLLING INTEREST IN THE OPERATING PARTNERSHIP

Noncontrolling interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Earnings and loss are allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the operating partnership during the period.

Our ownership interest in the operating partnership was 99.9% as of June 30, 2021 and December 31, 2020, with 219,183 common units owned by limited partners were outstanding at both dates. The total redemption value for the common units was $26 and $17 at June 30, 2021 and December 31, 2020, respectively.

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

No common units were redeemed during the three or six months ended June 30, 2021 or 2020.

NOTE 12. STOCK-BASED COMPENSATION

The Company currently has in place the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016. The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation. The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 761,538 following an amendment to the plan to increase the number of available shares by 300,000 that was approved by shareholders on May 17, 2018 at the annual meeting of shareholders. As of June 30, 2021, there were 467,745 common shares available for issuance under the 2016 Stock Plan.

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

Service Condition Share Awards

From time to time, the Company awards restricted shares of common stock to employees, officers, and members of the Board of Directors under the 2016 Stock Plan. These shares generally vest ratably over five years for employees and officers and three years for members of the Board of Directors based on continued service or employment. Dividends paid on these restricted shares during the vesting period are not forfeited in the event that the shares fail to vest. The following table presents a summary of the service condition unvested share activity for the six months ended June 31, 2021 and 2020:

	For the Six months ended June 30,
	2021		2020
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Unvested at December 31	28,928	$9.58	46,682	$10.16
Granted	2,308	$3.70	2,432	$7.58
Vested	(11,425)	$9.65	(10,028)	$10.18
Unvested at June 30	19,811	$8.86	39,086	$9.99

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

The fair value of the performance based share awards is based on the closing price of the Company’s common stock on the grant date, discounted for estimated common stock dividends to be declared prior to the shares being issued. The grant date occurs on an annual basis when budgeted FFO is approved by the Board of Directors. During the three and six months ended June 30, 2021 and 2020, there were no shares issued related to performance-based share awards.

Director Fully Vested Share Compensation

Independent directors serving as members of the Investment Committee of the Board of Directors receive their monthly Investment Committee fees in the form of shares of the Company’s common stock. Certain independent directors also elect to receive a portion of their director fees in the form of shares of the Company’s common stock.

A total of 6,810 and 6,904 shares during the three months ended June 30, 2021 and 2020, respectively, and 12,083 and 8,102 shares during the six months ended June 30, 2021 and 2020, respectively, were issued to independent directors under the 2016 Stock Plan with respect to these fees.

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation related to employees and directors for the three months ended June 30, 2021 and 2020 was $112 and $82, respectively, and for the six months ended June 30, 2021 and 2020 was $211 and $166, respectively, all of which is included in general and administrative expense. Total unrecognized compensation cost related to all awards at June 30, 2021 was $267, which is expected to be recognized over a weighted-average remaining service period of 1.1 years.

NOTE 13. INCOME TAXES

During the three months ended June 30, 2021 and 2020, income tax benefit (expense) totaling ($27) and $61, respectively, was recognized primarily related to income (loss) earned by the TRS and certain state and local taxes at CHLP. During the six months ended June 30, 2021 and 2020, income tax benefit (expense) totaled ($54) and $367, respectively. Management believes the combined federal and state income tax rate for the TRS will be approximately 24%.

After consideration of limitations related to a change in control as defined under Code Section 382, the TRS’s net operating loss carryforward at June 30, 2021 as determined for federal income tax purposes was $10,812. The availability of the loss carryforwards will expire from 2027 through 2034, with an indefinite carryforward for losses arising after December 31, 2017. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of this analysis, the Company believes that a full valuation allowance against the net deferred tax asset position was necessary at June 30, 2021, which requires a valuation allowance of $1,893 as of that date.

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator: Basic
Net loss attributable to common shareholders	$(9,866)	$(6,340)	$(12,216)	$(9,509)
Less: Allocation to participating securities	-	-	-	-
Net loss attributable to common shareholders, net of amount allocated to participating securities	$(9,866)	$(6,340)	$(12,216)	$(9,509)

Numerator: Diluted
Net loss attributable to common shareholders, net of amount allocated to participating securities	$(9,866)	$(6,340)	$(12,216)	$(9,509)

Denominator
Weighted average number of common shares - Basic and Diluted	12,003,739	11,961,783	11,998,075	11,956,598

Earnings (Loss) per Share
Basic Earnings (Loss) per Share	$(0.82)	$(0.53)	$(1.02)	$(0.80)
Diluted Earnings (Loss) per Share	$(0.82)	$(0.53)	$(1.02)	$(0.80)

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Unvested restricted stock	22,582	38,991	24,611	42,130
Series E Preferred Stock	668,111	668,111	668,111	668,111
2016 Convertible debt	97,269	97,269	97,269	97,269
2020 Convertible debt	4,000,000	-	4,000,000	-
Operating partnership common units (1)	4,215	4,215	4,215	4,215
Total potentially dilutive securities excluded from the denominator	4,792,177	808,586	4,794,206	811,725

(1)Common units of the operating partnership have been omitted from the denominator for the purpose of computing diluted EPS since the effect of including these amounts in the numerator and denominator would have no impact on calculated EPS.

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

Each of the management companies employed by the TRS at June 30, 2021 receives a base monthly management fee of 3.0% to 3.5% of hotel revenue, with incentives for performance, which increase such fee to a maximum of 5.0% of hotel revenue. Base management fees totaled $424 and $144, respectively, for the three months ended June 30, 2021 and 2020, and $713 and $541, respectively, for the six months ended June 30, 2021 and 2021, all of which was included as hotel and property operations expense. There were $70 and $0 of incentive management fees recognized for the three months ended June 30, 2021 and 2020, respectively, and $98 and $77 recognized for the six months ended June 30, 2021 and 2020, respectively.

The management agreements generally have initial terms of one year to three years and renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term. The Company may terminate a management agreement, subject to cure rights, if certain performance metrics tied to both individual hotel and total managed portfolio performance are not met. The Company may also terminate a management agreement with respect to a hotel at any time without reason, either with or without payment of a termination fee (depending on the agreement). The management agreements terminate with respect to a hotel upon sale of the hotel, subject to certain notice requirements.

Franchise Agreements

As of June 30, 2021, all of our properties operate under franchise licenses from national hotel companies. Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue. The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements. Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term. Franchise fee expense totaled $1,059 and $338 for the three months ended June 30, 2021 and 2020, respectively, and $1,793 and $1,320 for the six months ended June 30, 2021 and 2020, respectively, all of which was included as hotel and property operations expense.

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

Leases

The Company has no land lease agreements in place related to properties owned at June 30, 2021.

The Company currently leases only one office space on a month-to-month basis. Office lease expense totaled $4 and $5 in the three months ended June 30, 2021 and 2020, respectively, and $9 and $13 in the six months ended June 30, 2021 and 2020, respectively, and is included in general and administrative expense. The Company also has in place operating leases for miscellaneous equipment at its hotel properties.

The maturity of the lease liabilities for the Company’s operating leases is as follows:

Maturity of lease liabilities
Year ended December 31,
Remainder of 2021	$10
2022	20
2023	4
2024	4
2025	4
Thereafter	22
Total lease payments	$64
Less: Imputed interest	(10)
Present value of lease liabilities	$54

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

NOTE 16. SUBSEQUENT EVENTS

As previously discussed (see Note 10), on July 29, 2021, the Company redeemed the Series E Preferred Shares with 2,686,571 shares of common stock.

On August 12, 2021, the Company entered into the tenth amendment to its credit facility with KeyBank which, among other things:

•Provides that the Company may borrow up to $500 under the credit facility without lender approval, which is exclusive of the ability of the Company to borrow additional amounts with lender approval.

•Increased the interest rate for the credit facility to LIBOR plus 4.00% or a base rate plus 3.00% as of August 31, 2021. The LIBOR rate is subject to a floor of 0.50%.

•Waives the event of default that occurred as a result of the convertible notes issued in 2020 (see Note 7) not being converted to common stock or paid in full by July 1, 2021.

•Amends the foregoing event of default provision to provide that it is an event of default if the convertible notes are not either converted to common stock or paid in full by October 31, 2021. The Company intends to not cause such an event of default by satisfying the convertible notes with the Rights Offering, which has a full backstop commitment (see Note 7), or otherwise satisfying the convertible notes with a sale of equity or negotiating an extension of the October 31, 2021 date with KeyBank.

•Provides that the lenders will not declare a default, accelerate our indebtedness or otherwise take enforcement action on or before November 1, 2021 as a result of the cross-default that occurred as of May 27, 2021 due to the defaults under our loan agreement with OSK X, LLC, subject to the continuing satisfaction of certain conditions, including no breach or default of certain agreements, active pursuit of good faith defenses, the absence of certain legal proceedings or bankruptcy events and the maintenance of $6,000 of liquidity.

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

Background

Condor Hospitality Trust, Inc. (“Condor” or the “Company”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels. As of June 30, 2021, the Company owned 15 hotels, representing 1,908 rooms, in eight states.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (the “operating partnership”), for which we serve as general partner. As of June 30, 2021, we owned approximately 99.9% of the common operating units (“common units”) in the operating partnership. In the future, the operating partnership may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

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

On June 21, 2021, the Company announced that its board of directors is evaluating strategic alternatives to enhance shareholder value. The Company has engaged the firm of Hodges Ward Elliott to market for sale the 15 hotels portfolio owned by the Company. Although the Company expects significant interest in the marketing initiative, there can be no assurance that a transaction will occur at the conclusion of the process. The Company may engage additional brokers and financial advisors as it deems appropriate. There can be no assurances that the exploration of strategic alternatives will result in any transaction or, should the board of directors approve a transaction, no assurances of the value to the Company’s shareholders thereof. Condor Hospitality does not intend to discuss or disclose developments with respect to the process unless and until otherwise determined that further disclosure is appropriate or required by regulation or law. No formalized timetable has been established for the completion of the strategic review.

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

COVID-19 Pandemic

The novel coronavirus (COVID-19) has reduced travel significantly and adversely affected the hospitality industry in general. The actual and threatened spread of COVID-19 globally or in the regions in which we operate, or future widespread outbreak of infectious or contagious disease, can continue to reduce national and international travel in general. The extent to which the hospitality industry, and thus our business, will be affected by COVID-19 will largely depend on future developments which we cannot accurately predict, and the impact on customer travel, including the duration of the outbreak, the continued spread and treatment of COVID-19, the impact of new virus variants, the pace of vaccination, and new information and developments that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. To the extent that travel activity in the U.S. is and will be materially and adversely affected by COVID-19, business and financial results of the hospitality industry, and thus our business and financial results, could be impacted.

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

As a result of the above factors, the Company is and has taken actions at the corporate and hotel level, including, but not limited to:

•Obtaining significant modifications of its debt agreements, including extension of the credit facility to January 2, 2023 with an increase in credit availability and modifications and waivers of debt covenants, from the majority of the Company’s lenders.

•Asset management working with hotel management companies to reduce all hotels operating expenses including, but not limited to, closing off multiple floors, staffing reductions and furloughs, utility consumption reductions, purchasing reductions and eliminations, contract services reductions and eliminations, food services closures, exercise facilities closures, and certain reduction and elimination of certain marketing expenditures.

•Seeking potential alternative revenue sources through health care providers, government agencies, universities and airlines.

•Obtaining Paycheck Protection Program (“PPP”) loans authorized under the recently congressionally approved Coronavirus Aid, Relief, and Economic Security (“CARES”) Act totaling $2.3 million. The entire amount of the loans was used for payroll, utilities, and interest, and therefore the loans were forgiven by the Small Business Administration (“SBA”) during the second quarter of 2021.

•Pursuing corporate cost reductions, including staffing reductions, resulting in an approximately 30% decrease in general and administrative expenses compared to historical operations.

•Capital improvement projects have been suspended except for emergency circumstances and will remain on hold for immediate future, with the potential for the suspension to continue through 2021.

•The Company determined that it was advisable and the best business practice to cause a temporary closure of two of its hotels, the Solomons Hilton Garden Inn on April 20, 2020 and the Leawood Aloft on April 9, 2020. These hotels were both reopened on July 1, 2020 and no other hotel closures have been deemed necessary.

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

The Company’s loans with Great Western Bank (financing the Leawood, Kansas Aloft) were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Staley Partners, on December 24, 2020 (see Note 6). The Company did not satisfy the financial covenants for these loans as of June 30, 2021, March 31, 2021, or December 31, 2020, as was the case for the first three quarters of 2020. The Company has been advised by OSK X, LLC that it is in default for failure to comply with the financial covenants as of December 31, 2020 (unlike Great Western Bank that waived the covenants for the first three quarters of 2020). Under the loan documents with OSK X, LLC, (a) the 90-day cure period (ended on May 27, 2021) within which the Company could cure the defaults has expired, (b) default interest at the rate of 8.33% began to accrue on May 27, 2021 and (c) OSK X, LLC is entitled to accelerate the loans and foreclose on the Leawood, Kansas Aloft. However, the Company believes that there are serious questions under applicable law about whether OSK X, LLC has the ability to declare a default, assess interest at the default rate, accelerate the loans or foreclose on the Leawood, Kansas Aloft due to the impossibility of performance of financial covenants during the COVID-19 pandemic. The Company intends to seek any available damages in the event of litigation that may result from the actions of OSK X, LLC

Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. The above-described defaults under our loan agreement with OSK X, LLC resulted in a cross-default under our credit facility as of May 27, 2021. Pursuant to the terms of the tenth amendment to the credit facility (see Note 16), the lenders will not declare a default, accelerate our indebtedness or otherwise take enforcement action on or before November 1, 2021 as a result of the cross-default that occurred as of May 27, 2021 due to the above-described defaults under our loan agreement with OSK X, LLC, subject to the continuing satisfaction of certain conditions, including no breach or default of certain agreements, active pursuit of good faith defenses, the absence of certain legal proceedings or bankruptcy events and the maintenance of $6.0 million of liquidity.

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

Hotel Property Portfolio and Activity

Hotel Property Portfolio

The following table sets forth certain information with respect to the hotels owned by us as of June 30, 2021:

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

(1)Represents the purchase statistics from the purchase of this hotel by the originally 80% owned unconsolidated Atlanta JV. The Company purchased the remaining 20% interest in the Atlanta JV from our joint venture partner on February 14, 2020 for $7.3 million.

All of our properties are encumbered by either our credit facility or by mortgage debt at June 30, 2021.

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

(1)The purchase agreement includes a provision which permits the seller to purchase the surface parking lot north of the hotel exercisable for approximately seven years at less than market rates.

Dispositions

There were no dispositions during the three or six months ended June 30, 2021.

Operating Performance Metrics

The following tables present our same-store occupancy, average daily rate (“ADR”), and RevPAR for all our hotels owned on June 30, 2021. The statistics for the Company’s two hotels that were temporarily closed due to the effects of COVID-19, the Solomons Hilton Garden Inn, which was closed on April 2, 2020 and reopened on July 1, 2020, and the Leawood Aloft, which was closed on April 9, 2020 and reopened on July 1, 2020, include only the periods that the properties were operational. With the exception of these COVID-19 related closures, same-store occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented, including 100% of the operating results of the property owned by the Atlanta JV in which the Company had an 80% interest prior to the purchase of the remaining 20% interest on February 14, 2020. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited or reviewed by our independent auditors.

	Three months ended June 30,
	2021			2020
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Total Same-Store Portfolio	72.43%	$106.62	$77.22	33.89%	$87.05	$29.50

	Six months ended June 30,
	2021			2020
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Total Same-Store Portfolio	65.98%	$98.91	$65.26	49.94%	$112.49	$56.18

Total same-store RevPAR increased by 161.8% in the second quarter of 2021, driven by both an increase in occupancy of 113.7% and an increase in ADR of 22.5% caused by the decreased impact of the COVID-19 pandemic during the second quarter of 2021. The largest increase in RevPAR during this period were at the Leawood Aloft, the Solomons Hilton Garden Inn, the San Antonio SpringHill Suites, and the El Paso Fairfield Inn & Suites.

Total same-store RevPAR increased by 16.2% during the first half of 2021, driven by an increase in occupancy of 32.1% which was partially offset by a decline in ADR of 12.1%. The Company’s largest increases in RevPAR during this period were at the Southaven Home2 Suites, the Lexington Home2 Suites, and the Austin TownePlace Suites. Three properties, the Leawood Aloft, the Solomons Hilton Garden Inn, and the Atlanta Hotel Indigo, experienced declines in RevPar during the first half of 2021.

Results of Operations

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020 (in thousands)

	Three months ended June 30,
	2021	2020	Change
Revenue	$14,108	$4,811	$9,297
Hotel and property operations expense	(9,232)	(5,089)	(4,143)
Depreciation and amortization expense	(2,648)	(2,777)	129
General and administrative expense	(1,151)	(1,014)	(137)
Strategic alternatives, net	(383)	(80)	(303)
Net loss on disposition of assets	(10)	(1)	(9)
Equity in loss of joint venture	-	-	-
Net gain (loss) on derivatives and convertible debt	(10,234)	19	(10,253)
Other income (expense), net	2,357	(58)	2,415
Interest expense	(2,484)	(2,070)	(414)
Income tax (expense) benefit	(27)	61	(88)
Net loss	$(9,704)	$(6,198)	$(3,506)

Revenue

Revenue increased by a total of $9,297, or 193.2%, as a result of the increase in RevPAR resulting from the decreased impact of the COVID-19 pandemic as discussed above.

Operating Expenses and Interest Expense

Hotel and property operations expense increased by $4,143 as a result of the increased occupancy discussed above.

Depreciation and amortization expense and general and administrative expense remained relatively consistent between the second quarters of 2020 and 2021, decreasing by $129 and increasing by $137 between the periods, respectively.

Interest expense increased in total by $414 largely as a result of the issuance of the $10,000 face value 2020 Convertible Notes in November of 2020.

Strategic Alternatives, net

Expenses related to the exploration of strategic alternatives increased during the second quarter of 2021 due to the Company’s exploration of strategic alternatives as previously discussed.

Net Gain / Loss on Derivatives and Convertible Debt

The change in the gain/loss on derivatives and convertible debt was driven by differences in the value of the Company’s 2020 Convertible Notes, which were issued during the fourth quarter of 2020. These liability-classified notes saw an increase in their fair value of $10,360 during the second quarter of 2021.

Other Income / Expense, net

The increase in other income was a result of a gain on the forgiveness of PPP loans totaling $2,299 during the second quarter of 2021.

Income Tax Benefit (Expense)

Income tax expense in both periods was driven primarily by income (loss) earned by the TRS as well as miscellaneous state taxes owed by the Company.  Management believes the combined federal and state income tax rate for the TRS will be approximately 24%. Beginning with the second quarter of 2020, after an assessment of the realizability of deferred tax assets based on projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies, the Company recognized a full valuation allowance against net deferred tax assets, leading to minimal tax expense or benefit being recognized through the second quarter of 2021.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020 (in thousands)

	Six months ended June 30,
	2021	2020	Change
Revenue	$23,752	$18,038	$5,714
Hotel and property operations expense	(16,911)	(14,904)	(2,007)
Depreciation and amortization expense	(5,291)	(5,487)	196
General and administrative expense	(2,411)	(2,207)	(204)
Strategic alternatives, net	(423)	(224)	(199)
Net loss on disposition of assets	(13)	(10)	(3)
Equity in earnings of joint venture	-	80	(80)
Net loss on derivatives and convertible debt	(8,246)	(740)	(7,506)
Other income (expense), net	2,399	(86)	2,485
Interest expense	(4,693)	(4,050)	(643)
Income tax (expense) benefit	(54)	367	(421)
Net loss	$(11,891)	$(9,223)	$(2,668)

Revenue

Revenue increased by a total of $5,714, or 31.7%, as a result of the increase in RevPAR resulting from the decreased impact of the COVID-19 pandemic as discussed above as well as increased revenue resulting from the acquisition of the remaining interest in the Atlanta JV in the first quarter of 2020.

Operating Expenses and Interest Expense

Hotel and property operations expense increased by $2,007 as a result of the increased occupancy discussed above.

Depreciation and amortization expense and general and administrative expense remained relatively consistent between the first halves of 2020 and 2021, decreasing by $129 and increasing by $204 between the periods, respectively.

Interest expense increased in total by $643 largely as a result of the issuance of the $10,000 face value 2020 Convertible Notes in November of 2020.

Strategic Alternatives, net

Expenses related to the exploration of strategic alternatives increased during the second quarter of 2021 due to the Company’s exploration of strategic alternatives as previously discussed.

Net Gain / Loss on Derivatives and Convertible Debt

The change in the gain/loss on derivatives and convertible debt was driven by differences in the value of the Company’s 2020 Convertible Notes, which were issued during the fourth quarter of 2020. These liability-classified notes saw an increase in their fair value of $8,520 during the first half of 2021.

Other Income / Expense, net

The increase in other income was a result of a gain on the forgiveness of PPP loans totaling $2,299 during the second quarter of 2021.

Income Tax Benefit (Expense)

Income tax expense in both periods was driven primarily by income (loss) earned by the TRS as well as miscellaneous state taxes owed by the Company.  Management believes the combined federal and state income tax rate for the TRS will be approximately 24%. Beginning with the second quarter of 2020, after an assessment of the realizability of deferred tax assets based on projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies, the Company recognized a full valuation allowance against net deferred tax assets, leading to minimal tax expense or benefit being recognized through the second quarter of 2021.

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

The following table reconciles net earnings (loss) to FFO and AFFO for the three and six months ended June 30, 2021 and 2020 (in thousands). All amounts presented include only our portion of the results of our unconsolidated Atlanta JV prior to our acquisition of the remaining 20% interest from our joint venture partner on February 14, 2020.

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net loss to FFO and AFFO	2021	2020	2021	2020
Net loss	$(9,704)	$(6,198)	$(11,891)	$(9,223)
Depreciation and amortization expense	2,648	2,777	5,291	5,487
Depreciation and amortization expense from JV	-	-	-	145
Net loss on disposition of assets	10	1	13	10
FFO	(7,046)	(3,420)	(6,587)	(3,581)
Dividends undeclared on preferred stock	(166)	(144)	(329)	(289)
FFO attributable to common shares and common units	(7,212)	(3,564)	(6,916)	(3,870)
Net (gain) loss on derivatives and convertible debt	10,234	(19)	8,246	740
Strategic alternatives expense, net	383	80	423	224
Stock-based compensation expense	112	82	211	166
Amortization of deferred financing fees	226	270	453	545
Amortization of deferred financing fees from JV	-	-	-	93
AFFO attributable to common shares and common units	$3,743	$(3,151)	$2,417	$(2,102)

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

The following table reconciles net earnings (loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA for the three and six months ended June 30, 2021 and 2020 (in thousands). All amounts presented include only our portion of the results of our unconsolidated Atlanta JV prior to our acquisition of the remaining 20% interest from our joint venture partner on February 14, 2020.

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Net loss to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA	2021	2020	2021	2020
Net loss	$(9,704)	$(6,198)	$(11,891)	$(9,223)
Interest expense	2,484	2,070	4,693	4,050
Interest expense from JV	-	-	-	225
Income tax expense (benefit)	27	(61)	54	(367)
Depreciation and amortization expense	2,648	2,777	5,291	5,487
Depreciation and amortization expense from JV	-	-	-	145
EBITDA	(4,545)	(1,412)	(1,853)	317
Net loss on disposition of assets	10	1	13	10
EBITDAre	(4,535)	(1,411)	(1,840)	327
Net loss (gain) on derivatives and convertible debt	10,234	(19)	8,246	740
Stock-based compensation expense	112	82	211	166
Strategic alternatives expense, net	383	80	423	224
Adjusted EBITDAre	6,194	(1,268)	7,040	1,457
General and administrative expense, excluding stock compensation expense	1,039	932	2,200	2,041
Other (income) expense, net	(2,357)	58	(2,399)	86
Unallocated hotel and property operations expense	89	129	120	223
Hotel EBITDA	$4,965	$(149)	$6,961	$3,807

Revenue	$14,108	$4,811	$23,752	$18,038
JV revenue	-	-	-	1,218
Condor and JV revenue	$14,108	$4,811	$23,752	$19,256
Hotel EBITDA as a percentage of revenue	35.2%	-3.1%	29.3%	19.8%

Liquidity, Capital Resources, and Equity Transactions

Rights Offering

On December 7, 2020, the Company filed a registration statement with the SEC with respect to the Rights Offering. The registration statement has not become effective and the Company has not commenced the Rights Offering.

The Company and SREP entered into a backstop commitment agreement on December 7, 2020. Pursuant to the backstop commitment agreement, SREP agreed to backstop the Rights Offering, if commenced on certain conditions, on a standby basis to facilitate the transaction, by the Company selling to SREP pursuant to an exemption from the registration requirements of Section 5 of the Securities Act provided under Section 4(a)(2) thereof and/or Regulation D thereunder and SREP purchasing an aggregate number of shares of common stock equal to (x) $10.0 million, minus (y) the aggregate proceeds of the Rights Offering divided by $2.50, at a price per share equal to $2.50, subject to the terms and conditions of the backstop commitment agreement. The obligations of SREP under the backstop commitment agreement are subject to certain conditions, which, among other conditions, include: (1) that the Rights Offering must occur on or prior to May 31, 2021, and (2) that the Company exempts SREP from the ownership limitation set forth in the Company’s articles of incorporation. The Rights Offering did not occur on or prior to May 31, 2021 and as of June 30, 2021 SREP (1) has not advised the Company if it will waive this condition to its obligation and (2) has not exercised its right to terminate the backstop commitment agreement.

Significant Equity Transactions

The Company received put right notices from all holders of Series E Preferred Stock of the Company effective June 29, 2021 pursuant to which the holders of the Series E Preferred Stock gave notice of their election to exercise their right to require the Company to redeem all 925,000 shares of the Company’s outstanding Series E Preferred Stock held by them at a value per share equal to 130% of the $10 liquidation preference of the Series E Preferred Stock, plus accrued and unpaid dividends, on July 29, 2021. Subsequent to quarter end, on July 29, 2021, the Company redeemed the Series E Preferred Stock with common stock by issuing 2,686,571 shares of common stock to the holders of the Series E Preferred Shares pursuant to the terms of the shares, based on the weighted market sale price average of the common stock for the 30 trading days through June 29, 2021 of $4.9021 per share. The Common Stock was issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

At June 30, 2021, the Company had $6.4 million of cash and cash equivalents, $5.3 million of restricted cash on hand, and $8.3 million of unused availability under its credit facility, of which $1.1 million is available for use only to pay interest on the credit facility. Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code and as required in connection with our Series E Preferred Stock. We also presently expect to invest approximately $0.5 million to $1.5 million in capital expenditures related to hotel properties we currently own through September 30, 2022. As of June 30, 2021, contractual principal payments on our debt outstanding, including normal amortization, totaled $1.1 million through September 30, 2022.

Pursuant to the terms of the ninth amendment to the credit facility, an event of default occurred when the convertible notes issued in 2020 (see Note 7) were not converted to common stock or paid in full by July 1, 2021. The tenth amendment to the credit facility (see Note 16) waived this event of default and amended the provision to provide that it is an event of default if the convertible notes are not either converted to common stock or paid in full by October 31, 2021. The Company intends to not cause such an event of default by satisfying the convertible notes with the Rights Offering, which has a full backstop commitment (see discussion of Rights Offering above), or otherwise satisfying the convertible notes with a sale of equity or negotiating an extension of the October 31, 2021 date with KeyBank.

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

Additionally, as discussed in depth in Financial Covenants below, on December 24, 2020, the Company’s loans with Great Western Bank (financing the Leawood, Kansas Aloft), with a June 30, 2021 balance of $14.0 million, were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Staley Partners. The Company did not satisfy the financial covenants for these loans as of June 30, 2021, March 31, 2021 and December 31, 2020, as was the case for the first three quarters of 2020. The Company has been advised by OSK X, LLC that it is in default for failure to comply with the financial covenants as of December 31, 2020 (unlike Great Western Bank that waived the covenants for the first three quarters of 2020). The Company is pursuing negotiations with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete. However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

Under the loan documents with OSK X, LLC, (a) the 90-day cure period (ended on May 27, 2021) within which the Company could cure the defaults has expired, (b) default interest at the rate of 8.33% began to accrue on May 27, 2021 and (c) OSK X, LLC is entitled to accelerate the loans and foreclose on the Leawood, Kansas Aloft. However, the Company believes that there are serious questions under applicable law about whether OSK X, LLC has the ability to declare a default, assess interest at the default rate, accelerate the loans or foreclose on the Leawood, Kansas Aloft due to the impossibility of performance of financial covenants during the COVID-19 pandemic. The Company intends to seek any available damages in the event of litigation that may result from the actions of OSK X, LLC.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. The above-described defaults under our loan agreement with OSK X, LLC resulted in a cross-default under our credit facility as of May 27, 2021. Pursuant to the terms of the tenth amendment to the credit facility (see Note 16), the lenders will not declare a default, accelerate our indebtedness or otherwise take enforcement action on or before November 1, 2021 as a result of the cross-default that occurred as of May 27, 2021 due to the above-described defaults under our loan agreement with OSK X, LLC, subject to the continuing satisfaction of certain conditions, including no breach or default of certain agreements, active pursuit of good faith defenses, the absence of certain legal proceedings or bankruptcy events and the maintenance of $6.0 million of liquidity. As indicated above, the Company is pursuing negotiations with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete. However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

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

Sources and Uses of Cash

Cash provided by (used in) Operating Activities.  Cash related to operations was $1.7 million and ($1.9) million for the six months ended June 30, 2021 and 2020, respectively.  The increase in operating cash flows was the result of an increase in net income, after adjustment for non-cash items, of $5.1 million due to the decreased impact of the COVID-19 epidemic during the first two quarters of 2021 versus the first two quarters of 2020. Changes in operating assets and liabilities between the periods were individually insignificant.

Cash used in Investing Activities.  Cash used by investing activities was $0.5 million and $7.0 million for the six months ended June 30, 2021 and 2020, respectively.  The decrease in these outflows in 2021 was driven by the $7.2 million in cash, net, spent in the first quarter of 2020 to acquire the remaining interest in the Atlanta JV, partially offset by dividends received from the Atlanta JV before its purchase of $0.5 million during the period.

Cash provided by Financing Activities.  Cash provided by financing activities was $3.1 million and $10.9 million for the six months ended June 30, 2021 and 2020, respectively.  This decrease was primarily the result of cash drawn under the credit facility to acquire the remaining interest in the Atlanta JV during the first quarter of 2020.

Outstanding Indebtedness

Significant Debt Transactionso

During the three months ended June 30, 2021, the Company’s three PPP loans, with balances totaling $2.3 million, were forgiven by the SBA.

Subsequent to the end of the second quarter, on August 12, 2021, the Company entered into the tenth amendment to its credit facility with KeyBank which, among other things:

•Provides that the Company may borrow up to $500,000 under the credit facility without lender approval, which is exclusive of the ability of the Company to borrow additional amounts with lender approval.

•Increased the interest rate for the credit facility to LIBOR plus 4.00% or a base rate plus 3.00% as of August 31, 2021. The LIBOR rate is subject to a floor of 0.50%.

•Waives the event of default that occurred as a result of the convertible notes issued in 2020 (see Note 7) not being converted to common stock or paid in full by July 1, 2021.

•Amends the foregoing event of default provision to provide that it is an event of default if the convertible notes are not either converted to common stock or paid in full by October 31, 2021. The Company intends to not cause such an event of default by satisfying the convertible notes with the Rights Offering, which has a full backstop commitment (see Note 7), or otherwise satisfying the convertible notes with a sale of equity or negotiating an extension of the October 31, 2021 date with KeyBank.

•Provides that the lenders will not declare a default, accelerate our indebtedness or otherwise take enforcement action on or before November 1, 2021 as a result of the cross-default that occurred as of May 27, 2021 due to the defaults under our loan agreement with OSK X, LLC, subject to the continuing satisfaction of certain conditions, including no breach or default of certain agreements, active pursuit of good faith defenses, the absence of certain legal proceedings or bankruptcy events and the maintenance of $6.0 million of liquidity.

Outstanding Debt

At June 30, 2021, we had long-term debt of $169.2 million, with a weighted average term to maturity of 1.6 years and a weighted average interest rate of 4.34%. Of this total, at June 30, 2021, $22.3 million was fixed rate debt with a weighted average term to maturity of 2.0 years and a weighted average interest rate of 6.91% and $146.9 million was variable rate debt with a weighted average term to maturity of 1.5 years and a weighted average interest rate of 3.95%. At December 31, 2020, excluding the Company’s two issuances of outstanding convertible debt (the 2020 issuance of which is discussed in depth in 2020 Convertible Promissory Notes below) we had long-term debt of $168.3 million with a weighted average term to maturity of 2.1 years and a weighted average interest rate of 3.79%. Of this total, at December 31, 2020, $24.8 million was fixed rate debt with a weighted average term to maturity of 2.3 years and a weighted average interest rate of 4.09% and $143.5 million was variable rate debt with a weighted average term to maturity of 2.0 years and a weighted average interest rate of 3.74%.

Aggregate annual principal payments on debt for the remainder of 2021 and thereafter are as follows (in thousands):

Total
Remainder of 2021	$435
2022	25,336
2023	135,587
2024	7,840
Total	$169,198

Financial Covenants

We are required to satisfy various financial covenants within our debt agreements, including the following financial covenants within our credit facility with KeyBank:

•Borrowing Base Debt Service Coverage Ratio: The ratio of adjusted net operating income from borrowing base properties to debt service for the credit facility (assuming a 30 year amortization) must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending September 30, 2021 and December 31, 2021, (b) 1.25 to 1 as of the end of the fiscal quarters ending March 31, 2022 and June 30, 2022 and (c) 1.50 to 1 as of the end of the fiscal quarter ending September 30, 2022 and each fiscal quarter thereafter. For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2022 when the calculation is based on the most recently ended four fiscal quarters.

•Fixed Charge Coverage Ratio: The ratio of adjusted consolidated EBITDA to consolidated fixed charges must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending September 30, 2021 and December 31, 2021, (b) 1.25 to 1 as of the end of the fiscal quarters ending March 31, 2022 and June 30, 2022 and (c) 1.50 to 1 as of the end of the fiscal quarter ending September 30, 2022 and each fiscal quarter thereafter. For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2022 when the calculation is based on the most recently ended four fiscal quarters.

•Borrowing Base Leverage Ratio: The ratio of indebtedness outstanding under the credit facility to borrowing base asset value (based on updated as-stabilized appraisals) cannot exceed 65%. The covenant is first tested on March 31, 2022.

•Minimum Liquidity: Liquidity must be greater than or equal to $3,000. In addition, the ninth amendment to the credit facility provided that if liquidity is below $6,000, (a) the agent may engage a financial advisor to advise it with respect to the Company and the credit facility, (b) a $2,000 interest reserve must be maintained, (c) certain reporting must be completed on a weekly basis and (d) advances under the credit facility can only be made and applied pursuant to a cash flow waterfall.

Pursuant to the terms of the ninth amendment to the credit facility, an event of default occurred when the convertible notes issued in 2020 (see Note 7) were not converted to common stock or paid in full by July 1, 2021. The tenth amendment to the credit facility (see Note 16) waived this event of default and amended the provision to provide that it is an event of default if the convertible notes are not either converted to common stock or paid in full by October 31, 2021. The Company intends to not cause such an event of default by satisfying the convertible notes with the Rights Offering, which has a full backstop commitment (see discussion of Rights Offering above), or otherwise satisfying the convertible notes with a sale of equity or negotiating an extension of the October 31, 2021 date with KeyBank.

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

In connection with the first amendment to the loan agreement entered into in May 2020, measurement of the debt yield was suspended until the measurement date occurring on March 31, 2021. The Company did not satisfy the debt yield as of March 31, 2021 or June 30, 2021; however, Wells Fargo has advised us by letter that it will not require implementation of the cash trap. This advice is terminable by Wells Fargo at any time. Any cash trap will expire when the debt yield is equal to or greater than 10.5%.

We are also required to satisfy various financial covenants within our loan agreement with OSK X, LLC relating to the Leawood, Kansas Aloft, including the following:

•Property-Specific Pre-Distribution Debt Service Coverage Ratio. The ratio of adjusted net operating income for the Leawood, Kansas Aloft (before distributions) to debt service for the loans must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending March 31, 2021 and June 30, 2021 and (b) 1.35 to 1 as of the end of the fiscal quarter ending September 30, 2021 and each fiscal quarter thereafter. For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•Property-Specific Post-Distribution Debt Service Coverage Ratio. The ratio of adjusted net operating income for the Leawood, Kansas Aloft (after distributions) to debt service for the loans must be equal to or greater than (a) 1.00 to 1 as of the end of the fiscal quarters ending March 31, 2021 and June 30, 2021 and (b) 1.35 to 1 as of the end of the fiscal quarter ending September 30, 2021 and each fiscal quarter thereafter. For purposes of calculating compliance with the covenant, annualized results are used until June 30, 2021 when the calculation is based on the most recently ended four fiscal quarters.

•Consolidated Debt Service Coverage Ratio. The ratio of consolidated adjusted net operating income for the Company to consolidated debt service must be equal to or greater than 1.05 to 1.

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

On December 24, 2020, the Company’s loans with Great Western Bank (financing the Leawood, Kansas Aloft), with a June 30, 2021 balance of $13,964, were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Staley Partners. The Company did not satisfy the financial covenants for these loans as of June 30, 2021, March 31, 2021 and December 31, 2020, as was the case for the first three quarters of 2020. The Company has been advised by OSK X, LLC that it is in default for failure to comply with the financial covenants as of December 31, 2020 (unlike Great Western Bank that waived the covenants for the first three quarters of 2020). The Company is pursuing negotiations with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete. However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

Under the loan documents with OSK X, LLC, (a) the 90-day cure period (ended on May 27, 2021) within which the Company could cure the defaults has expired, (b) default interest at the rate of 8.33% began to accrue on May 27, 2021 and (c) OSK X, LLC is entitled to accelerate the loans and foreclose on the Leawood, Kansas Aloft. However, the Company believes that there are serious questions under applicable law about whether OSK X, LLC has the ability to declare a default, assess interest at the default rate, accelerate the loans or foreclose on the Leawood, Kansas Aloft due to the impossibility of performance of financial covenants during the COVID-19 pandemic.

The Company intends to seek any available damages in the event of litigation that may result from the actions of OSK X, LLC.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. The above-described defaults under our loan agreement with OSK X, LLC resulted in a cross-default under our credit facility as of May 27, 2021. Pursuant to the terms of the tenth amendment to the credit facility (see Note 16), the lenders will not declare a default, accelerate our indebtedness or otherwise take enforcement action on or before November 1, 2021 as a result of the cross-default that occurred as of May 27, 2021 due to the above-described defaults under our loan agreement with OSK X, LLC, subject to the continuing satisfaction of certain conditions, including no breach or default of certain agreements, active pursuit of good faith defenses, the absence of certain legal proceedings or bankruptcy events and the maintenance of $6.0 million of liquidity. As indicated above, the Company is pursuing negotiations with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete. However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

As of June 30, 2021, other than with respect to our financial covenants with OSK X, LLC (as discussed above), we are not in default of any our loans.

Contractual Obligations

Below is a summary of our contractual obligations as of June 30, 2021 and the effect such obligations are expected to have on our future liquidity and cash flows (in thousands):

		Payments due by period
Contractual obligations	Total	Remainder of 2021	2022-2023	2024-2025	2026 and After
Long-term debt including interest (1)	$182,643	$4,369	$170,195	$8,079	$-
Equipment leases	64	10	24	8	22
Total contractual obligations	$182,707	$4,379	$170,219	$8,087	$22

(1)Interest rate payments on our variable rate debt have been estimated using interest rates in effect at June 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments. At June 30, 2021, our market risk arises primarily from interest rate risk relating to variable rate that fair value will fluctuate following changes in interest rates.

Interest Rate Sensitivity

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging agreements. At June 30, 2021, we have an interest rate swap in place which effectively locks the variable interest rate on our Wells Fargo debt (June 30, 2021 balance of $25.1 million) at 4.44%. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

The table below provides information about financial instruments that are sensitive to changes in interest rates. The table presents scheduled maturities, including the amortization of principal and related weighted-average interest rates for the debt maturing in each specified period (dollars in thousands) as of June 30, 2021. For the purposes of this presentation, the Wells Fargo debt is considered fixed rate debt as the variable interest rate is effectively locked with the previously discussed interest rate swap.

	2021	2022	2023	2024	2025	Total
Fixed rate debt	$435	$25,336	$13,859	$7,840	$-	$47,470
Average fixed interest rate	5.37%	4.47%	8.27%	4.54%	-%	5.60%
Variable rate debt	$-	$-	$121,728	$-	$-	$121,728
Average variable interest rate	-%	-%	4.25%	-%	-%	4.25%
Total debt	$435	$25,336	$135,587	$7,840	$-	$169,198
Total average interest rate	5.37%	4.47%	4.66%	4.54%	-%	4.63%

At June 30, 2021, approximately 28% of our outstanding debt is subject to fixed interest rates or effectively locked with an interest rate swap, while 72% of our debt is subject to floating rates. Assuming no increase in the level of our variable debt outstanding at June 30, 2021 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties would decrease by approximately $1.2 million per year.

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

ITEM 1A.  RISK FACTORS

The Company’s Annual Report on Form 10-K for the year ended December 31, 2020 includes detailed discussions of the Company’s risk factors under the heading “Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in the Annual Report on Form 10-K, which the Company is including in this Quarterly Report on Form 10-Q.

On June 21, 2021, we announced that our Board is evaluating strategic alternatives to enhance shareholder value; this process may not result in a transaction or other action at all.

On June 21, 2021, our board announced that it is evaluating strategic alternatives and has engaged a firm to market for sale the 15 hotels portfolio owned by the Company. This strategic review process, including the announcement thereof, could expose us and our operations to risks and uncertainties, including the disruption to our business resulting in declines in our operating results, the incurrence of significant expenses associated with the retention of legal, financial and other advisors as a result of the review of strategic alternatives, the potential negative impact on our management companies’ ability to attract, retain and motivate hotel and key employees, and exposure to potential litigation in connection with this process and effecting any strategic alternative.

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

Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our Company could cause our stock price to fluctuate significantly. There can be no assurances that the exploration of strategic alternatives will result in any transaction or, should our board of directors approve a transaction, no assurances of the value to the Company’s shareholders thereof. The Company does not intend to discuss or disclose developments with respect to the process unless and until otherwise determined that further disclosure is appropriate or required by regulation or law. No formalized timetable has been established for the completion of the strategic review.

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

Credit Facility Amendment

On August 12, 2021, the Company entered into a Tenth Amendment to Credit Agreement among the operating partnership, as borrower, the Company and the subsidiary guarantors party thereto, as guarantors, KeyBank National Association and the other lenders party thereto, as lenders, and KeyBank National Association, as administrative agent (the "Tenth Amendment"). The Tenth Amendment amends the Credit Agreement dated as of March 1, 2017, as amended by the First Amendment dated as of May 11, 2017, Second Amendment dated as of December 13, 2017, Third Amendment dated as of March 8, 2019, Fourth Amendment dated as of May 3, 2019, Fifth Amendment dated as of August 9, 2019, Sixth Amendment dated as of March 30, 2020, Seventh Amendment dated as of May 13, 2020, Eighth Amendment dated as of November 16, 2020 and Ninth Amendment dated as of November 18, 2020 (collectively, the “Credit Agreement”). The Credit Agreement is described in the Company’s Current Reports on Form 8-K dated March 1, 2017, May 11, 2017, December 13, 2017, March 5, 2019 and November 18, 2020, Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019, June 30, 2019, March 31, 2020 and September 30, 2020 and Annual Report on Form 10-K for the year ended December 31, 2019, and is incorporated herein by reference.

On August 12, 2021, the Company entered into the Tenth Amendment to its credit facility with KeyBank which, among other things:

•Provides that the Company may borrow up to $500,000 under the credit facility without lender approval, which is exclusive of the ability of the Company to borrow additional amounts with lender approval.

•Increased the interest rate for the credit facility to LIBOR plus 4.00% or a base rate plus 3.00% as of August 31, 2021. The LIBOR rate is subject to a floor of 0.50%.

•Waives the event of default that occurred as a result of the convertible notes issued in 2020 (see Note 7) not being converted to common stock or paid in full by July 1, 2021.

•Amends the foregoing event of default provision to provide that it is an event of default if the convertible notes are not either converted to common stock or paid in full by October 31, 2021. The Company intends to not cause such an event of default by satisfying the convertible notes with the Rights Offering, which has a full backstop commitment (see discussion of Rights Offering above), or otherwise satisfying the convertible notes with a sale of equity or negotiating an extension of the October 31, 2021 date with KeyBank.

•Provides that the lenders will not declare a default, accelerate our indebtedness or otherwise take enforcement action on or before November 1, 2021 as a result of the cross-default that occurred as of May 27, 2021 due to the above-described defaults under our loan agreement with OSK X, LLC, subject to the continuing satisfaction of certain conditions, including no breach or default of certain agreements, active pursuit of good faith defenses, the absence of certain legal proceedings or bankruptcy events and the maintenance of $6.0 million of liquidity.

Some of the lenders in the Credit Agreement and /or their affiliates have other business relationships with the Company involving the provision of financial and bank-related services, including cash management and treasury services, and have participated in the Company's prior debt financings and sales of securities.

The foregoing summary of the Tenth Amendment does not purport to be complete and is qualified in its entirety by reference to the Tenth Amendment, a copy of which is attached as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS

10.1*

Tenth Amendment to Credit Agreement dated as of August 12, 2021 among Condor Hospitality Limited Partnership, as Borrower, the Company and the subsidiary guarantors party thereto, as Guarantors, KeyBank National Association and the other lenders party thereto, as Lenders, and KeyBank NationalAssociation, as Administrative Agent.

31.1*	Section 302 Certificate of Chief Executive Officer
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
August 12, 2021
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

/s/ Jill Burger
Jill Burger
Chief Financial Officer and Chief Accounting Officer