Form 10-Q
period 2021-09-30
CONDOR HOSPITALITY TRUST, INC.
filed 2021-11-02
CIK 929545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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

As of October 29, 2021, there were 14,722,527 shares of common stock, par value $0.01 per share, outstanding.

Condor Hospitality Trust, Inc. and Subsidiaries

Table of Contents

PART I. FINANCIAL INFORMATION

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of
	September 30, 2021 (unaudited)	December 31, 2020

Assets
Investment in hotel properties, net	$258,541	$265,831
Cash and cash equivalents	5,286	3,686
Restricted cash, property escrows	6,879	3,794
Accounts receivable, net	1,283	652
Prepaid expenses and other assets	1,399	1,230
Total Assets	$273,388	$275,193

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$8,730	$5,372
Dividends and distributions payable	-	762
Land option liability	8,497	8,497
Derivative liabilities, at fair value	517	880
Convertible debt, at fair value	28,956	16,875
Long-term debt, net of deferred financing costs	167,309	166,526
Total Liabilities	214,009	198,912

Equity
Shareholders' Equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series E, 0 and 925,000 shares authorized, $0.01 par value, 0 and 925,000 shares outstanding, liquidation preference of $0 and $10,012	-	10,050
Common stock, $0.01 par value, 200,000,000 shares authorized; 14,717,145 and 12,014,743 shares outstanding	147	120
Additional paid-in capital	244,801	233,332
Accumulated deficit	(185,596)	(167,263)
Total Shareholders' Equity	59,352	76,239
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $29 and $17	27	42
Total Equity	59,379	76,281

Total Liabilities and Equity	$273,388	$275,193

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Room rentals and other hotel services	$15,302	$8,841	$39,054	$26,879
Operating Expenses
Hotel and property operations	10,110	7,334	27,021	22,238
Depreciation and amortization	2,654	2,780	7,945	8,267
General and administrative	1,161	894	3,572	3,101
Strategic alternatives, net	1,009	636	1,432	860
Total operating expenses	14,934	11,644	39,970	34,466
Operating income (loss)	368	(2,803)	(916)	(7,587)
Net loss on disposition of assets	(8)	(3)	(21)	(13)
Equity in earnings of joint venture	-	-	-	80
Net gain (loss) on derivatives and convertible debt	(3,473)	131	(11,719)	(609)
Other income (expense), net	38	(4)	2,437	(90)
Interest expense	(2,963)	(2,103)	(7,656)	(6,153)
Loss before income taxes	(6,038)	(4,782)	(17,875)	(14,372)
Income tax benefit (expense)	(27)	(27)	(81)	340
Net loss	(6,065)	(4,809)	(17,956)	(14,032)
Loss attributable to noncontrolling interest	2	2	6	5
Net loss attributable to controlling interests	(6,063)	(4,807)	(17,950)	(14,027)
Dividends undeclared on preferred stock	(53)	(169)	(383)	(458)
Net loss attributable to common shareholders	$(6,116)	$(4,976)	$(18,333)	$(14,485)

Earnings (Loss) per Share
Total - Basic Earnings (Loss) per Share	$(0.44)	$(0.42)	$(1.45)	$(1.21)
Total - Diluted Earnings (Loss) per Share	$(0.44)	$(0.42)	$(1.45)	$(1.21)

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Three months ended September 30, 2020
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at June 30, 2020	925	$10,050	12,003	$120	$233,335	$(157,091)	$86,414	$46	$86,460
Stock-based compensation	-	-	5	-	65	-	65	-	65
Dividends and distributions undeclared									-
Series E Preferred	-	-	-	-	-	(169)	(169)	-	(169)
Net loss	-	-	-	-	-	(4,807)	(4,807)	(2)	(4,809)
Balance at September 30, 2020	925	$10,050	12,008	$120	$233,400	$(162,067)	$81,503	$44	$81,547

	Three months ended September 30, 2021
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at June 30, 2021	925	$10,050	12,026	$120	$233,529	$(179,480)	$64,219	$38	$64,257
Stock-based compensation	-	-	5	-	95	-	95	-	95
Dividends and distributions undeclared
Series E Preferred	-	-	-	-	-	(53)	(53)	-	(53)
Redemption of Series E Preferred stock	(925)	(10,050)	2,686	27	11,168	-	1,145	-	1,145
Redemption of common units	-	-	-	-	9	-	9	(9)	-
Net loss	-	-	-	-	-	(6,063)	(6,063)	(2)	(6,065)
Balance at September 30, 2021	-	$-	14,717	$147	$244,801	$(185,596)	$59,352	$27	$59,379

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands, except per share amounts)

	Nine months ended September 30, 2020
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2019	925	$10,050	11,994	$120	$233,189	$(147,582)	$95,777	$49	$95,826
Stock-based compensation	-	-	14	-	211	-	211	-	211
Dividends and distributions undeclared
Series E Preferred	-	-	-	-	-	(458)	(458)	-	(458)
Net loss	-	-	-	-	-	(14,027)	(14,027)	(5)	(14,032)
Balance at September 30, 2020	925	$10,050	12,008	$120	$233,400	$(162,067)	$81,503	$44	$81,547

	Nine months ended September 30, 2021
	Shares of Preferred stock	Preferred stock	Shares of Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total Shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2020	925	$10,050	12,015	$120	$233,332	$(167,263)	$76,239	$42	$76,281
Stock-based compensation	-	-	16	-	292	-	292	-	292
Dividends and distributions undeclared							-
Series E Preferred	-	-	-	-	-	(383)	(383)	-	(383)
Redemption of Series E Preferred stock	(925)	(10,050)	2,686	27	11,168	-	1,145	-	1,145
Redemption of common units	-	-	-	-	9	-	9	(9)	-
Net loss	-	-	-	-	-	(17,950)	(17,950)	(6)	(17,956)
Balance at September 30, 2021	-	$-	14,717	$147	$244,801	$(185,596)	$59,352	$27	$59,379

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited – In thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(17,956)	$(14,032)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	7,945	8,267
Net loss on disposition of assets	21	13
Net loss on derivatives and convertible debt	11,719	609
Equity in earnings of joint venture	-	(80)
Amortization of deferred financing costs	739	829
Principal forgiveness on long-term debt	(2,299)	-
Stock-based compensation expense	315	236
Provision / benefit for deferred taxes	-	(421)
Changes in operating assets and liabilities:
Increase in assets	(791)	(162)
Increase in liabilities	3,373	2,469
Net cash (used in) provided by operating activities	3,066	(2,272)

Cash flows from investing activities:
Additions to hotel properties	(698)	(414)
Distributions in excess of cumulative earnings from joint venture	-	480
Hotel acquisitions, net of cash acquired	-	(7,193)
Net proceeds from sale of hotel assets	-	2
Net cash used in investing activities	(698)	(7,125)

Cash flows from financing activities:
Deferred financing costs	(589)	(480)
Proceeds from long-term debt	4,584	45,763
Principal payments on long-term debt	(1,652)	(34,878)
Principal payments on finance lease	(3)	-
Tax withholdings on stock compensation	(23)	(25)
Net cash provided by financing activities	2,317	10,380

Increase in cash, cash equivalents, and restricted cash	4,685	983
Cash, cash equivalents, and restricted cash beginning of period	7,480	8,395
Cash, cash equivalents, and restricted cash end of period	$12,165	$9,378

Supplemental cash flow information:
Interest paid	$5,756	$4,852
Income taxes paid, net of refunds	$103	$119

Schedule of noncash investing and financing activities:
Debt assumed in acquisition	$-	$34,080
Increase in accrued liabilities related to insurance premium financing agreement	$181	$516
Land option liability in acquisition	$-	$8,497

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“Condor”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels. As of September 30, 2021, the Company owned 15 hotels in eight states. References to the “Company”, “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.

The Company, through its wholly owned subsidiary Condor Hospitality REIT Trust, owns a controlling interest in Condor Hospitality Limited Partnership (the “operating partnership”), for which we serve as general partner. The operating partnership, including its various subsidiaries, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of all properties held by TRS Leasing, Inc.) and conducts all of its operations. At September 30, 2021, the Company owned 99.9% of the common operating units (“common units”) of the operating partnership with the remaining common units owned by other limited partners.

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

Hotel Purchase and Sale Agreement

On June 21, 2021, the Company announced that its board of directors is evaluating strategic alternatives to enhance shareholder value. On September 23, 2021, the Company announced that the Company and B9 Cowboy Mezz A LLC, a Delaware limited liability company and affiliate of Blackstone Real Estate Partners (the “Buyer”), entered into a Hotel Purchase and Sale Agreement (the “Purchase Agreement”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Buyer will acquire Company’s portfolio of 15 hotels (the “Portfolio”) for a cash purchase price of $305,000 (the “Portfolio Sale”). The Portfolio Sale and the other transactions contemplated by the Purchase Agreement were unanimously approved by the Company’s board of directors. The Buyer deposited $15,000 of the purchase price in escrow (the “Deposit”) within one business day of signing the Purchase Agreement.

The consummation of the Portfolio Sale is subject to certain customary closing conditions, including, among others, approval of the Portfolio Sale (the “Portfolio Sale Proposal”) by the affirmative vote of the holders of at least 50% of the outstanding shares of Company common stock entitled to vote on the matter (the “Company Shareholder Approval”). The Purchase Agreement requires the Company to convene a shareholders’ meeting (the “Shareholder Meeting”) for purposes of obtaining the Company Shareholder Approval. The Company has scheduled the Shareholder Meeting for November 12, 2021.

The Purchase Agreement may be terminated under certain circumstances by the Company, including prior to obtaining the Company Shareholder Approval and after following certain procedures and adhering to certain restrictions, if the Company concurrently enters into a definitive agreement providing for the implementation of a Superior Proposal and pays a termination fee to the Buyer as described below. Upon a termination of the Purchase Agreement, under certain circumstances, the Company will be required to pay a termination fee to the Buyer of

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

$5,000. In certain other circumstances, the Company may terminate the Purchase Agreement and receive the Deposit from escrow.

Plan of Liquidation

On September 20, 2021 the Company Board unanimously approved a plan of complete liquidation and dissolution (the “Plan of Liquidation”) pursuant to which the Company would be liquidated and dissolved, subject to approval of the Plan of Liquidation (the “Liquidation Proposal”), including the liquidation and dissolution of the Company pursuant thereto, by the Company’s shareholders at the Shareholder Meeting. Shareholder approval of the Plan of Liquidation gives to the Company Board the power to direct the sale of (or, in certain cases, otherwise dispose of) all of the Company assets on such terms and in such manner as determined by the Company Board in its discretion. The Company will not be required to obtain any further shareholder approval with respect to specific terms of any particular sales or other dispositions of assets approved by the Company Board.

The Company anticipates making a distribution of a portion of the net proceeds of the Portfolio Sale and certain of its other cash on hand after the consummation and, depending on the timing of, the Portfolio Sale and expects the final liquidating distribution, if any, to be made on or before a date that is within 24 months after shareholder approval of the Plan of Liquidation.

The Company estimates that if the Plan of Liquidation is approved by shareholders and if it is able to successfully implement the Portfolio Sale and the Plan of Liquidation, then after the sale of all or substantially all of the Company’s assets and the payment of all of the Company’s outstanding liabilities, the Company will have total distributions to shareholders of approximately $7.35 to $7.85 per share of Company Common Shares. These estimates are based upon market, economic, financial and other circumstances and conditions existing as of the date of this report, and any changes in such circumstances and conditions during the period under which the Company implements the Plan of Liquidation could have a material effect on the ultimate amount of proceeds received by shareholders.

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

The Company’s loans with Great Western Bank (financing the Leawood, Kansas Aloft) were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Staley Partners, on December 24, 2020 (see Note 6). The Company did not satisfy the financial covenants for these loans as of September 30, 2021, June 30, 2021, March 31, 2021, or December 31, 2020, as was the case for the first three quarters of 2020. The Company has been advised by OSK X, LLC that it is in default for failure to comply with the financial covenants as of December 31, 2020 (unlike Great Western Bank that waived the covenants for the first three quarters of 2020). Under the loan documents with OSK X, LLC, (a) the 90-day cure period (ended on May 27, 2021) within which the Company could cure the defaults has expired, (b) default interest at the rate of 8.33% began to accrue on May 27, 2021 and (c) OSK X, LLC is entitled to accelerate the loans and foreclose on the Leawood, Kansas Aloft. However, the Company believes that there are serious questions under applicable law about whether OSK X, LLC has the ability to declare a default, assess interest at the default rate, accelerate the loans or foreclose on the Leawood, Kansas Aloft due to the impossibility of performance of financial covenants during the COVID-19 pandemic. The Company intends to seek any available damages in the event of litigation that may result from the actions of OSK X, LLC.

Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. The above-described defaults under our loan agreement with OSK X, LLC resulted in a cross-default under our credit facility as of May 27, 2021. Pursuant to the terms of the tenth amendment to the credit facility (see Note 6), the lenders will not declare a default, accelerate our indebtedness or otherwise take enforcement action on or before November 1, 2021 (which was extended to November 30, 2021 on October 15, 2021) as a result of the cross-default that occurred as of May 27, 2021 due to the above-described defaults under our loan agreement with OSK X, LLC, subject to the continuing satisfaction of certain conditions, including no breach or default of certain agreements, active pursuit of good faith defenses, the absence of certain legal proceedings or bankruptcy events and the maintenance of $6,000 of liquidity.

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

In the event the Portfolio Sale occurs, the Company intends to use the proceeds to pay its liabilities, including the amounts owed under its debt agreements.

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

Hotel operating revenues can be disaggregated into the following categories to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Rooms	$14,518	$8,385	$37,106	$25,400
Food and beverage	233	105	597	569
Other	551	351	1,351	910
Total revenue	$15,302	$8,841	$39,054	$26,879

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 2. INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consisted of the following at September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021	December 31, 2020
Land	$34,929	$34,928
Buildings, improvements, vehicle	244,225	244,041
Furniture and equipment	25,024	24,622
Initial franchise fees	1,784	1,784
Construction-in-progress	124	123
Right of use asset	49	62
Investment in hotel properties	306,135	305,560
Less accumulated depreciation	(47,594)	(39,729)
Investment in hotel properties, net	$258,541	$265,831

On January 1, 2019, the Company adopted ASC 842, Leases, and applied it prospectively. At adoption, the Company also elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification, and initial direct costs. Consequently, on January 1, 2019, the Company recognized right-of-use assets and related liabilities related to its operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates. The right-of-use assets and liabilities are amortized to rent expense, included in either Hotel and property operations expenses or General and administrative expenses depending on the nature of the lease, over the term of the underlying lease agreements. The weighted average remaining life of the Company’s operating leases, including options to extend when it is reasonably certain the Company will exercise such options, was 6.5 years at September 30, 2021.

As of September 30, 2021 and December 31, 2020, the Company's right-of-use assets, net of $49 and $62, respectively, are included in Investment in hotel properties, net and its related lease liabilities of $49 and $62, respectively, are presented in Accounts payable, accrued expenses, and other liabilities in the Company's consolidated balance sheets.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 3. ACQUISITION OF HOTEL PROPERTIES

The Company did not acquire any properties during the three or nine months ended September 30, 2021.

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

Included in the consolidated statements of operations for the three and nine months ended September 30, 2020 are total revenues of $1,125 and $2,485, respectively, and total operating losses of $393 and $1,254, respectively, related to the results of operations for Atlanta Aloft hotel since the date of its acquisition.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 5. DISPOSITIONS OF HOTEL PROPERTIES

As of September 30, 2021 and December 31, 2020, the Company had no hotels classified as held for sale.

During the three and nine months ended September 30, 2021 and 2020, the Company sold no hotels.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 6. LONG-TERM DEBT

Long-term debt consisted of the following loans payable at September 30, 2021 and December 31, 2020:

Lender	Balance at September 30, 2021	Interest rate at September 30, 2021	Maturity	Amortization provision	Properties encumbered at September 30, 2021	Balance at December 31, 2020
Fixed rate debt
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18	$8,291	4.54%	08/2024	25 years	1	$8,454
OSK X, LLC (1)	13,199	8.33%	12/2023 (5)	25 years	1	13,199
OSK X, LLC (1)	715	8.33%	12/2023 (5)	7 years	-	880
Paycheck Protection Program (7)	-	1.00%	05/2022	(7)	-	2,299
Total fixed rate debt	22,205					24,832

Variable rate debt
Wells Fargo	25,031	2.48% (2)	11/2022 (6)	30 years	3	25,386
KeyBank credit facility (3)	121,729	4.50% (4)	1/2023 (7)	Interest only	10	118,114
Total variable rate debt	146,760				15	143,500

Total long-term debt	$168,965					$168,332
Less: Deferred financing costs	(1,656)					(1,806)
Total long-term debt, net of deferred financing costs	$167,309					$166,526

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

(3) Total available borrowing capacity is $130,000 of which $4,000 is reserved for the payment of interest under the facility. The ability to borrow under the credit facility is limited to payment of interest and fees under the credit facility and funding any shortfalls to an approved budget with the exception of $500 which may be borrowed without lender approval per the tenth amendment to the facility signed on August 21, 2021. The commitment fee on unused facility is 0.20% when the usage is over 50% of the total commitment and 0.25% when the usage under 50% of the commitment. Total unused availability under this credit facility was $8,271 at September 30, 2021, of which $1,129 remains reserved for the payment of interest and $500 which remains unborrowed under the $500 allowed to be borrowed without lender approval.

(4) Prior to August 31, 2021, borrowings under the facility accrued interest, at the Company’s option, at either LIBOR (with a floor of 0.50%) plus a spread of 3.75% or a base rate. Beginning on August 31, 2021, borrowings under the facility accrue interest, at the Company’s option, at either LIBOR (with a floor of 0.50%) plus a spread of 4.0% or a base rate plus a spread of 3.0%.

(5) Term was extended for an additional two years on December 2, 2020.

(6) Two one year extension options subject to the satisfaction of certain conditions.

(7) The PPP loans were made up of three separate loans received in April 2020. Monthly payments totaling $121 were scheduled to begin October 2021 if the loan or a portion of it was not forgiven. The entire amount of the loans was used for payroll, utilities, and interest, and was forgiven by the Small Business Association (“SBA”) during the second quarter of 2021.

Aggregate annual principal payments on debt for the remainder of 2021 and thereafter are as follows:

Total
Remainder of 2021	$207
2022	25,331
2023	135,587
2024	7,840
Total	$168,965

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

Pursuant to the terms of the ninth amendment to the credit facility, an event of default occurred when the convertible notes issued in 2020 (see Note 7) were not converted to common stock or paid in full by July 1, 2021. The tenth amendment to the credit facility, signed on August 12, 2021, waived this event of default and amended the provision to provide that it is an event of default if the convertible notes are not either converted to common stock or paid in full by October 31, 2021 (which was extended to November 30, 2021 on October 15, 2021). In the event the Portfolio Sale has not closed and the debt agreement not paid in full by November 30, 2021, the Company intends to not cause such an event of default by satisfying the convertible notes with the Rights Offering, which has a full backstop commitment (see discussion of Rights Offering in Note 7), or otherwise satisfying the convertible notes with a sale of equity or negotiating an extension of the November 30, 2021 date with KeyBank.

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

In connection with the first amendment to the loan agreement entered into in May 2020, measurement of the debt yield was suspended until the measurement date occurring on March 31, 2021. The Company did not satisfy the debt yield as of March 31, 2021, June 30, 2021, or September 30, 2021; however, Wells Fargo has advised us by letter that it will not require implementation of the cash trap. This advice is terminable by Wells Fargo at any time. Any cash trap will expire when the debt yield is equal to or greater than 10.5%.

We are also required to satisfy various financial covenants within our loan agreement with OSK X, LLC relating to the Leawood, Kansas Aloft, including the following:

•Property-Specific Pre-Distribution Debt Service Coverage Ratio. The ratio of adjusted net operating income for the Leawood, Kansas Aloft (before distributions) to debt service for the loans must be equal to

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

or greater than 1.35 to 1 as of the end of the fiscal quarter ending September 30, 2021 and each fiscal quarter thereafter.

•Property-Specific Post-Distribution Debt Service Coverage Ratio. The ratio of adjusted net operating income for the Leawood, Kansas Aloft (after distributions) to debt service for the loans must be equal to or greater than 1.35 to 1 as of the end of the fiscal quarter ending September 30, 2021 and each fiscal quarter thereafter.

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

On December 24, 2020, the Company’s loans with Great Western Bank (financing the Leawood, Kansas Aloft), with a September 30, 2021 balance of $13,914, were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Staley Partners. The Company did not satisfy the financial covenants for these loans as of September 30, 2021, June 30, 2021, March 31, 2021 and December 31, 2020, as was the case for the first three quarters of 2020. The Company has been advised by OSK X, LLC that it is in default for failure to comply with the financial covenants as of December 31, 2020 (unlike Great Western Bank that waived the covenants for the first three quarters of 2020). The Company is pursuing negotiations with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete. However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

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

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. The above-described defaults under our loan agreement with OSK X, LLC resulted in a cross-default under our credit facility as of May 27, 2021. Pursuant to the terms of the tenth amendment to the credit facility signed on August 12, 2021, the lenders will not declare a default, accelerate our indebtedness or otherwise take enforcement action on or before November 1, 2021 (which was extended to November 30, 2021 on October 15, 2021) as a result of the cross-default that occurred as of May 27, 2021 due to the above-described defaults under our loan agreement with OSK X, LLC, subject to the continuing satisfaction of certain conditions, including no breach or default of certain

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

agreements, active pursuit of good faith defenses, the absence of certain legal proceedings or bankruptcy events and the maintenance of $6,000 of liquidity.

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

As of September 30, 2021, other than with respect to our financial covenants with OSK X, LLC (as discussed above), we are not in default of any of our loans.

In the event the Portfolio Sale occurs, the Company intends to use the proceeds to pay its liabilities, including the amounts owed under its debt agreements.

NOTE 7. CONVERTIBLE DEBT AT FAIR VALUE

As part of an Exchange Agreement entered into on March 16, 2016 with Real Estate Strategies, L.P. (“RES”, which also includes affiliated entities), the Company issued to RES a Convertible Promissory Note (the “2016 Note”), bearing interest at 6.25% per annum, in the principal amount of $1,012. The 2016 Note is convertible directly into 97,269 shares of common stock at any time at the option of RES or automatically when the 6.25% Series E Cumulative Convertible Preferred Stock (the “Series E Preferred Stock”) is required to be converted or is redeemed in whole (see Note 10). The 2016 Note is not convertible to the extent that a conversion would cause RES, together with its affiliates, to beneficially own more than 49% of the voting stock of the Company at the time of the conversion. Any conversion reduces the principal amount of the 2016 Note proportionally. Pursuant to the terms of the 2016 Note, interest payments are suspended and accumulate whenever dividends on the Series E Preferred Stock are unpaid and accumulate. At September 30, 2021, there was $134 accumulated and unpaid interest on the 2016 Note.

On November 19, 2020, the Company entered into separate Convertible Promissory Notes and Loan Agreements (the “2020 Notes”) in favor of (a) SREP III Flight—Investco 2, L.P. (“SREP”), an affiliate of StepStone Group LP, for $7,220, and (b) Efanur S.A. (“Efanur”), an affiliate of IRSA Inversiones y Representaciones Sociedad Anónima, for $2,780. Pursuant to the 2020 Notes, the Company borrowed $10,000 from SREP and Efanur and used the proceeds to repay loans outstanding under the credit facility. Each of the 2020 Notes mature upon the earliest to occur of (a) the closing of a Rights Offering (as defined below) or a Non-Rights Offering Conversion (as defined below) in an amount equal to the outstanding principal balance of the respective Note, (b) the acceleration of the respective Note on or after the occurrence of an Event of Default (as defined in the respective Note) and (c) January 2, 2023. Pursuant to the terms of the ninth amendment to the credit facility, an event of default occurred when the convertible notes issued in 2020 were not converted to common stock or paid in full by July 1, 2021. The tenth amendment to the credit facility signed on August 12, 2021 waived this event of default and amended the provision to provide that it is an event of default if the convertible notes are not either converted to common stock or paid in full by October 31, 2021 (which was extended to November 30, 2021 on October 15, 2021). The Company intends to not cause such an event of default by satisfying the convertible notes with the Rights Offering, which has a full backstop commitment (see discussion of Rights Offering below), or otherwise satisfying the convertible notes with a sale of equity or negotiating an extension of the November 30, 2021 date with KeyBank.

Each of the 2020 Notes accrues interest at 10.00% per annum (exclusive of any portion of the principal that is used in a Rights Offering and, in the case of the Note in favor of SREP, any backstop commitment), provides for the interest rate to increase to 20% upon an Event of Default or if any amounts under the applicable Note are outstanding after May 31, 2021, provides for the capitalization of interest, and provides for the payment of all accrued and unpaid interest and principal on the maturity date. Each of the Notes also provides, subject to a Make Whole Fee (as defined in the respective Note) payable to SREP and Efanur, as applicable, for the interest rate to increase to 25% upon a determination by the disinterested members of the board of directors of the Company (a) not to proceed with, or to terminate, a Rights Offering, (b) to prohibit a Non-Rights Offering Conversion or (c) not to seek shareholder approval of the transactions contemplated by the Notes, including the issuance of shares of

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

common stock of the Company and the conversion price (“Shareholder Approval”), because the failure to make any such determination would reasonably be expected to constitute a breach of the directors’ duties under Maryland law (a “Board Decision”). Based on these provisions, the interest rate on the 2020 Notes was increased to 20% on May 31, 2021 and to 25% on June 2, 2021. At September 30, 2021, there was $1,368 accumulated and unpaid interest on the 2020 Notes.

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

The Company and SREP entered into a backstop commitment agreement related to the Rights Offering on December 7, 2020. Pursuant to the backstop commitment agreement, SREP agreed to backstop the Rights Offering, if commenced on certain conditions, on a standby basis to facilitate the transaction, by the Company selling to SREP pursuant to an exemption from the registration requirements of Section 5 of the Securities Act provided under Section 4(a)(2) thereof and/or Regulation D thereunder and SREP purchasing an aggregate number of shares of common stock equal to (x) $10,000, minus (y) the aggregate proceeds of the Rights Offering divided by $2.50, at a price per share equal to $2.50, subject to the terms and conditions of the backstop commitment agreement. The obligations of SREP under the backstop commitment agreement are subject to certain conditions, which, among other conditions, include: (1) that the Rights Offering must occur on or prior to May 31, 2021, and (2) that the Company exempts SREP from the ownership limitation set forth in the Company’s articles of incorporation. The Rights Offering did not occur on or prior to May 31, 2021 and as of September 30, 2021 SREP (1) has not advised the Company if it will waive this condition to its obligation and (2) has not exercised its right to terminate the backstop commitment agreement.

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

The Company has made an irrevocable election to record these notes in their entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of the notes. As such, gains and losses on the notes are included in net gain (loss) on derivatives and convertible debt within net earnings (loss) each reporting period. Gains (losses) related to these notes were recognized totaling ($3,587) and $7 during the three months ended September 30, 2021 and 2020, respectively, and ($12,081) and $55 for the nine months ended September 30, 2021 and 2020, respectively. The fair value of the 2016 Note is determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options. The fair value of the 2020 Note is based on the value of the note upon conversion due to the high probability associated with that event. Interest expense related to these notes is recorded separately from other changes in its fair value within interest expense each period.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following table represents the difference between the fair value and the unpaid principal balance of the Notes as of September 30, 2021:

	Fair value as of September 30, 2021	Unpaid principal balance as of September 30, 2021	Fair value carrying amount over/(under) unpaid principal
2016 Notes	$1,076	$1,012	$(64)
2020 Notes	27,880	10,000	(17,880)
Total	$28,956	$11,012	$(17,944)

NOTE 8. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At September 30, 2021, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis. Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired property in 2020 (see Note 3), and in the valuation of the stock-based compensation grants (see Note 12). No impairments or recoveries of impairment were recognized during the three or nine months ended September 30, 2021 or 2020.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk. The fair value of interest rate positions is determined using the standard market methodology of netting discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on expectations of future interest rates derived from observable market interest rate curves and volatilities. Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements. The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions. These interest rate positions at September 30, 2021 and December 31, 2020 are as follows:

Associated debt	Type	Terms	Effective Date	Maturity Date	Notional amount at September 30, 2021		Notional amount at December 31, 2020
Wells Fargo	Swap	Swaps 30-day LIBOR for fixed rate of 2.053%	11/2017	11/2022	$25,031	(1)	$25,386	(1)

(1)Notional amount amortizes consistently with the principal amortization of the associated loan.

Additionally, included in the Series E Preferred Stock issued on March 1, 2017 was a redemption right that allowed the Company to redeem up to a total of 490,250 shares of Series E Preferred Stock for specific percentages of its liquidation preference (see Note 10). This option required bifurcation and as such was treated as a separate derivative instrument.

All derivatives recognized by the Company are reported as derivative assets or liabilities on the consolidated balance sheets and are adjusted to their fair value at each reporting date. All gains and losses on derivative instruments are included in net gain (loss) on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the consolidated statements of operations. Net gains (losses) of $114 and $124 for the three months ended September 30, 2021 and 2020, respectively, and $362 and ($664) for the nine months ended September 30, 2021 and 2020, respectively, were recognized related to derivative instruments.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial assets and (liabilities) carried at fair value and measured on a recurring basis:

	Fair value at
	September 30, 2021	Level 1	Level 2	Level 3
Interest rate derivatives	$(517)	$-	$(517)	$-
Convertible debt	(28,956)	-	-	(28,956)
Total	$(29,473)	$-	$(517)	$(28,956)

	Fair value at
	December 31, 2020	Level 1	Level 2	Level 3
Interest rate derivatives	$(880)	$-	$(880)	$-
Convertible debt	(16,875)	-	-	(16,875)
Total	$(17,755)	$-	$(880)	$(16,875)

There were no transfers between levels during the three or nine months ended September 30, 2021 or 2020.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the consolidated statements of operations during the periods:

	Three months ended September 30,
	2021	2020
	Convertible debt	Convertible debt
Fair value, beginning of period	$(25,369)	$(1,032)
Net gains (losses) recognized in earnings	(3,587)	7
Fair value, end of period	$(28,956)	$(1,025)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$(3,587)	$7

	Nine months ended September 30,
	2021	2020
	Convertible debt	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$(16,875)	$22	$(1,080)	$(1,058)
Net gains (losses) recognized in earnings	(12,081)	(22)	55	33
Fair value, end of period	$(28,956)	$-	$(1,025)	$(1,025)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$(12,081)	$(22)	$55	$33

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

	Carrying value as of		Estimated fair value as of
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Total	$167,309	$166,526	$168,306	$167,349

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

On July 29, 2021, the Company redeemed the Series E Preferred Stock with common stock by issuing 2,686,571 shares of common stock (see Note 10).

NOTE 10. PREFERRED STOCK

The Company has 0 and 925,000 shares outstanding of Series E Preferred Stock as of September 30, 2021 and December 31, 2020, respectively.

The Series E Preferred Stock ranked senior to the Company’s common stock and any other preferred stock issuances and received preferential cumulative cash dividends at a rate of 6.25% per annum, payable quarterly of the $10.00 face value per share. If the Company failed to pay a dividend then during the period that dividends are not paid, additional dividends accrued at a rate of 9.50% per annum on the unpaid amount. Dividends on the Series E Preferred Stock accrued whether or not the Company had earnings, whether or not there were funds legally available for the payment of such dividends, whether or not such dividends were declared, and whether or not such dividends were prohibited by agreement. Under the terms of the credit facility, no cash dividends can currently be paid to common or preferred shareholders.

Each share of Series E Preferred Stock was convertible, at the option of the holder, at any time on or after February 28, 2019, into a number of shares of common stock determined by dividing the conversion price of $13.845 into an amount equal to the $10.00 face value per share plus accrued and unpaid dividends, if any. Upon liquidation, each share of Series E Preferred Stock was entitled to $10.00 per share and accrued and unpaid dividends. The conversion price was subject to anti-dilution adjustments upon the occurrence of stock splits and stock dividends. Following a specific equity offering or offerings, from time to time a number of shares of Series E Preferred Stock automatically converted into common stock if the common stock traded at 120% of the conversion price for 60 trading days, and the number of shares converted was determined by certain trading volumes measures.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The Company had rights to redeem up to 490,250 shares of the Series E Preferred Stock at prices from 110% to 130% of its liquidation value. The holders had put rights commencing March 16, 2021 to put the Series E Preferred Stock to the Company at 130% of its liquidation preference, which the Company could satisfy with cash or common stock. If the Company used common stock to satisfy the put rights, the value per share of the common stock used to satisfy the put rights was the greater of (a) the weighted market sale price average per shares of the common stock for the 30 trading days (or such longer trading period as required to have at least 5 trading days on which trades occurred) preceding the put right notice from or a holder of Series E Preferred Stock, or (b) $4.875 per share of common stock.

The Series E Preferred Stock voted as a class on matters generally affecting the Series E Preferred Stock, and as long as 434,750 shares of Series E Preferred Stock (47% of the originally issued shares of Series E Preferred Stock) remained outstanding, then 75% approval of the Series E Preferred Stock was required to approve merger, consolidation, liquidation or winding up of Condor, related party transactions exceeding $120, payment of dividends on common stock except from funds from operations or to maintain REIT status, the grant of exemptions from Condor’s charter limitation on ownership of 9.9% of any class or series of its securities (exclusive of persons currently holding exemptions), issuance of preferred stock or commitment or agreement to do any of the foregoing.

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

Our ownership interest in the operating partnership was 99.9% as of September 30, 2021 and December 31, 2020, with 213,904 and 219,183 common units owned by limited partners were outstanding, respectively. The total redemption value for the common units was $29 and $17 at September 30, 2021 and December 31, 2020, respectively.

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

During the quarter ended September 30, 2021, 5,279 common units were converted into 102 shares of common stock. No other common units were redeemed during the three or nine months ended September 30, 2021 or 2020.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 12. STOCK-BASED COMPENSATION

The Company currently has in place the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016. The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation. The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 761,538 following an amendment to the plan to increase the number of available shares by 300,000 that was approved by shareholders on May 17, 2018 at the annual meeting of shareholders. As of September 30, 2021, there were 461,971 common shares available for issuance under the 2016 Stock Plan.

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

Service Condition Share Awards

From time to time, the Company awards restricted shares of common stock to employees, officers, and members of the Board of Directors under the 2016 Stock Plan. These shares generally vest ratably over five years for employees and officers and three years for members of the Board of Directors based on continued service or employment. Dividends paid on these restricted shares during the vesting period are not forfeited in the event that the shares fail to vest. The following table presents a summary of the service condition unvested share activity for the nine months ended September 31, 2021 and 2020:

	For the Nine months ended September 30,
	2021		2020
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Unvested at December 31	28,928	$9.58	46,682	$10.16
Granted	3,524	$4.52	2,432	$7.58
Vested	(16,035)	$9.68	(10,028)	$10.18
Unvested at September 30	16,417	$8.38	39,086	$9.99

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

The fair value of the performance based share awards is based on the closing price of the Company’s common stock on the grant date, discounted for estimated common stock dividends to be declared prior to the shares being issued. The grant date occurs on an annual basis when budgeted FFO is approved by the Board of Directors. During the three and nine months ended September 30, 2021 and 2020, there were no shares issued related to performance-based share awards.

Director Fully Vested Share Compensation

Independent directors serving as members of the Investment Committee of the Board of Directors receive their monthly Investment Committee fees in the form of shares of the Company’s common stock. Certain independent directors also elect to receive a portion of their director fees in the form of shares of the Company’s common stock.

A total of 4,558 and 6,918 shares during the three months ended September 30, 2021 and 2020, respectively, and 16,641 and 16,984 shares during the nine months ended September 30, 2021 and 2020, respectively, were issued to independent directors under the 2016 Stock Plan with respect to these fees.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation related to employees and directors for the three months ended September 30, 2021 and 2020 was $103 and $70, respectively, and for the nine months ended September 30, 2021 and 2020 was $315 and $236, respectively, all of which is included in general and administrative expense. Total unrecognized compensation cost related to all awards at September 30, 2021 was $200, which is expected to be recognized over a weighted-average remaining service period of 1.0 years.

NOTE 13. INCOME TAXES

During the three months ended September 30, 2021 and 2020, income tax benefit (expense) totaling ($27) in both periods was recognized primarily related to income (loss) earned by the TRS and certain state and local taxes at CHLP. During the nine months ended September 30, 2021 and 2020, income tax benefit (expense) totaled ($81) and $340, respectively. Management believes the combined federal and state income tax rate for the TRS will be approximately 24%.

After consideration of limitations related to a change in control as defined under Code Section 382, the TRS’s net operating loss carryforward at September 30, 2021 as determined for federal income tax purposes was $10,572. The availability of the loss carryforwards will expire from 2027 through 2034, with an indefinite carryforward for losses arising after December 31, 2017. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of this analysis, the Company believes that a full valuation allowance against the net deferred tax asset position was necessary at September 30, 2021, which requires a valuation allowance of $2,159 as of that date.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator: Basic
Net loss attributable to common shareholders	$(6,116)	$(4,976)	$(18,333)	$(14,485)
Less: Allocation to participating securities	-	-	-	-
Net loss attributable to common shareholders, net of amount allocated to participating securities	$(6,116)	$(4,976)	$(18,333)	$(14,485)

Numerator: Diluted
Net loss attributable to common shareholders, net of amount allocated to participating securities	$(6,116)	$(4,976)	$(18,333)	$(14,485)

Denominator
Weighted average number of common shares - Basic and Diluted	13,851,640	11,971,793	12,622,712	11,961,700

Earnings (Loss) per Share
Basic Earnings (Loss) per Share	$(0.44)	$(0.42)	$(1.45)	$(1.21)
Diluted Earnings (Loss) per Share	$(0.44)	$(0.42)	$(1.45)	$(1.21)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Unvested restricted stock	18,114	36,485	22,446	40,231
Series E Preferred Stock	210,600	668,111	513,932	668,111
2016 Convertible debt	97,269	97,269	97,269	97,269
2020 Convertible debt	4,000,000	-	4,000,000	-
Operating partnership common units (1)	4,145	4,215	4,191	4,215
Total potentially dilutive securities excluded from the denominator	4,330,128	806,080	4,637,838	809,826

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

Each of the management companies employed by the TRS at September 30, 2021 receives a base monthly management fee of 3.0% to 3.5% of hotel revenue, with incentives for performance, which increase such fee to a maximum of 5.0% of hotel revenue. Base management fees totaled $459 and $253, respectively, for the three months ended September 30, 2021 and 2020, and $1,172 and $794, respectively, for the nine months ended September 30, 2021 and 2021, all of which was included as hotel and property operations expense. There were $78 and $0 of incentive management fees recognized for the three months ended September 30, 2021 and 2020, respectively, and $176 and $0 recognized for the nine months ended September 30, 2021 and 2020, respectively.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Franchise Agreements

As of September 30, 2021, all of our properties operate under franchise licenses from national hotel companies. Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue. The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements. Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term. Franchise fee expense totaled $1,160 and $657 for the three months ended September 30, 2021 and 2020, respectively, and $2,953 and $1,977, for the nine months ended September 30, 2021 and 2020, respectively, all of which was included as hotel and property operations expense.

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

Leases

The Company has no land lease agreements in place related to properties owned at September 30, 2021.

The Company currently leases only one office space on a month-to-month basis. Office lease expense totaled $6 and $4 in the three months ended September 30, 2021 and 2020, respectively, and $15 and $22 in the nine months ended September 30, 2021 and 2020, respectively, and is included in general and administrative expense. The Company also has in place operating leases for miscellaneous equipment at its hotel properties.

The maturity of the lease liabilities for the Company’s operating leases is as follows:

Maturity of lease liabilities
Year ended December 31,
Remainder of 2021	$5
2022	20
2023	4
2024	4
2025	4
Thereafter	22
Total lease payments	$59
Less: Imputed interest	(10)
Present value of lease liabilities	$49

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

Background

Condor Hospitality Trust, Inc. (“Condor” or the “Company”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels. As of September 30, 2021, the Company owned 15 hotels, representing 1,908 rooms, in eight states.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (the “operating partnership”), for which we serve as general partner. As of September 30, 2021, we owned approximately 99.9% of the common operating units (“common units”) in the operating partnership. In the future, the operating partnership may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

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

Hotel Purchase and Sale Agreement

On June 21, 2021, the Company announced that its board of directors is evaluating strategic alternatives to enhance shareholder value. On September 23, 2021, the Company announced that the Company and B9 Cowboy Mezz A LLC, a Delaware limited liability company and affiliate of Blackstone Real Estate Partners (the “Buyer”), entered into a Hotel Purchase and Sale Agreement (the “Purchase Agreement”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Buyer will acquire Company’s portfolio of 15 hotels (the “Portfolio”) (for a cash purchase price of $305.0 million (the “Portfolio Sale”). The Portfolio Sale and the other transactions contemplated by the Purchase Agreement were unanimously approved by the Company’s board of directors. The Buyer deposited $15.0 million of the purchase price in escrow (the “Deposit”) within one business day of signing the Purchase Agreement.

The consummation of the Portfolio Sale is subject to certain customary closing conditions, including, among others, approval of the Portfolio Sale (the “Portfolio Sale Proposal”) by the affirmative vote of the holders of at least 50% of the outstanding shares of Company common stock entitled to vote on the matter (the “Company Shareholder Approval”). The Purchase Agreement requires the Company to convene a shareholders’ meeting (the “Shareholder Meeting”) for purposes of obtaining the Company Shareholder Approval. The Company has scheduled the Shareholder Meeting for November 12, 2021.

The Purchase Agreement may be terminated under certain circumstances by the Company, including prior to obtaining the Company Shareholder Approval and after following certain procedures and adhering to certain restrictions, if the Company concurrently enters into a definitive agreement providing for the implementation of a Superior Proposal and pays a termination fee to the Buyer as described below. Upon a termination of the Purchase Agreement, under certain circumstances, the Company will be required to pay a termination fee to the Buyer of $5.0 million. In certain other circumstances, the Company may terminate the Purchase Agreement and receive the Deposit from escrow.

Plan of Liquidation

On September 20, 2021 the Company Board unanimously approved a plan of complete liquidation and dissolution (the “Plan of Liquidation”) pursuant to which the Company would be liquidated and dissolved, subject to approval of the Plan of Liquidation (the “Liquidation Proposal”), including the liquidation and dissolution of the Company pursuant thereto, by the Company’s shareholders at the Shareholder Meeting. Shareholder approval of the Plan of Liquidation gives to the Company Board the power to direct the sale of (or, in certain cases, otherwise dispose of) all of the Company assets on such terms and in such manner as determined by the Company Board in its discretion. The Company will not be required to obtain any further shareholder approval with respect to specific terms of any particular sales or other dispositions of assets approved by the Company Board.

The Company anticipates making a distribution of a portion of the net proceeds of the Portfolio Sale and certain of its other cash on hand after the consummation and, depending on the timing of, the Portfolio Sale and expects the final liquidating distribution, if any, to be made on or before a date that is within 24 months after shareholder approval of the Plan of Liquidation.

The Company estimates that if the Plan of Liquidation is approved by shareholders and if it is able to successfully implement the Portfolio Sale and the Plan of Liquidation, then after the sale of all or substantially all of the Company’s assets and the payment of all of the Company’s outstanding liabilities, the Company will have total distributions to shareholders of approximately $7.35 to $7.85 per share of Company Common Shares. These estimates are based upon market, economic, financial and other circumstances and conditions existing as of the date of this report, and any changes in such circumstances and conditions during the period under which the Company implements the Plan of Liquidation could have a material effect on the ultimate amount of proceeds received by shareholders.

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

The Company’s loans with Great Western Bank (financing the Leawood, Kansas Aloft) were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Staley Partners, on December 24, 2020. The Company did not satisfy the financial covenants for these loans as of September 30, 2021, June 30, 2021, March 31, 2021, or December 31, 2020, as was the case for the first three quarters of 2020. The Company has been advised by OSK X, LLC that it is in default for failure to comply with the financial covenants as of December 31, 2020 (unlike Great Western Bank that waived the covenants for the first three quarters of 2020). Under the loan documents with OSK X, LLC, (a) the 90-day cure period (ended on May 27, 2021) within which the Company could cure the defaults has expired, (b) default interest at the rate of 8.33% began to accrue on May 27, 2021 and (c) OSK X, LLC is entitled to accelerate the loans and foreclose on the Leawood, Kansas Aloft. However, the Company believes that there are serious questions under applicable law about whether OSK X, LLC has the ability to declare a default, assess interest at the default rate, accelerate the loans or foreclose on the Leawood, Kansas Aloft due to the impossibility of performance of financial covenants during the COVID-19 pandemic. The Company intends to seek any available damages in the event of litigation that may result from the actions of OSK X, LLC

Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. The above-described defaults under our loan agreement with OSK X, LLC resulted in a cross-default under our credit facility as of May 27, 2021. Pursuant to the terms of the tenth amendment to the credit facility signed on August 12, 2021, the lenders will not declare a default, accelerate our indebtedness or otherwise take enforcement action on or before November 1, 2021 (which was extended to November 30, 2021 on October 15, 2021) as a result of the cross-default that occurred as of May 27, 2021 due to the above-described defaults under our loan agreement with OSK X, LLC, subject to the continuing satisfaction of certain conditions, including no breach or default of certain agreements, active pursuit of good faith defenses, the absence of certain legal proceedings or bankruptcy events and the maintenance of $6.0 million of liquidity.

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

In the event the Portfolio Sale occurs, the Company intends to use the proceeds to pay its liabilities, including the amounts owed under its debt agreements.

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

Hotel Property Portfolio and Activity

Hotel Property Portfolio

The following table sets forth certain information with respect to the hotels owned by us as of September 30, 2021:

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

All of our properties are encumbered by either our credit facility or by mortgage debt at September 30, 2021.

Acquisitions

There were no acquisitions during the three or nine months ended September 30, 2021.

Dispositions

There were no dispositions during the three or nine months ended September 30, 2021.

Operating Performance Metrics

The following tables present our same-store occupancy, average daily rate (“ADR”), and RevPAR for all our hotels owned on September 30, 2021. The statistics for the Company’s two hotels that were temporarily closed due to the effects of COVID-19, the Solomons Hilton Garden Inn, which was closed on April 2, 2020 and reopened on July 1, 2020, and the Leawood Aloft, which was closed on April 9, 2020 and reopened on July 1, 2020, include only the periods that the properties were operational. With the exception of these COVID-19 related closures, same-store occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented, including 100% of the operating results of the property owned by the Atlanta JV in which the Company had an 80% interest prior to the purchase of the remaining 20% interest on February 14, 2020. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited or reviewed by our independent auditors.

	Three months ended September 30,
	2021			2020
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Total Same-Store Portfolio	70.47%	$117.79	$83.00	53.15%	$89.56	$47.60

	Nine months ended September 30,
	2021			2020
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Total Same-Store Portfolio	67.49%	$105.55	$71.24	51.07%	$104.13	$53.17

Total same-store RevPAR increased by 74.4% in the third quarter of 2021, driven by both an increase in occupancy of 32.6% and an increase in ADR of 31.5% caused by the decreased impact of the COVID-19 pandemic during the third quarter of 2021. The largest increase in RevPAR during this period were at the San Antonio SpringHill Suites, the Austin TownePlace Suites, the El Paso Fairfield Inn, the Solomons Hilton Garden Inn, and the Leawood Aloft.

Total same-store RevPAR increased by 34.0% during the first three quarters of 2021, driven by an increase in occupancy of 32.1% and an increase in ADR of 1.4%. The Company’s largest increases in RevPAR during this period were at the Austin TownePlace Suites, the San Antonio SpringHill Suites, the El Paso Fairfield Inn, and the Round Rock Home2 Suites.

Results of Operations

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020 (in thousands)

	Three months ended September 30,
	2021	2020	Change
Revenue	$15,302	$8,841	$6,461
Hotel and property operations expense	(10,110)	(7,334)	(2,776)
Depreciation and amortization expense	(2,654)	(2,780)	126
General and administrative expense	(1,161)	(894)	(267)
Strategic alternatives, net	(1,009)	(636)	(373)
Net loss on disposition of assets	(8)	(3)	(5)
Net gain (loss) on derivatives and convertible debt	(3,473)	131	(3,604)
Other income (expense), net	38	(4)	42
Interest expense	(2,963)	(2,103)	(860)
Income tax expense	(27)	(27)	-
Net loss	$(6,065)	$(4,809)	$(1,256)

Revenue

Revenue increased by a total of $6,461, or 73.1%, as a result of the increase in RevPAR resulting from the decreased impact of the COVID-19 pandemic as discussed above.

Operating Expenses and Interest Expense

Hotel and property operations expense increased by $2,776 as a result of the increased occupancy discussed above.

Depreciation and amortization expense remained relatively consistent between the third quarters of 2020 and 2021, decreasing by $126. General and administrative expenses increased by $267 as a result of increases in compensation costs, corporate insurance costs, and legal fees.

Interest expense increased in total by $860 largely as a result of the issuance of the $10,000 face value 2020 Convertible Notes in November of 2020.

Strategic Alternatives, net

Expenses related to the exploration of strategic alternatives increased during the third quarter of 2021 due to the Company’s exploration of strategic alternatives as previously discussed.

Net Gain / Loss on Derivatives and Convertible Debt

The change in the gain/loss on derivatives and convertible debt was driven by differences in the value of the Company’s 2020 Convertible Notes, which were issued during the fourth quarter of 2020. These liability-classified notes saw an increase in their fair value of $3,600 during the third quarter of 2021.

Income Tax Expense

Income tax expense in both periods was driven primarily by income (loss) earned by the TRS as well as miscellaneous state taxes owed by the Company.  Management believes the combined federal and state income tax rate for the TRS will be approximately 24%. Beginning with the second quarter of 2020, after an assessment of the realizability of deferred tax assets based on projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies, the Company recognized a full valuation allowance against net deferred tax assets, leading to minimal tax expense or benefit being recognized through the third quarter of 2021.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020 (in thousands)

	Nine months ended September 30,
	2021	2020	Change
Revenue	$39,054	$26,879	$12,175
Hotel and property operations expense	(27,021)	(22,238)	(4,783)
Depreciation and amortization expense	(7,945)	(8,267)	322
General and administrative expense	(3,572)	(3,101)	(471)
Strategic alternatives, net	(1,432)	(860)	(572)
Net loss on disposition of assets	(21)	(13)	(8)
Equity in earnings of joint venture	-	80	(80)
Net loss on derivatives and convertible debt	(11,719)	(609)	(11,110)
Other income (expense), net	2,437	(90)	2,527
Interest expense	(7,656)	(6,153)	(1,503)
Income tax (expense) benefit	(81)	340	(421)
Net loss	$(17,956)	$(14,032)	$(3,924)

Revenue

Revenue increased by a total of $12,175, or 45.3%, as a result of the increase in RevPAR resulting from the decreased impact of the COVID-19 pandemic as discussed above as well as increased revenue resulting from the acquisition of the remaining interest in the Atlanta JV during the first quarter of 2020.

Operating Expenses and Interest Expense

Hotel and property operations expense increased by $4,783 as a result of the increased occupancy discussed above as well as the acquisition of the remaining interest in the Atlanta JV during the first quarter of 2020.

Depreciation and amortization expense and general and administrative expense remained relatively consistent between the first three quarters of 2020 and 2021, decreasing by $322 and increasing by $471 between the periods, respectively.

Interest expense increased in total by $1,503 largely as a result of the issuance of the $10,000 face value 2020 Convertible Notes in November of 2020.

Strategic Alternatives, net

Expenses related to the exploration of strategic alternatives increased during the first three quarters of 2021 due to the Company’s exploration of strategic alternatives as previously discussed.

Net Gain / Loss on Derivatives and Convertible Debt

The change in the gain/loss on derivatives and convertible debt was driven by differences in the value of the Company’s 2020 Convertible Notes, which were issued during the fourth quarter of 2020. These liability-classified notes saw an increase in their fair value of $12,120 during the first three quarters of 2021.

Other Income / Expense, net

The increase in other income was a result of a gain on the forgiveness of PPP loans totaling $2,299 during the second quarter of 2021.

Income Tax Benefit (Expense)

Income tax expense in both periods was driven primarily by income (loss) earned by the TRS as well as miscellaneous state taxes owed by the Company.  Management believes the combined federal and state income tax rate for the TRS will be approximately 24%. Beginning with the second quarter of 2020, after an assessment of the realizability of deferred tax assets based on projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies, the Company recognized a full valuation allowance against net deferred tax assets, leading to minimal tax expense or benefit being recognized through the third quarter of 2021.

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

The following table reconciles net earnings (loss) to FFO and AFFO for the three and nine months ended September 30, 2021 and 2020 (in thousands). All amounts presented include only our portion of the results of our unconsolidated Atlanta JV prior to our acquisition of the remaining 20% interest from our joint venture partner on February 14, 2020.

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net loss to FFO and AFFO	2021	2020	2021	2020
Net loss	$(6,065)	$(4,809)	$(17,956)	$(14,032)
Depreciation and amortization expense	2,654	2,780	7,945	8,267
Depreciation and amortization expense from JV	-	-	-	145
Net loss on disposition of assets	8	3	21	13
FFO	(3,403)	(2,026)	(9,990)	(5,607)
Dividends undeclared on preferred stock	(53)	(169)	(383)	(458)
FFO attributable to common shares and common units	(3,456)	(2,195)	(10,373)	(6,065)
Net (gain) loss on derivatives and convertible debt	3,473	(131)	11,719	609
Strategic alternatives, net	1,009	636	1,432	860
Stock-based compensation expense	104	70	315	236
Amortization of deferred financing fees	286	284	739	829
Amortization of deferred financing fees from JV	-	-	-	93
AFFO attributable to common shares and common units	$1,416	$(1,336)	$3,832	$(3,438)

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

The following table reconciles net earnings (loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA for the three and nine months ended September 30, 2021 and 2020 (in thousands). All amounts presented include only our portion of the results of our unconsolidated Atlanta JV prior to our acquisition of the remaining 20% interest from our joint venture partner on February 14, 2020.

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Net loss to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA	2021	2020	2021	2020
Net loss	$(6,065)	$(4,809)	$(17,956)	$(14,032)
Interest expense	2,963	2,103	7,656	6,153
Interest expense from JV	-	-	-	225
Income tax expense (benefit)	27	27	81	(340)
Depreciation and amortization expense	2,654	2,780	7,945	8,267
Depreciation and amortization expense from JV	-	-	-	145
EBITDA	(421)	101	(2,274)	418
Net loss on disposition of assets	8	3	21	13
EBITDAre	(413)	104	(2,253)	431
Net loss (gain) on derivatives and convertible debt	3,473	(131)	11,719	609
Stock-based compensation expense	104	70	315	236
Strategic alternatives, net	1,009	636	1,432	860
Adjusted EBITDAre	4,173	679	11,213	2,136
General and administrative expense, excluding stock compensation expense	1,057	824	3,257	2,865
Other (income) expense, net	(38)	4	(2,437)	90
Unallocated hotel and property operations expense	92	55	212	278
Hotel EBITDA	$5,284	$1,562	$12,245	$5,369

Revenue	$15,302	$8,841	$39,054	$26,879
JV revenue	-	-	-	1,218
Condor and JV revenue	$15,302	$8,841	$39,054	$28,097
Hotel EBITDA as a percentage of revenue	34.5%	17.7%	31.4%	19.1%

Liquidity, Capital Resources, and Equity Transactions

Rights Offering

On December 7, 2020, the Company filed a registration statement with the SEC with respect to the Rights Offering. The registration statement has not become effective and the Company has not commenced the Rights Offering.

The Company and SREP entered into a backstop commitment agreement on December 7, 2020. Pursuant to the backstop commitment agreement, SREP agreed to backstop the Rights Offering, if commenced on certain conditions, on a standby basis to facilitate the transaction, by the Company selling to SREP pursuant to an exemption from the registration requirements of Section 5 of the Securities Act provided under Section 4(a)(2) thereof and/or Regulation D thereunder and SREP purchasing an aggregate number of shares of common stock equal to (x) $10.0 million, minus (y) the aggregate proceeds of the Rights Offering divided by $2.50, at a price per share equal to $2.50, subject to the terms and conditions of the backstop commitment agreement. The obligations of SREP under the backstop commitment agreement are subject to certain conditions, which, among other conditions, include: (1) that the Rights Offering must occur on or prior to May 31, 2021, and (2) that the Company exempts SREP from the ownership limitation set forth in the Company’s articles of incorporation. The Rights Offering did not occur on or prior to May 31, 2021 and as of September 30, 2021 SREP (1) has not advised the Company if it will waive this condition to its obligation and (2) has not exercised its right to terminate the backstop commitment agreement.

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

At September 30, 2021, the Company had $5.3 million of cash and cash equivalents, $6.9 million of restricted cash on hand, and $8.3 million of unused availability under its credit facility, of which $1.1 million is available for use only to pay interest on the credit facility and $0.5 million may be withdrawn without lender approval. Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code. We also presently expect to invest approximately $0.5 million to $1.5 million in capital expenditures related to hotel properties we currently own through December 31, 2022. As of September 30, 2021, contractual principal payments on our debt outstanding, including normal amortization, totaled $25.5 million through December 31, 2022, which includes most significantly the maturity of the Company’s debt with Wells Fargo that has a balance of $25.0 million at September 30, 2021.

Pursuant to the terms of the ninth amendment to the credit facility, an event of default occurred when the convertible notes issued in 2020 (see Note) were not converted to common stock or paid in full by July 1, 2021. The tenth amendment to the credit facility signed on August 12, 2021 waived this event of default and amended the provision to provide that it is an event of default if the convertible notes are not either converted to common stock or paid in full by October 31, 2021 (which was extended to November 30, 2021 on October 15, 2021). The Company intends to not cause such an event of default by satisfying the convertible notes with the Rights Offering, which has a full backstop commitment (see discussion of Rights Offering above), or otherwise satisfying the convertible notes with a sale of equity or negotiating an extension of the November 30, 2021 date with KeyBank.

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

Additionally, as discussed in depth in Financial Covenants below, on December 24, 2020, the Company’s loans with Great Western Bank (financing the Leawood, Kansas Aloft), with a September 30, 2021 balance of $13.9 million, were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Staley Partners. The Company did not satisfy the financial covenants for these loans as of September 30, 2021, June 30, 2021, March 31, 2021 and December 31, 2020, as was the case for the first three quarters of 2020. The Company has been advised by OSK X, LLC that it is in default for failure to comply with the financial covenants as of December 31, 2020 (unlike Great Western Bank that waived the covenants for the first three quarters of 2020). The Company is pursuing negotiations with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete. However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

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

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. The above-described defaults under our loan agreement with OSK X, LLC resulted in a cross-default under our credit facility as of May 27, 2021. Pursuant to the terms of the tenth amendment to the credit facility signed on August 12, 2021, the lenders will not declare a default, accelerate our indebtedness or otherwise take enforcement action on or before November 1, 2021 (which was extended to November 30, 2021 on October 15, 2021) as a result of the cross-default that occurred as of May 27, 2021 due to the above-described defaults under our loan agreement with OSK X, LLC, subject to the continuing satisfaction of certain conditions, including no breach or default of certain agreements, active pursuit of good faith defenses, the absence of certain legal proceedings or bankruptcy events and the maintenance of $6.0 million of liquidity. As indicated above, the Company is pursuing negotiations with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete. However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

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

In the event the Portfolio Sale occurs, the Company intends to use the proceeds to pay its liabilities, including the amounts owed under its debt agreements.

Sources and Uses of Cash

Cash provided by (used in) Operating Activities.  Cash related to operations was $3.1 million and ($2.3) million for the nine months ended September 30, 2021 and 2020, respectively.  The increase in operating cash flows was the result of an increase in net income, after adjustment for non-cash items, of $5.1 million due to the decreased impact of the COVID-19 epidemic during the first three quarters of 2021 versus the first three quarters of 2020. Changes in operating assets and liabilities between the periods were individually insignificant.

Cash used in Investing Activities.  Cash used by investing activities was $0.7 million and $7.1 million for the nine months ended September 30, 2021 and 2020, respectively.  The decrease in these outflows in 2021 was driven by the $7.2 million in cash, net, spent in the first quarter of 2020 to acquire the remaining interest in the Atlanta JV, partially offset by dividends received from the Atlanta JV before its purchase of $0.5 million during the period.

Cash provided by Financing Activities.  Cash provided by financing activities was $2.3 million and $10.4 million for the nine months ended September 30, 2021 and 2020, respectively.  This decrease was primarily the result of cash drawn under the credit facility to acquire the remaining interest in the Atlanta JV during the first quarter of 2020.

Outstanding Indebtedness

Significant Debt Transactions

During the second quarter of 2021, the Company’s three PPP loans, with balances totaling $2.3 million, were forgiven by the SBA.

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

•Amends the foregoing event of default provision to provide that it is an event of default if the convertible notes are not either converted to common stock or paid in full by October 31, 2021 (which was extended to November 30, 2021 on October 15, 2021). The Company intends to not cause such an event of default by satisfying the convertible notes with the Rights Offering, which has a full backstop commitment (see Note 7), or otherwise satisfying the convertible notes with a sale of equity or negotiating an extension of the November 30, 2021 date with KeyBank.

•Provides that the lenders will not declare a default, accelerate our indebtedness or otherwise take enforcement action on or before November 1, 2021 (which was later extended to November 30, 2021 on October 15, 2021) as a result of the cross-default that occurred as of May 27, 2021 due to the defaults under our loan agreement with OSK X, LLC, subject to the continuing satisfaction of certain conditions, including no breach or default of certain agreements, active pursuit of good faith defenses, the absence of certain legal proceedings or bankruptcy events and the maintenance of $6.0 million of liquidity.

Outstanding Debt

At September 30, 2021, excluding the Company’s two issuances of outstanding convertible debt (see Note 7), we had long-term debt of $169.0 million, with a weighted average term to maturity of 1.4 years and a weighted average interest rate of 4.52%. Of this total, at September 30, 2021, $22.2 million was fixed rate debt with a weighted average term to maturity of 1.8 years and a weighted average interest rate of 6.91% and $146.8 million was variable rate debt with a weighted average term to maturity of 1.2 years and a weighted average interest rate of 4.15%. At December 31, 2020, excluding the Company’s two issuances of outstanding convertible debt (see Note 7), we had long-term debt of $168.3 million with a weighted average term to maturity of 2.1 years and a weighted average interest rate of 3.79%. Of this total, at December 31, 2020, $24.8 million was fixed rate debt with a weighted average term to maturity of 2.3 years and a weighted average interest rate of 4.09% and $143.5 million was variable rate debt with a weighted average term to maturity of 2.0 years and a weighted average interest rate of 3.74%.

Aggregate annual principal payments on debt for the remainder of 2021 and thereafter are as follows (in thousands):

Total
Remainder of 2021	$207
2022	25,331
2023	135,587
2024	7,840
Total	$168,965

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

Pursuant to the terms of the ninth amendment to the credit facility, an event of default occurred when the convertible notes issued in 2020 (see Note 7) were not converted to common stock or paid in full by July 1, 2021. The tenth amendment to the credit facility, signed on August 12, 2021, waived this event of default and amended the provision to provide that it is an event of default if the convertible notes are not either converted to common stock or paid in full by October 31, 2021 (which was extended to November 30, 2021 on October 15, 2021). In the event the Portfolio Sale has not closed and the debt agreement not paid in full by November 30, 2021, the Company intends to not cause such an event of default by satisfying the convertible notes with the Rights Offering, which has a full backstop commitment (see discussion of Rights Offering above), or otherwise satisfying the convertible notes with a sale of equity or negotiating an extension of the November 30, 2021 date with KeyBank.

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

In connection with the first amendment to the loan agreement entered into in May 2020, measurement of the debt yield was suspended until the measurement date occurring on March 31, 2021. The Company did not satisfy the debt yield as of March 31, 2021, June 30, 2021, or September 30, 2021; however, Wells Fargo has advised us by letter that it will not require implementation of the cash trap. This advice is terminable by Wells Fargo at any time. Any cash trap will expire when the debt yield is equal to or greater than 10.5%.

We are also required to satisfy various financial covenants within our loan agreement with OSK X, LLC relating to the Leawood, Kansas Aloft, including the following:

•Property-Specific Pre-Distribution Debt Service Coverage Ratio. The ratio of adjusted net operating income for the Leawood, Kansas Aloft (before distributions) to debt service for the loans must be equal to or greater than 1.35 to 1 as of the end of the fiscal quarter ending September 30, 2021 and each fiscal quarter thereafter.

•Property-Specific Post-Distribution Debt Service Coverage Ratio. The ratio of adjusted net operating income for the Leawood, Kansas Aloft (after distributions) to debt service for the loans must be equal to or greater than 1.35 to 1 as of the end of the fiscal quarter ending September 30, 2021 and each fiscal quarter thereafter.

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

On December 24, 2020, the Company’s loans with Great Western Bank (financing the Leawood, Kansas Aloft), with a September 30, 2021 balance of $13.9 million, were purchased by OSK X, LLC, an equity fund affiliate of O’Brien Staley Partners. The Company did not satisfy the financial covenants for these loans as of September 30, 2021, June 30, 2021, March 31, 2021 and December 31, 2020, as was the case for the first three quarters of 2020. The Company has been advised by OSK X, LLC that it is in default for failure to comply with the financial covenants as of December 31, 2020 (unlike Great Western Bank that waived the covenants for the first three quarters of 2020). The Company is pursuing negotiations with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete. However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

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

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our credit facility contains cross-default provisions which would allow the lenders under our credit facility to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. The above-described defaults under our loan agreement with OSK X, LLC resulted in a cross-default under our credit facility as of May 27, 2021. Pursuant to the terms of the tenth amendment to the credit facility, signed on August 12, 2021, the lenders will not declare a default, accelerate our indebtedness or otherwise take enforcement action on or before November 1, 2021 (which was extended to November 30, 2021 on October 15, 2021) as a result of the cross-default that occurred as of May 27, 2021 due to the above-described defaults under our loan agreement with OSK X, LLC, subject to the continuing satisfaction of certain conditions, including no breach or default of certain agreements, active pursuit of good faith defenses, the absence of certain legal proceedings or bankruptcy events and the maintenance of $6.0 million of liquidity. As indicated above, the Company is pursuing negotiations with OSK X, LLC to obtain waivers, and if waivers are unable to be obtained, the Company plans to refinance the debt with existing or new lenders which the Company believes it can successfully complete. However, waivers and the ability to refinance are at the discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers or refinancing on acceptable terms or at all.

As of September 30, 2021, other than with respect to our financial covenants with OSK X, LLC (as discussed above), we are not in default of any our loans.

In the event the Portfolio Sale occurs, the Company intends to use the proceeds to pay its liabilities, including the amounts owed under its debt agreements.

Contractual Obligations

Below is a summary of our contractual obligations as of September 30, 2021 and the effect such obligations are expected to have on our future liquidity and cash flows (in thousands):

		Payments due by period
Contractual obligations	Total	Remainder of 2021	2022-2023	2024-2025	2026 and After
Long-term debt including interest (1)	$180,694	$2,213	$170,402	$8,079	$-
Equipment leases	59	5	24	8	22
Total contractual obligations	$180,753	$2,218	$170,426	$8,087	$22

(1)Interest rate payments on our variable rate debt have been estimated using interest rates in effect at September 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments. At September 30, 2021, our market risk arises primarily from interest rate risk relating to variable rate that fair value will fluctuate following changes in interest rates.

Interest Rate Sensitivity

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging agreements. At September 30, 2021, we have an interest rate swap in place which effectively locks the variable interest rate on our Wells Fargo debt (September 30, 2021 balance of $25.0 million) at 4.44%. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

The table below provides information about financial instruments that are sensitive to changes in interest rates. The table presents scheduled maturities, including the amortization of principal and related weighted-average interest rates for the debt maturing in each specified period (dollars in thousands) as of September 30, 2021. For the purposes of this presentation, the Wells Fargo debt is considered fixed rate debt as the variable interest rate is effectively locked with the previously discussed interest rate swap.

	2021	2022	2023	2024	2025	Total
Fixed rate debt	$207	$25,331	$13,859	$7,840	$-	$47,237
Average fixed interest rate	5.43%	4.47%	8.27%	4.54%	-%	5.60%
Variable rate debt	$-	$-	$121,728	$-	$-	$121,728
Average variable interest rate	-%	-%	4.50%	-%	-%	4.50%
Total debt	$207	$25,331	$135,587	$7,840	$-	$168,965
Total average interest rate	5.37%	4.47%	4.89%	4.54%	-%	4.81%

At September 30, 2021, approximately 28% of our outstanding debt is subject to fixed interest rates or effectively locked with an interest rate swap, while 72% of our debt is subject to floating rates. Assuming no increase in the level of our variable debt outstanding at September 30, 2021 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties would decrease by approximately $1.2 million per year.

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

Risks Related to the Portfolio Sale

If the Portfolio Sale is not completed, the Company would be subject to a number of material risks, including that:

•we may be unable to dispose of the Portfolio for a price, in the aggregate, equaling or exceeding the purchase price in the Portfolio Sale;

•we may be unable to enter into an alternative transaction to dispose of the Portfolio;

•we would still be required to pay expenses incurred in connection with the Portfolio Sale, including legal and accounting fees;

•we may be required to reimburse the Buyer for up to $500,000 in out-of-pocket expenses incurred by the Buyer in connection with the Purchase Agreement; and

•we may be required to pay a termination fee to the Buyer of $5,000,000.

The occurrence of any of these events may impair our ability to conduct our business and may reduce the amounts otherwise available for distribution to our stockholders.

The Purchase Agreement significantly limits our ability to pursue alternatives to the Portfolio Sale.

The Purchase Agreement contains provisions that make it more difficult for us to enter into a transaction with a party other than the Buyer regarding an alternative acquisition proposal. These provisions include the general prohibition on our soliciting any third-party acquisition proposal or entering into any agreement for an alternative acquisition proposal, and the requirement that we pay a termination fee of $5,000,000 if the Purchase Agreement is terminated in specified circumstances.

These provisions of the Purchase Agreement could discourage a third party that might have an interest in acquiring the Company, from considering or proposing a transaction, even if that party were prepared to pay consideration with a higher value relative to the purchase price to be paid by the Buyer for the Portfolio. Furthermore, the termination fee may result in a potential acquiror offering to pay a lower purchase price to acquire the Company than it might otherwise have offered to pay. The payment of the termination fee could also have an adverse effect on our financial condition and may reduce the assets available for distribution to our stockholders.

Even if our stockholders approve the Portfolio Sale Proposal, the Portfolio Sale may not be completed.

In addition to the required approval of our stockholders, the closing of the Portfolio Sale is subject to several closing conditions, some of which are not within our control, including:

•compliance in all material respects by the parties to the Purchase Agreement with their respective covenants and agreements contained in the Purchase Agreement; and

•the accuracy, subject to certain materiality standards, of the representations and warranties made by the parties in the Purchase Agreement.

We cannot be certain when or if the conditions to the closing of the Portfolio Sale will be satisfied, and, as a result, even if the Portfolio Sale Proposal is approved by our stockholders at the special meeting, there can be no assurance that the Portfolio Sale will be completed.

The sales of our assets pursuant to the Plan of Liquidation will not be subject to further stockholder approval.

If our stockholders approve the Liquidation Proposal, our Board will have the authority to sell any and all of the Company’s assets on such terms and to such parties, including affiliated parties, as the Board determines appropriate, even if such terms are less favorable than those assumed for the purpose of estimating our range of liquidating distributions. Notably, our stockholders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales.

We continue to be subject to the risks of operating the Portfolio prior to closing of the Portfolio Sale.

Prior to the closing of the Portfolio Sale, we will remain subject to all of the risks of operating the Portfolio today, including those described in the “Risk Factors” sections included in our annual, quarterly and current reports filed with the SEC. In addition, such risks may result in our incurring additional obligations and liabilities which may be retained by us following the closing of the Portfolio Sale and, in such event, could reduce the amounts ultimately available for distribution to our stockholders.

The sole and exclusive remedy for the Company if Buyer fails to consummate the Portfolio Sale is receipt of the $15,000,000 deposited by Buyer in escrow as liquidated damages.

In the event that Buyer defaults in performing its obligations under the Purchase Agreement to proceed to closing, the Company, as its sole and exclusive remedy for any such default, will be entitled to terminate the Purchase Agreement by giving Buyer written notice to such effect, and receive the $15,000,000 deposited by Buyer in escrow as liquidated damages for Buyer’s default. The Company has no right to bring an action for specific performance in order to compel Buyer to comply with its covenants or consummate the Portfolio Sale. In the event that the Portfolio Sale is not consummated, there is no guarantee that the Company will be able to sell the Portfolio for an amount equal to or exceeding the price contemplated by the Purchase Agreement. The foregoing factors may reduce the assets available for liquidating distributions to the Company’s stockholders.

Risks Related to the Plan of Liquidation

There can be no assurance that the liquidation will result in greater returns to you on your investment, within a reasonable period of time, than you would receive through other alternatives reasonably available to us.

If our stockholders approve the Liquidation Proposal and it is consummated, you will no longer participate in any future earnings or growth of our assets or benefit from any increases in the value of our assets once such assets are sold. It is possible that continuing with the status quo or pursuing one or more other alternatives would result in greater returns on your investment. In that case, we will be foregoing those alternative opportunities if we implement the Plan of Liquidation. If the Liquidation Proposal is not approved by our stockholders, our board of directors may reconsider other strategic alternatives, including, but not limited to:

•a sale or merger of the Company or similar business combination transaction involving the Company;

•the sale of the Company’s real estate assets pursuant to a revised plan of liquidation (to the extent not sold pursuant to the Purchase Agreement); or

•the sale of a significant amount of equity in the Company to one or more third parties.

Even if you receive total liquidating distributions within the estimated range of $7.35 to $7.85 per share of the Company’s common stock, there can be no assurance regarding the total return you will realize.

Although we have provided an estimated range of total liquidating distributions of $7.35 to $7.85 per share of the Company’s common stock, there can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. Your total return will depend on the amount you paid for your shares and the date on which you purchased such shares. Please consult with your financial advisor for more information about your potential total return.

Our board of directors may amend or terminate the Plan of Liquidation even if you approve it, if it determines that doing so is in the best interest of the Company and our stockholders.

Even if our stockholders approve the Liquidation Proposal, at any time prior to the filing of the Articles of Dissolution, the Board may amend or terminate the Plan of Liquidation without further stockholder approval if it determines that doing so would be in the best interest of the Company and our stockholders. Thus, we may decide to conduct the liquidation differently than described in this proxy statement or not at all.

We may fail to continue to qualify as a REIT, which would reduce the amount of any potential distributions.

The estimated range of the liquidating distributions per share set forth in this proxy statement assumes that the Company will continue to qualify as a REIT under the Tax Code during the entire liquidation process and, therefore, no provision has been made for federal income taxes. So long as we qualify as a REIT and distribute all of our taxable income each year, we generally will not be subject to federal income tax. While the Board does not presently intend to terminate our REIT status prior to the final liquidating distribution of our assets and our dissolution, pursuant to the Plan of Liquidation, the Board may take actions that would result in such a loss of REIT status. To qualify as a REIT, we must satisfy various ongoing requirements relating to the nature of our gross assets and income, the timing and amount of distributions and the composition of our stockholders. There can be no assurance that the Company will be able to maintain its REIT qualification. We may encounter difficulties satisfying these requirements as part of the liquidation process. If we lose our REIT status, we would be taxable as a corporation for federal income tax purposes and would be liable for federal income taxes, including any applicable alternative minimum tax, at the corporate rate with respect to our entire income from operations and from liquidating sales of our assets for the taxable year in which our qualification as a REIT terminates and in any subsequent years, and we would not be entitled to a tax deduction for distributions that we make. We would also be subject to increased state and local taxes. As a result of these consequences, our failure to qualify as a REIT could substantially reduce the funds available for distribution to our stockholders.

The sale of properties may cause us to incur penalty taxes, fail to maintain our REIT status, or own and sell properties through taxable REIT subsidiaries (“TRSs”), each of which would reduce the amount available for distribution to our stockholders.

The sale of one or more of our properties may be considered a prohibited transaction under the Tax Code. Any “inventory-like” sales or dealer sales could be considered such a prohibited transaction. If we are deemed to have engaged in a “prohibited transaction” (i.e., sale of a property held by us primarily for sale in the ordinary course of our trade or business), all net gain that we derive from such sale would be subject to a 100% penalty tax. The Tax Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) property sales by the REIT during the particular tax year satisfy at least one of the following thresholds: (a) seven sales in the current year; (b) sales in the current year that do not exceed 10% of the REIT’s assets as of the beginning of the year (as measured by either fair market value or tax basis); or (c) sales in the current year that do not exceed 20% of the REIT’s assets as of the beginning of the year, and sales over a three-year period do not exceed, on average, 10% per annum of the REIT’s assets, in each case as measured by either fair market value or tax basis. The sale of our properties in anticipation of or in connection with the Plan of Liquidation likely will not satisfy the above prohibited transaction safe harbor; however based upon the facts and circumstances of such sale transactions, we believe that such sales should nevertheless not be treated as prohibited transactions.

If we desire to sell a property pursuant to a transaction that does not satisfy the safe harbor, we may be able to avoid the prohibited transaction tax if we hold and sell the property through a TRS. In that case, any gain would be taxable to the TRS at regular corporate income tax rates. We may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the prohibited transaction tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could assert that the disposition constitutes a prohibited transaction. If such an assertion were successful, all of the net gain from the sale of the property will be payable as a tax which will have a negative impact on cash flow and the ability to make cash distributions.

As a REIT, the value of our ownership interests held in our TRSs may not exceed 20% of the value of all of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded 20% of the value of our total assets at the end of any calendar quarter, then we could fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 20% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, generally no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of the Company’s TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of the Company’s gross income with respect to such year.

Consequently, the amount available for distribution to our stockholders could be significantly reduced.

We cannot determine at this time the amount or timing of final distributions to our stockholders in connection with our expected liquidation because there are many factors, some of which are not within our control, that could affect the amount or timing of any such distributions.

The amounts that may ultimately be available for distribution to our stockholders are not yet known, and while we have included in this proxy statement estimates as to the approximate amounts of the aggregate final distributions to our stockholders, there are many factors that may affect the amounts available for distribution to our stockholders, including, among other things, the net proceeds available to us upon sale or disposition of our assets (including the Portfolio Sale), the amount of any taxes, including withholding taxes and transfer taxes, imposed with respect to any such sale or disposition (including the Portfolio Sale), the operating costs and amounts to be set aside for claims, liabilities and other obligations prior to and during the liquidation and winding-up process, and the time required to complete the liquidation of our assets.

Additional liabilities and obligations could arise.

Following the Portfolio Sale, we will retain liabilities that must be satisfied prior to any final distribution to our stockholders, and some of those liabilities are uncertain. Significant time could be required to resolve some of these liabilities, which could impact both the timing and the amount of any final distribution to our stockholders. Also, some liabilities may involve third party disputes or may be beyond our control. If we have underestimated our existing obligations and liabilities or if unanticipated or contingent liabilities arise, the amount and timing of distributions to our stockholders could be less than the amounts we have estimated. In addition, we may be required under applicable law, or it may be necessary in order to maintain our REIT status, to hold back for distribution at a later date some of the estimated amounts that we currently anticipate distributing to our stockholders. For the foregoing reasons, among others, there can be no assurance as to the timing and amount of any final distributions to our stockholders, even if the Portfolio Sale is completed and the Liquidation Proposal is approved.

If our transaction costs, liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.

Before making the liquidating distributions to our stockholders, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. The Board may also decide to acquire one or more insurance policies covering unknown or contingent claims against us or them, for which we would pay a premium which has not yet been determined. The Board may also decide to establish a reserve fund to pay these contingent claims. The amounts of transaction costs in the liquidation are not yet final, so we have used estimates of these costs in calculating the amounts of our projected liquidating distributions. To the extent that we have underestimated these costs in calculating our projections or we incur unforeseen additional costs, our actual liquidating distributions may be lower than our estimated range. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our stockholders may be delayed or reduced.

Distributing interests in a liquidating trust or conversion of the Company to another form of liquidating entity may cause you to recognize gain prior to the receipt of cash.

The REIT provisions of the Tax Code generally require that each year we distribute as dividends to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gains). Our liquidating distributions generally will not qualify as deductible dividends for this purpose unless, among other things, we make such distributions within 24 months after the adoption of the Plan of Liquidation.

Conditions may arise which cause us not to be able to liquidate within such 24-month period. In such event, rather than retain our assets and risk losing our status as a REIT, we may elect, for tax purposes, to transfer our remaining assets and liabilities to a liquidating trust or convert the Company to a liquidating entity that is a limited liability company, partnership or a trust. In addition, the Board may cause the Company to transfer its remaining assets and liabilities to a liquidating trust or to convert the Company to another liquidating entity if the Board determines, in its discretion, that it is advantageous or appropriate to do so. Such a transfer or conversion would be treated as a distribution of our remaining assets to our stockholders, together with a contribution of the assets to the liquidating trust or other liquidating entity. As a result, you would recognize gain to the extent that your share of the cash and the net fair market value of any assets (less liabilities assumed) received or initially held by the liquidating trust or other liquidating entity was greater than your basis in your Company common stock, regardless of whether you contemporaneously receive a distribution of cash with which to satisfy any resulting tax liability, and the Company may have withholding tax obligations with respect to foreign stockholders. In addition, it is possible that the fair market value of the assets received or initially held by the liquidating trust or other liquidating entity, as estimated for purposes of determining the extent of your gain at the time at which interests in the liquidating trust or other liquidating entity are distributed to the stockholders, will exceed the cash or fair market value of property received by the liquidating trust or other liquidating entity on a later sale of the assets. In this case, you could recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, the deductibility of which may be limited under the Tax Code. The distribution to stockholders of interests in a liquidating trust or the conversion of the Company to a liquidating entity may also cause ongoing adverse tax consequences (particularly to tax-exempt and foreign stockholders, which may be required to file U.S. tax returns with respect to their share of income generated by the liquidating trust or other liquidating entity).

Our entity value may be adversely affected by approval of the Liquidation Proposal.

Once our stockholders approve our dissolution in accordance with the Plan of Liquidation, we will generally be committed to winding-up our operations. This may adversely affect the value that a potential acquirer might place on us or our ability to sell the Portfolio if the Portfolio Sale does not occur, or any remaining assets if the Portfolio Sale occurs. It may also preclude other possible courses of action not yet identified by our board of directors.

Stockholders may be liable to our creditors for the amount received from us if our reserve fund or the assets transferred to a liquidating trust are inadequate.

If our stockholders approve the Liquidation Proposal, we intend to dispose of our assets, discharge our liabilities and distribute to our stockholders any remaining assets pursuant to the Plan of Liquidation as soon as practicable. In the event that it should not be feasible, in the opinion of the Board, for the Company to pay, or adequately provide for, all of our debts and liabilities, or if the Board shall determine it is advisable, the Board may establish a liquidating trust to which the Company could distribute in kind its unsold assets.

Any reserve fund or assets transferred to a liquidating trust established by us may not be adequate to cover any contingent expenses and liabilities. Under Maryland law, if we make distributions and fail to maintain an adequate reserve fund or fail to transfer adequate assets in a liquidating trust for payment of our contingent expenses and liabilities, each stockholder could be held liable for payment to our creditors of such amounts owed to creditors which we fail to pay. The liability of any stockholder would be limited to the amount of such liquidating distributions previously received by such stockholder from us or the liquidating trust. Accordingly, in such event, a stockholder could be required to return all such distributions received from the Company or the liquidating trust. If a stockholder has paid taxes on liquidating distributions previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. Our obligations under our loans are expected to be paid off in full in connection with the closing of the Portfolio Sale. The remaining liabilities consist principally of accounts payable, accrued expenses and other liabilities for expenses incurred in the ordinary course of operating our business. We may decide to establish a reserve fund or transfer assets to a liquidating trust to provide for any unknown or outstanding liabilities and expenses. If the stockholders approve the Liquidation Proposal, we will continuously monitor expenses and any other foreseeable liabilities the Company may incur in implementing the Plan of Liquidation to seek to ensure that an adequate reserve fund is maintained or adequate assets are transferred to a liquidating trust to discharge these liabilities in full.

Other Risks Relating to the Proposals

Certain of our stockholders, directors, officers and employees have interests in the Portfolio Sale and the Plan of Liquidation.

In considering the Board’s recommendations for stockholder approval of the Portfolio Sale Proposal and the approval of the Liquidation Proposal, you should be aware that certain of our directors, executive officers and their affiliated entities have interests in the Portfolio Sale and Plan of Liquidation. The Board was aware of these interests and considered them in its decision to approve the Portfolio Sale and the Plan of Liquidation.

The Company will likely continue to incur the expenses of complying with public company reporting requirements.

Following the Portfolio Sale and through our subsequent wind-up and liquidation, we will likely be required to continue to comply with the applicable reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome. To the extent such compliance is required, in order to curtail expenses, we may seek relief from the Securities and Exchange Commission (the “SEC”) from certain of the reporting requirements under the Exchange Act. We anticipate that, if such relief is granted, we would continue to file current reports on Form 8-K to disclose material events relating to our wind-up and liquidation, along with any other reports that the SEC might require, but would discontinue filing Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

Approval of the Portfolio Sale Proposal and the Liquidation Proposal, and the actions and transactions contemplated thereby, may lead to stockholder litigation which could result in substantial costs and distract management.

Historically, extraordinary corporate actions such as the proposed Portfolio Sale and Plan of Liquidation, and the actions and transactions contemplated thereby, sometimes lead to securities class action lawsuits being filed against the company taking such actions. We may become involved in this type of litigation as a result of the Portfolio Sale Proposal and/or the Liquidation Proposal, which risk may be increased if our stockholders approve these proposals. As of the date of this proxy statement, no such lawsuits related to the Portfolio Sale or the Plan of Liquidation, and the actions and transactions contemplated thereby, were pending or, to our knowledge, threatened. However, if such a lawsuit is filed against us, the litigation is likely to be expensive, and, even if we ultimately prevail, the process will divert our attention from implementing the Portfolio Sale and following the closing thereof, our wind-up and liquidation. If we were not to prevail in such a lawsuit, we cannot predict the amount of any damages for which we may be obligated and if any plaintiffs are successful in obtaining an injunction prohibiting us from consummating the Plan of Liquidation or from completing the Portfolio Sale, such an injunction may delay the Plan of Liquidation or the Portfolio Sale or prevent them from being completed. However, if applicable, any such damages may be significant and may reduce the amounts available for final distributions to our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1

Hotel Purchase and Sale Agreement, dated as of September 22, 2021, by and between, Condor Hospitality Trust, Inc. and B9 Cowboy Mezz A LLC (incorporated by reference to Exhibit 2.1 filed with the Company’s Form 8-K dated September 20, 2021 (001-34807)).

2.2*	First Amendment to Hotel Purchase and Sale Agreement, dated as of October 1, 2021 by and between Condor Hospitality Trust, Inc. and B9 Cowboy Mezz A LLC
2.3*	Second Amendment to Hotel Purchase and Sale Agreement, dated as of October 28, 2021 by and between Condor Hospitality Trust, Inc. and B9 Cowboy Mezz A LLC
2.1	Bylaws of Condor Hospitality Trust, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K dated September 20, 2021 (001-34807)).
31.1*	Section 302 Certificate of Chief Executive Officer
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
November 2, 2021
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

/s/ Jill Burger
Jill Burger
Chief Financial Officer and Chief Accounting Officer