Form 10-K
period 2021-12-31
CONDOR HOSPITALITY TRUST, INC.
filed 2022-02-04
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________

Commission file number: 001-34087

Condor Hospitality Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	52-1889548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
P.O. Box 153 Battle Creek, Nebraska	68715
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $30.5 million based on the price at which the common stock was last sold on that date as reported on the NYSE American. At January 31, 2022, there were 14,732,764 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

PART I

ITEM 1. BUSINESS

References to the “Company”, “we,” “our,” and “us,” refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries. The descriptions of the Company in this Part I are as of the filing date of this Form 10-K.

Overview

Condor Hospitality Trust, Inc. was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. Our common stock began trading on October 30, 1996 and most recently traded under the symbol “CDOR” on the NYSE American stock exchange (the “Exchange”). As the Company would no longer meet continued listing requirements of the Exchange upon the substantial liquidation dividend distribution on December 30, 2021 (see below under “Special Dividend Liquidation Distribution”) and after consultation with the Exchange, on December 10, 2021, the Company, in accordance with the authority granted by the Company’s board of directors, provided written notice to the Exchange of its intention to voluntarily delist its common stock, par value $0.01 (the “Common Stock”), on the Exchange. The Company filed a Form 25 with the Securities and Exchange Commission (“SEC”) and the Exchange relating to the delisting of the Common Stock on December 20, 2021, with the trading of its Common Stock on the Exchange suspended on December 31, 2021. The official delisting of the Common Stock was effective on December 31, 2021.

The Company is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that previously specialized in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels. As of December 31, 2021, the Company owned no properties pursuant to the Hotel Purchase and Sale Agreement and the Plan of Liquidation as discussed below.

We were engaged primarily in the business of owning equity interests in hotel properties and therefore our business is disclosed as one reportable segment. See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required in this Item 1.

Hotel Purchase and Sale Agreement

On June 21, 2021, the Company announced that its board of directors (the “Company Board”) is evaluating strategic alternatives to enhance shareholder value. Following unanimous approval by the Company Board, on September 22, 2021, the Company and B9 Cowboy Mezz A LLC, a Delaware limited liability company and affiliate of Blackstone Real Estate Partners (the “Buyer”), entered into a Hotel Purchase and Sale Agreement (the “Purchase Agreement”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Buyer will acquire Company’s portfolio of 15 hotels (the “Portfolio”) for a cash purchase price of $305.0 million (the “Portfolio Sale”), subject to certain credits and adjustments. At a special shareholder meeting (the “Special Stockholder Meeting”) commenced on November 12, 2021, the Portfolio Sale was approved by the Company shareholders.

On November 19, 2021, the Company completed the Portfolio Sale, and received cash proceeds, net of payment of related expenses and the repayment of the Company’s debt, totaling approximately $113.9 million.

Plan of Liquidation

On September 20, 2021 the Company Board unanimously approved a plan of complete liquidation and dissolution (the “Plan of Liquidation”) pursuant to which the Company would be liquidated and dissolved, subject to approval of the Plan of Liquidation (the “Liquidation Proposal”), including the liquidation and dissolution of the Company pursuant thereto, by the Company’s shareholders at the Special Stockholder Meeting. At the Special Stockholder Meeting completed on December 1, 2021, the Liquidation Proposal was approved by Company shareholders. Pursuant to the Plan of Liquidation and in accordance with the applicable provisions of law, the Company is authorized to do all other things reasonably necessary or advisable to complete the liquidation and dissolution of the Company. The Company is not required to obtain any further shareholder approval with respect to the liquidation and dissolution of the Company. Under the Plan of Liquidation, the Company Board may modify, amend or abandon the Plan of Liquidation, notwithstanding shareholder approval, to the extent permitted by the Maryland General Corporation Law (the “MGCL”). The Company has no present plans or intentions to modify, amend or abandon the Plan of Liquidation.

Special Dividend Liquidation Distribution

In accordance with the Plan of Liquidation, the Company Board approved a special dividend liquidation distribution of $7.94 per share of Common Stock to its stockholders of record as of the close of business on December 27, 2021. The special dividend liquidation distribution was paid on December 30, 2021. Upon completion of the winding-up process and dissolution, if any funds remain, such funds will be distributed to shareholders.

Structure and Tax Status

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties were owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (the “operating partnership”), for which we serve as general partner. As of December 31, 2021, we owned an approximate 99.9% ownership interest in the operating partnership.

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required by the Internal Revenue Service (“IRS”) for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, the operating partnership and its subsidiaries leased our hotel properties to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc., and its wholly owned subsidiaries (“the TRS”). The TRS in turn engaged third-party eligible independent contractors to manage the hotels. Our independent management companies are not affiliated with us or our management team. The operating partnership, the TRS, and their respective subsidiaries are consolidated into the Company’s financial statements.

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

Employees

At December 31, 2021, the Company had one employee.

Available Information

Our telephone number is (301) 861-3305 and we currently maintain an Internet website located at www.condorhospitality.com. So long as we maintain our internet website, our annual reports on Form 10-K and quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge on our website as soon as reasonably practicable after they are filed with the SEC. We also make available the charters of our board committees and our Code of Business Conduct and Ethics on our website. Copies of these documents are available in print to any shareholder who requests them. Requests should be sent to Condor Hospitality Trust, Inc., P.O Box 153, Battle Creek, Nebraska, Attn: Corporate Secretary.

Our expectation is that in the course of winding up, the Company will discontinue its website. The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.

Item 1A. Risk Factors

The following discussion concerns the risks associated with our business and Plan of Liquidation that should be reviewed and considered carefully. Our business faces many risks and the risks described below may not be the only risks we face. Other risks and uncertainties not presently known to us may also materially and adversely affect our business, the value of our shares, and our ability to pay dividends to our shareholders. Additionally, the risks detailed below are interrelated and should be considered as a whole. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, you should carefully review the section entitled “Forward-Looking Statements.”

Risks Related to the Plan of Liquidation

Our board of directors may amend or terminate the Plan of Liquidation even though it has been approved by shareholders, if it determines that doing so is in the best interest of the Company and our shareholders.

Even though our shareholders have approved the Plan of Liquidation, at any time prior to the filing of the Articles of Dissolution, the Company Board may amend or terminate the Plan of Liquidation without further shareholder approval if it determines that doing so would be in the best interest of the Company and our shareholders. Thus, we may decide to conduct the liquidation differently than described in our filings with the SEC or not at all.

We may fail to continue to qualify as a REIT, which would reduce the amount of any potential distributions.

So long as we qualify as a REIT and distribute all of our taxable income each year, we generally will not be subject to federal income tax. While the Company Board does not presently intend to terminate our REIT status prior to the final liquidating distribution of our assets, if any, and our dissolution, pursuant to the Plan of Liquidation, the Company Board may take actions that would result in such a loss of REIT status. To qualify as a REIT, we must satisfy various ongoing requirements relating to the nature of our gross assets and income, the timing and amount of distributions and the composition of our shareholders. There can be no assurance that the Company will be able to maintain its REIT qualification. We may encounter difficulties satisfying these requirements as part of the liquidation process. If we lose our REIT status, we would be taxable as a corporation for federal income tax purposes and would be liable for federal income taxes, including any applicable alternative minimum tax, at the corporate rate with respect to our entire income from operations and from liquidating sales of our assets for the taxable year in which our qualification as a REIT terminates and in any subsequent years, and we would not be entitled to a tax deduction for distributions that we make. We would also be subject to increased state and local taxes. As a result of these consequences, our failure to qualify as a REIT could substantially reduce the funds, if any, available for distribution to our shareholders.

We cannot determine at this time the amount or timing of final remaining distributions, if any, to our shareholders in connection with our liquidation because there are many factors, some of which are not within our control, that could affect the amount or timing of any such distributions, if any.

The remaining amounts, if any, that may ultimately be available for distribution to our shareholders are not yet fully known, there are many factors that may affect the amounts available for distribution to our shareholders, including, among other things, the operating costs and amounts to be set aside for claims, liabilities and other obligations prior to and during the liquidation and winding-up process, and the time required to complete our liquidation and winding up.

Additional liabilities and obligations could arise.

Following the sale of our hotels, we retained liabilities that must be satisfied prior to any final distribution to our shareholders, and some of those liabilities are uncertain. Significant time could be required to resolve some of these liabilities, which could impact both the timing and the amount of any potential final distribution to our shareholders. Also, some liabilities may involve third party disputes or may be beyond our control. We may have underestimated our existing obligations and liabilities or unanticipated or contingent liabilities may arise. For the foregoing reasons, among others, there can be no assurance as to the timing and amount of any final distributions, if any, to our shareholders.

If our transaction costs, liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.

Before making liquidating distributions, if any, to our shareholders, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. The Company Board may also decide to acquire one or more insurance policies covering unknown or contingent claims against us or them, for which we would pay a premium which has not yet been determined. The Company Board may also decide to establish a reserve fund to pay these contingent claims. The amounts of transaction costs in the liquidation are not yet final, so we have used estimates of these costs. To the extent that we have underestimated these costs in calculating our projections or we incur unforeseen additional costs, our actual liquidating distributions may be lower than our estimated range. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions, if any, to our shareholders may be delayed or reduced.

Distributing interests in a liquidating trust or conversion of the Company to another form of liquidating entity may cause you to recognize gain prior to the receipt of cash.

The REIT provisions of the Tax Code generally require that each year we distribute as dividends to our shareholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gains). Our liquidating distributions generally will not qualify as deductible dividends for this purpose unless, among other things, we make such distributions within 24 months after the adoption of the Plan of Liquidation.

Conditions may arise which cause us not to be able to liquidate within such 24-month period. In such event, rather than retain our assets and risk losing our status as a REIT, we may elect, for tax purposes, to transfer our remaining assets and liabilities to a liquidating trust or convert the Company to a liquidating entity that is a limited liability company, partnership or a trust. In addition, the Company Board may cause the Company to transfer its remaining assets and liabilities to a liquidating trust or to convert the Company to another liquidating entity if the Company Board determines, in its discretion, that it is advantageous or appropriate to do so. Such a transfer or conversion would be treated as a distribution of our remaining assets to our shareholders, together with a contribution of the assets to the liquidating trust or other liquidating entity. As a result, you would recognize gain to the extent that your share of the cash and the net fair market value of any assets (less liabilities assumed) received or initially held by the liquidating trust or other liquidating entity was greater than your basis in your Company common stock, regardless of whether you contemporaneously receive a distribution of cash with which to satisfy any resulting tax liability, and the Company may have withholding tax obligations with respect to foreign shareholders. In addition, it is possible that the fair market value of the assets received or initially held by the liquidating trust or other liquidating entity, as estimated for purposes of determining the extent of your gain at the time at which interests in the liquidating trust or other liquidating entity are distributed to the shareholders, will exceed the cash or fair market value of property received by the liquidating trust or other liquidating entity on a later sale of the assets. In this case, you could recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, the deductibility of which may be limited under the Tax Code. The distribution to shareholders of interests in a liquidating trust or the conversion of the Company to a liquidating entity may also cause ongoing adverse tax consequences (particularly to tax-exempt and foreign shareholders, which may be required to file U.S. tax returns with respect to their share of income generated by the liquidating trust or other liquidating entity).

Stockholders may be liable to our creditors for the amount received from us if our reserve fund or the assets transferred to a liquidating trust are inadequate.

In the event that it should not be feasible, in the opinion of the Company Board, for the Company to pay, or adequately provide for, all of our debts and liabilities, or if the Company Board shall determine it is advisable, the Company Board may establish a liquidating trust to which the Company could distribute in kind its unsold assets.

Any reserve fund or assets transferred to a liquidating trust established by us may not be adequate to cover any contingent expenses and liabilities. Under Maryland law, if we make distributions and fail to maintain an adequate reserve fund or fail to transfer adequate assets in a liquidating trust for payment of our contingent expenses and liabilities, each shareholder could be held liable for payment to our creditors of such amounts owed to creditors which we fail to pay. The liability of any shareholder would be limited to the amount of such liquidating distributions previously received by such shareholder from us or the liquidating trust.

Accordingly, in such event, a shareholder could be required to return all such distributions received from the Company or the liquidating trust. If a shareholder has paid taxes on liquidating distributions previously received, a repayment of all or a portion of such amount could result in a shareholder incurring a net tax cost if the shareholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owned no properties as of December 31, 2021.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY / RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock began trading on the NYSE American under its current symbol “CDOR” at the open of market trading on July 21, 2017. The Company’s common stock previously traded on the NASDAQ Stock Market under the same symbol. As the Company would no longer meet continued listing requirements of the Exchange upon the substantial liquidation dividend distribution on December 30, 2021 and after consultation with the Exchange, on December 10, 2021, the Company, in accordance with the authority granted by the Company Board, provided written notice to the Exchange of its intention to voluntarily delist its Common Stock on the Exchange. The Company filed a Form 25 with the SEC and the Exchange relating to the delisting of the Common Stock on December 20, 2021, with the trading of its Common Stock on the Exchange suspended on December 31, 2021. The official delisting of the Common Stock was effective on December 31, 2021.

Special Dividend Liquidation Distribution

In accordance with the Plan of Liquidation, the Company Board approved a special dividend liquidation distribution of $7.94 per share of Common Stock to its stockholders of record as of the close of business on December 27, 2021. The special dividend liquidation distribution was paid on December 30, 2021. Upon completion of the winding-up process and dissolution, if any funds remain, such funds will be distributed to shareholders.

Shareholder Information

As of January 31, 2022, the approximate number of holders of record of our common stock was 107. However, because the majority of our common shares appear to be held by brokers and other institutions on behalf of shareholders, we believe that there are more beneficial holders of our common shares than record holders.

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

The actual amount of future dividends will be determined by the Company Board based on expenditure requirements and the annual distribution requirements under the REIT provisions of the Code, and other factors that the Company Board deems relevant.

For income tax purposes, the distribution made in December 2021 (see “Special Dividend Liquidation Distribution” above) was characterized as a cash liquidation distribution. There were no distributions made in 2020. The distributions paid per share for the year ended December 31, 2019 was characterized as follows.

	For the year ended December 31, 2019
	Amount	%
Common Shares:
Ordinary income	$-	-
Capital gain	-	-
Return of capital	0.585000	100%
Total	$0.585000	100%

Series E Preferred Stock:
Ordinary income	$-	-
Capital gain	-	-
Return of capital	0.468750	100%
Total	$0.468750	100%

The common and preferred share distributions declared on December 11, 2018 and paid on January 3, 2019 and December 31, 2018, respectively, were treated as 2018 distributions for tax purposes.

Shares Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 for a description of securities authorized for issuance under our 2016 Stock Plan.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statement and Notes thereto. This section includes discussion of financial information as of and for the period from January 1, 2021 through December 1, 2021 (the date on which the Liquidation Basis of Accounting was adopted) and the year ended December 31, 2020. Comparisons of 2020 financial information to the same information for 2019 can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 31, 2021.

Hotel Purchase and Sale Agreement

On June 21, 2021, the Company announced that its board of directors (the “Company Board”) is evaluating strategic alternatives to enhance shareholder value. Following unanimous approval by the Company Board, on September 22, 2021, the Company and B9 Cowboy Mezz A LLC, a Delaware limited liability company and affiliate of Blackstone Real Estate Partners (the “Buyer”), entered into a Hotel Purchase and Sale Agreement (the “Purchase Agreement”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Buyer will acquire Company’s portfolio of 15 hotels (the “Portfolio”) for a cash purchase price of $305.0 million (the “Portfolio Sale”), subject to certain credits and adjustments. At a special shareholder meeting (the “Special Stockholder Meeting”) commenced on November 12, 2021, the Portfolio Sale was approved by the Company shareholders.

On November 19, 2021, the Company completed the Portfolio Sale, and received cash proceeds, net of payment of related expenses and the repayment of the Company’s debt, totaling approximately $113.9 million.

Plan of Liquidation

On September 20, 2021 the Company Board unanimously approved a plan of complete liquidation and dissolution (the “Plan of Liquidation”) pursuant to which the Company would be liquidated and dissolved, subject to approval of the Plan of Liquidation (the “Liquidation Proposal”), including the liquidation and dissolution of the Company pursuant thereto, by the Company’s shareholders at the Special Stockholder Meeting. At the Special Stockholder Meeting completed on December 1, 2021, the Liquidation Proposal was approved by Company shareholders. Pursuant to the Plan of Liquidation and in accordance with the applicable provisions of law, the Company is authorized to do all other things reasonably necessary or advisable to complete the liquidation and dissolution of the Company. The Company is not required to obtain any further shareholder approval with respect to the liquidation and dissolution of the Company. Under the Plan of Liquidation, the Company Board may modify, amend or abandon the Plan of Liquidation, notwithstanding shareholder approval, to the extent permitted by the Maryland General Corporation Law (the “MGCL”). The Company has no present plans or intentions to modify, amend or abandon the Plan of Liquidation.

Special Dividend Liquidation Distribution

In accordance with the Plan of Liquidation, the Company Board approved a special dividend liquidation distribution of $7.94 per share of Common Stock to its stockholders of record as of the close of business on December 27, 2021. The special dividend liquidation distribution was paid on December 30, 2021. Upon completion of the winding-up process and dissolution, if any funds remain, such funds will be distributed to shareholders.

Overview

Condor Hospitality Trust, Inc. was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. Our common stock began trading on October 30, 1996 and most recently traded under the symbol “CDOR” on the NYSE American stock exchange (the “Exchange”). As the Company would no longer meet continued listing requirements of the Exchange upon the substantial liquidation dividend distribution on December 30, 2021 (see above under “Special Dividend Liquidation Distribution”) and after consultation with the Exchange, on December 10, 2021, the Company, in accordance with the authority granted by the Company’s board of directors, provided written notice to the Exchange of its intention to voluntarily delist its common stock, par value $0.01 (the “Common Stock”), on the Exchange. The Company filed a Form 25 with the Securities and Exchange Commission (“SEC”) and the Exchange relating to the delisting of the Common Stock on December 20, 2021, with the trading of its Common Stock on the Exchange suspended on December 31, 2021. The official delisting of the Common Stock was effective on December 31, 2021.

The Company is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specialized in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels. As of December 31, 2021, the Company owned no properties pursuant to the Hotel Purchase and Sale Agreement and the Plan of Liquidation as discussed below.

COVID-19 Pandemic

The novel coronavirus (COVID-19) has reduced travel significantly and adversely affected the hospitality industry in general. Since late March 2020, similar to the conditions affecting the hospitality industry as a whole, we experienced occupancy declines at many of our properties which required us to adjust our business operations.

As a result of the above factors, the Company took action at the corporate and hotel level, including, but not limited to:

•Obtained significant modifications of its debt agreements.

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

•Obtaining Paycheck Protection Program (“PPP”) loans authorized under the recently congressionally approved Coronavirus Aid, Relief, and Economic Security (“CARES”) Act totaling $2.3 million, all of which was forgiven in 2021.

•Pursuing corporate cost reductions, including staffing reductions, resulting in decreased in general and administrative expenses compared to historical operations.

•Capital improvement projects were suspended except for emergency circumstances.

•The Company determined that it was advisable and the best business practice to cause a temporary closure of two of its hotels, the Solomons Hilton Garden Inn on April 20, 2020 and the Leawood Aloft on April 9, 2020. These hotels were both reopened on July 1, 2020 and no other hotel closures were deemed necessary.

Hotel Property Portfolio Activity

Acquisitions

During the period from January 1, 2021 through December 1, 2021, there were no hotel acquisitions.

Dispositions

During the period from January 1, 2021 through December 1, 2021, pursuant to the Purchase Agreement discussed above, the Company sold its entire portfolio of 15 hotels for proceeds of $305.0 million, subject to certain credit and adjustments (See “Hotel and Purchase Agreement” above). The following properties were sold:

Hotel Name	City	State	Rooms	Acquisition Date	Company Purchase Price (in thousands)
Hilton Garden Inn	Dowell/Solomons	MD	100	05/25/2012	$11,500
SpringHill Suites	San Antonio	TX	116	10/01/2015	$17,500
Courtyard by Marriott	Jacksonville	FL	120	10/02/2015	$14,000
Hotel Indigo	College Park	GA	142	10/02/2015	$11,000
Aloft (1)	Atlanta	GA	254	08/22/2016	$43,550
Aloft	Leawood	KS	156	12/14/2016	$22,500
Home2 Suites	Lexington	KY	103	03/24/2017	$16,500
Home2 Suites	Round Rock	TX	91	03/24/2017	$16,750
Home2 Suites	Tallahassee	FL	132	03/24/2017	$21,500
Home2 Suites	Southaven	MS	105	04/14/2017	$19,000
Hampton Inn & Suites	Lake Mary	FL	130	06/19/2017	$19,250
Fairfield Inn & Suites	El Paso	TX	124	08/31/2017	$16,400
Residence Inn	Austin	TX	120	08/31/2017	$22,400
TownePlace Suites	Austin	TX	122	01/18/2018	$19,750
Home2 Suites	Summerville	SC	93	02/21/2018	$16,325
Total Rooms			1,908		$287,925

(1)Represents the purchase statistics from the purchase of this hotel by the originally 80% owned unconsolidated Atlanta joint venture that owned the Atlanta Aloft property (the “Atlanta JV”). The Company purchased the remaining 20% interest in the Atlanta JV from our joint venture partner on February 14, 2020 for $7.3 million.

Cash proceeds, net of the payment of related expenses and the repayment of the Company’s debt, totaled approximately $113.9 million.

Operating Performance Metrics

The following table presents our comparative same-store occupancy, ADR, and RevPAR for all our hotels owned at the time of the Portfolio Sale on November 19, 2021. The statistics for the Company’s two hotels that were temporarily closed due to the effects of COVID-19, the Solomons Hilton Garden Inn, which was closed on April 2, 2020 and reopened on July 1, 2020, and the Leawood Aloft, which was closed on April 9, 2020 and reopened on July 1, 2020, include only the periods that the properties were operational. With the exception of these COVID-19 related closures, same-store occupancy, ADR, and RevPAR reflect the performance of hotels during the entire period, regardless of our ownership during the period presented, including 100% of the operating results of the property owned by the Atlanta JV in which the Company had an 80% interest prior to the purchase of the remaining 20% interest on February 14, 2020.

	For the period from January 1 through November 19, 2021			Year ended December 31, 2020
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Total Same-Store Portfolio	68.31%	$108.15	$73.88	51.49%	$99.00	$50.98

Total same-store RevPAR increased by 44.9% in the 2021 period presented, with occupancy increasing by 32.7% and ADR increasing by 9.2%. This increased operating performance reflects the decreased impact of COVID-19 on the 2021 period.

Results of Operations

	For the period from January 1 through December 1, 2021	Year ended December 31, 2020	Variance
Revenue	$47,827	$35,188	$12,639
Hotel and property operations expense	(33,330)	(29,563)	(3,767)
Depreciation and amortization expense	(9,674)	(10,956)	1,282
General and administrative expense	(4,574)	(4,006)	(568)
Strategic alternatives, net	(754)	4,706	(5,460)
Net gain (loss) on disposition of assets	53,014	(18)	53,032
Equity in earnings of joint venture	-	80	(80)

Net gain (loss) on derivatives and convertible debt	6,330	(6,331)	12,661
Other income (expense), net	2,438	(65)	2,503
Interest expense	(9,404)	(8,481)	(923)
Loss on extinguishment of debt	(4,476)	-	(4,476)
Income tax benefit (expense)	(292)	375	(667)
Net earnings (loss)	$47,105	$(19,071)	$66,176

Comparison of the period from January 1, 2021 through December 1, 2021 to the year ended December 31, 2020 (in thousands, except per share amounts)

Revenue

Revenue increased by a total of $12,639, or 35.9%, as a result of the increases in RevPAR resulting from the COVID-19 pandemic as discussed above and increased revenue resulting from the acquisition of the remaining interest in the Atlanta JV in the first quarter of 2020. These increases were partially offset by the decreased period of activity in 2021 as all portfolio hotels were sold on November 19, 2021.

Hotel and property operations expense

Hotel and property operations expense increased by $3,767. Hotel operating expenses were 69.6% of revenue in the 2021 period presented versus 84.0% of revenue in 2020.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $1,282 as a result of the decreased period of activity in the 2021 period presented as all portfolio hotels were sold on November 19, 2021.

General and administrative expense

General and administrative expense increased by $568 driven by consulting and legal fees incurred in the 2021 period presented in preparation for the winding down of the Company.

Strategic alternatives, net

During both the 2021 period presented and 2020, significant expenses were recognized as strategic alternatives expenses, or costs incurred related to the Company’s strategic alternatives initiative. Additionally, during the third and fourth quarters of 2020, expense reimbursements and termination fees totaling $7,500 were received and credited against strategic alternatives expense, net related to a Merger Agreement that was terminated on September 18, 2020 by and among the Company, Condor Hospitality Limited Partnership, NHT Operating Partnership, LLC, NHT REIT Merger Sub, LLC and NHT Operating Partnership II, LLC.

Net gain/loss on disposition of assets

The gain on the disposition of assets in 2021 during the period presented related to the portfolio sale of all of the Company’s hotel properties which occurred on November 19, 2021.

Equity in earnings of joint venture

Equity in earnings of joint venture decreased by $80 between the periods as a result of the acquisition of the remaining interest in the Atlanta JV during the first quarter of 2020, after which point the results from the Atlanta JV were fully consolidated and no longer recorded as an equity method investment.

Net gain/loss on derivatives and convertible debt

The increase in net gain on derivatives and convertible debt of $12,661 was driven by changes in the fair value of the Company’s convertible notes, largely of the 2020 Notes, due to increases and decreases in the Company’s stock price between the issuance of the 2020 Notes and period ends.

Other income/expense, net

The increase in other income was a result of a gain on the forgiveness of PPP loans totaling $2,299 during the second quarter of 2021.

Interest expense

Interest expense increased in total by $923 largely as a result of the issuance of the $10,000 face value 2020 Convertible Notes in November of 2020.

Loss on extinguishment of debt

The Company incurred a loss on extinguishment of debt in 2021 during the period presented as a result of the early repayment of debt as part of the portfolio sale on November 19, 2021.

Income Tax Expense (Benefit)

Income tax expense in both periods was driven primarily by income (loss) earned by the TRS as well as miscellaneous state taxes owed by the Company. Management believes the combined federal and state income tax rate for the TRS will be approximately 24%. Beginning in 2020, after an assessment of the realizability of deferred tax assets based on projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies, the Company recognized a full valuation allowance against net deferred tax assets in the TRS, leading to a valuation allowance of $1,742 recorded as of December 31, 2020. This valuation allowance was maintained in 2021 with the majority of income tax expense in the 2021 period presented related to limitations placed on the use of operating losses against current period income.

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

The following table reconciles net earnings (loss) to FFO and AFFO for the period from January 1, 2021 to December 1, 2021 and the years ended December 31, 2020 and 2019 (in thousands). All amounts presented include only our portion of the results of our unconsolidated Atlanta JV prior to our acquisition of the remaining 20% interest from our joint venture partner on February 14, 2020.

	For the period from January 1 through December 1,	Year ended December 31,
Reconciliation of Net Earnings (Loss) to FFO and AFFO	2021	2020	2019
Net earnings (loss)	$47,105	$(19,071)	$(5,067)
Depreciation and amortization expense	9,674	10,956	9,568
Depreciation and amortization expense from JV	-	145	1,195
Net loss (gain) on disposition of assets	(53,014)	18	36
Net loss on disposition of assets from JV	-	-	2
FFO	3,765	(7,952)	5,734
Dividends declared and undeclared on preferred stock	(383)	(617)	(578)
FFO attributable to common shares and common units	3,382	(8,569)	5,156
Net loss (gain) on derivatives and convertible debt	(6,330)	6,331	1,071
Net loss on derivatives from JV	-	-	1
Acquisitions and terminated transactions expense	-	-	38
Strategic alternatives expense, net	754	(4,706)	2,110
Loss on extinguishment of debt	4,476	-	-
Loss on extinguishment of debt from JV	-	-	138
Stock-based compensation expense	450	173	1,026
Amortization of deferred financing fees	910	1,210	1,267
Amortization of deferred financing fees from JV	-	93	444
AFFO attributable to common shares and common units	$3,642	$(5,468)	$11,251

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

The following table reconciles net earnings (loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA for the period from January 1, 2021 through December 1, 2021 and the years ended December 31, 2020 and 2019 (in thousands). All amounts presented include only our portion of the results of our unconsolidated Atlanta JV prior to our acquisition of the remaining 20% interest from our joint venture partner on February 14, 2020.

	For the period from January 1 through December 1,	Year ended December 31,
Reconciliation of Net earnings (loss) to EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel EBITDA	2021	2020	2019
Net earnings (loss)	$47,105	$(19,071)	$(5,067)
Interest expense	9,404	8,481	7,976
Interest expense from JV	-	225	2,140
Loss on extinguishment of debt	4,476	-	-
Loss on extinguishment of debt from JV	-	-	138
Income tax expense (benefit)	292	(375)	937
Depreciation and amortization expense	9,674	10,956	9,568
Depreciation and amortization expense from JV	-	145	1,195
EBITDA	70,951	361	16,887
Net (gain) loss on disposition of assets	(53,014)	18	36
Net loss on disposition of assets from JV	-	-	2
EBITDAre	17,937	379	16,925
Net (gain) loss on derivatives and convertible debt	(6,330)	6,331	1,071
Net loss on derivative from JV	-	-	1
Stock-based compensation expense	450	173	1,026
Acquisition and terminated transactions expense	-	-	38
Strategic alternatives expense, net	754	(4,706)	2,110
Adjusted EBITDAre	12,811	2,177	21,171
General and administrative expense, excluding stock-based compensation expense	4,124	3,833	4,674
Other expense (income), net	(2,438)	65	104
Unallocated hotel and property operations expense	423	339	227
Hotel EBITDA	$14,920	$6,414	$26,176

Revenue	$47,827	$35,188	$61,052
JV revenue	-	1,218	10,133
Total Company and JV revenue	$47,827	$36,406	$71,185
Hotel EBITDA as a percentage of revenue	31.2%	17.6%	36.8%

Liquidity, Capital Resources, and Equity Transactions

Liquidity Requirements

At December 31, 2021, the Company had $6.5 million of cash and cash equivalents, which the Company believes is sufficient to cover any future payments required to wind up the operations of the Company pursuant to the Plan of Liquidation, including our known liabilities and any unknown or contingent liabilities. We can provide no assurance on the amount or timing of any future liquidating distributions, if any. The actual amount of any future distributions, if any, will be determined by the Company Board based on our actual wind up expenses and other factors that the Company Board deems relevant.

Significant Equity Transactions

The Company received put right notices from all holders of 6.25% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”) of the Company effective June 29, 2021 pursuant to which the holders of the Series E Preferred Stock gave notice of their election to exercise their right to require the Company to redeem all 925,000 shares of the Company’s outstanding Series E Preferred Stock held by them at a value per share equal to 130% of the $10 liquidation preference of the Series E Preferred Stock, plus accrued and unpaid dividends, on July 29, 2021. On July 29, 2021, the Company redeemed the Series E Preferred Stock with common stock by issuing 2,686,571 shares of common stock to the holders of the Series E Preferred Shares pursuant to the terms of the shares, based on the weighted market sale price average of the common stock for the 30 trading days through June 29, 2021 of $4.9021 per share. The Common Stock was issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

As the Company would no longer meet continued listing requirements of the Exchange upon the substantial liquidation dividend distribution on December 30, 2021 (see above under “Special Dividend Liquidation Distribution”) and after consultation with the Exchange, on December 10, 2021, the Company, in accordance with the authority granted by the Company Board, provided written notice to the Exchange of its intention to voluntarily delist its common stock, par value $0.01, on the Exchange. The Company filed a Form 25 with the SEC and the Exchange relating to the delisting of the Common Stock on December 20, 2021, with the trading of its Common Stock on the Exchange suspended on December 31, 2021. The official delisting of the Common Stock was effective on December 31, 2021.

In accordance with the Plan of Liquidation, the Company Board approved a special dividend liquidation distribution of $7.94 per share of Common Stock to its stockholders of record as of the close of business on December 27, 2021. The special dividend liquidation distribution was paid on December 30, 2021. Upon completion of the winding-up process and dissolution, if any funds remain, such funds will be distributed to shareholders.

Sources and Uses of Cash

Cash provided by (used in) Operating Activities.  Our cash provided by (used in) operations was $0.4 million and ($0.8) million for the period from January 1, 2021 through December 1, 2021 and the year ended December 31, 2020, respectively, an increase of $1.2 million. This change in operating cash flow was driven by an increase in net income, after adjusting for non-cash items, of $2.0 million.  Changes in operating assets and liabilities between the periods were individually insignificant.

Cash provided by (used in) Investing Activities.  Our cash provided by (used in) investing activities was $300.6 million and ($7.3) million for the period from January 1, 2021 through December 1, 2021 and the year ended December 31, 2020, respectively. The increase was driven by net cash receipts, after the payment of related expenses, of $301.3 million from the Portfolio Sale during the 2021 period presented and $7.2 million spent on the purchase of the remaining interest in the Atlanta JV during the first quarter of 2020.

Cash provided by (used in) Financing Activities.  Our cash provided by (used in) financing activities was ($181.1) million and $7.2 million for the period from January 1, 2021 through December 1, 2021 and the year ended December 31, 2020, respectively. This change was driven primarily by the Company’s repayment of all its outstanding debt during the 2021 period presented following the Portfolio Sale as well as the issuance of $10.0 million in convertible notes in 2020.

Outstanding Indebtedness

At December 31, 2021, the Company has no outstanding debt. At December 31, 2020, excluding the Company’s two issuances of outstanding convertible debt, we had long-term debt of $168.3 million with a weighted average term to maturity of 2.1 years and a weighted average interest rate of 3.79%. Of this total, $24.8 million was fixed rate debt with a weighted average term to maturity of 2.3 years and a weighted average interest rate of 4.09% and $143.5 million was variable rate debt with a weighted average term to maturity of 2.0 years and a weighted average interest rate of 3.74%.

Significant Debt Transactions

During the second quarter of 2021, the Company’s three PPP loans, with balances totaling $2.3 million, were forgiven by the SBA.

On August 12, 2021, the Company entered into the tenth amendment to its credit facility with KeyBank which, among other things:

•Provided that the Company may borrow up to $500,000 under the credit facility without lender approval, which is exclusive of the ability of the Company to borrow additional amounts with lender approval.

•Increased the interest rate for the credit facility to LIBOR plus 4.00% or a base rate plus 3.00% as of August 31, 2021. The LIBOR rate is subject to a floor of 0.50%.

•Waived the event of default that occurred as a result of the convertible notes issued in 2020 (see Note 7) not being converted to common stock or paid in full by July 1, 2021.

•Amended the foregoing event of default provision to provide that it is an event of default if the convertible notes are not either converted to common stock or paid in full by October 31, 2021 (which was extended to November 30, 2021 on October 15, 2021).

•Provided that the lenders will not declare a default, accelerate our indebtedness or otherwise take enforcement action on or before November 1, 2021 (which was later extended to November 30, 2021 on October 15, 2021) as a result of the cross-default that occurred as of May 27, 2021 due to the defaults under our loan agreement with OSK X, LLC, subject to the continuing satisfaction of certain conditions, including no breach or default of certain agreements, active pursuit of good faith defenses, the absence of certain legal proceedings or bankruptcy events and the maintenance of $6.0 million of liquidity.

On November 19, 2021, all of the Company’s debt was repaid concurrent with the execution of the Hotel Purchase and Sale Agreement. The Company’s debt repayment also included repayment of its outstanding Convertible Notes.

Contractual Obligations

The Company expects that it will have no significant obligations that will require capital as of December 31, 2021.

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

Subsequent to the adoption of the Liquidation Basis of Accounting on December 1, 2021, we are required to estimate all costs and income we expect to incur and earn through the end of liquidation including the estimated amount of cash we expect to collect on the disposal of our assets and the estimated costs to dispose of our assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments. At December 31, 2021, given the Company’s progress through its Plan of Liquidation, no significant market risk remains.

Condor Hospitality Trust, Inc. and Subsidiaries

Index to Consolidated Financial Statements and Schedule III

Page
Report of Independent Registered Public Accounting Firm KPMG (PCAOB ID 185)	19

Consolidated Statement of Net Assets (Liquidation Basis) at December 31, 2021	20
Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2020	21

Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the period from December 1, 2021 through December 31, 2021	22

Consolidated Statements of Operations (Going Concern Basis) for the period from January 1, 2021 through December 1, 2021 and years ended December 31, 2020 and 2019	23

Consolidated Statements of Equity (Going Concern Basis) for the period from January 1, 2021 through December 1, 2021 and the years ended December 31, 2020 and 2019	24

Consolidated Statements of Cash Flows (Going Concern Basis) for the period from January 1, 2021 through December 1, 2021 and the years ended December 31, 2020 and 2019	25

Notes to Consolidated Financial Statements	26

Schedule III – Real Estate and Accumulated Depreciation	49

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Condor Hospitality Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Condor Hospitality Trust, Inc. and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2020 and the period from January 1, 2021 to December 1, 2021, the consolidated statement of net assets in liquidation as of December 31, 2021, the related consolidated statement of changes in net assets in liquidation for the period from December 1, 2021 to December 31, 2021, and the related notes and financial statement schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020 and the period from January 1, 2021 to December 1, 2021, its net assets in liquidation as of December 31, 2021, and the changes in its net assets in liquidation for the period from December 1, 2021 to December 31, 2021, in conformity with U.S. generally accepted accounting principles applied on the bases described below.

Adoption of Liquidation Basis

As discussed in Note 1 to the consolidated financial statements, the shareholders of the Company approved a Plan of Liquidation on December 1, 2021, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to December 1, 2021 from the going-concern basis to a liquidation basis.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters

(signed) KPMG LLP

We have served as the Company’s auditor since 2001.

Chicago, Illinois
February 4, 2022

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statement of Net Assets

(Liquidation Basis)

(In thousands, except share and per share data)

As of December 31,
2021

Assets
Cash and cash equivalents	$6,507
Accounts receivable, net	297
Total Assets	$6,804

Liabilities
Accounts payable, accrued expenses, and other liabilities	$6,308
Total Liabilities	$6,308

Net Assets in Liquidation	$496

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheet

(Going Concern Basis)

(In thousands, except share and per share data)

As of December 31,
2020

Assets
Investment in hotel properties, net	$265,831
Cash and cash equivalents	3,686
Restricted cash, property escrows	3,794
Accounts receivable, net	652
Prepaid expenses and other assets	1,230
Total Assets	$275,193

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$5,372
Dividends and distributions payable	762
Land option liability	8,497
Derivative liabilities, at fair value	880
Convertible debt, at fair value	16,875
Long-term debt, net of deferred financing costs	166,526
Total Liabilities	198,912

Equity
Shareholders' Equity
Preferred stock, 40,000,000 shares authorized:
6.25% Series E, 925,000 shares authorized, $.01 par value, 925,000 shares outstanding, liquidation preference of $10,012	10,050
Common stock, $.01 par value, 200,000,000 shares authorized;12,014,743 shares outstanding	120
Additional paid-in capital	233,332
Accumulated deficit	(167,263)
Total Shareholders' Equity	76,239
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $17	42
Total Equity	76,281

Total Liabilities and Equity	$275,193

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Changes in Consolidated Statement of Net Assets

(Liquidation Basis)

(In thousands, except share and per share data)

For the period from December 1, 2021 to December 31, 2021

Net Assets in Liquidation, December 1, 2021	$117,474
Declaration and payment of cash liquidating distribution	(116,978)
Net Assets in Liquidation, December 31, 2021	$496

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Going Concern Basis)

(In thousands, except per share data)

asd

	For the period from January 1 through December 1,	Year ended December 31,
	2021	2020	2019
Revenue
Room rentals and other hotel services	$47,827	$35,188	$61,052
Operating Expenses
Hotel and property operations	33,330	29,563	38,769
Depreciation and amortization	9,674	10,956	9,568
General and administrative	4,574	4,006	5,700
Acquisition and terminated transactions	-	-	38
Strategic alternatives, net	754	(4,706)	2,110
Total operating expenses	48,332	39,819	56,185
Operating income (loss) before net gain (loss) on disposition of assets	(505)	(4,631)	4,867
Net gain (loss) on disposition of assets	53,014	(18)	(36)
Operating income (loss)	52,509	(4,649)	4,831
Equity in earnings (loss) of joint venture	-	80	190
Net gain (loss) on derivatives and convertible debt	6,330	(6,331)	(1,071)
Other income (expense), net	2,438	(65)	(104)
Interest expense	(9,404)	(8,481)	(7,976)
Loss on extinguishment of debt	(4,476)	-	-
Earnings (loss) before income taxes	47,397	(19,446)	(4,130)
Income tax benefit (expense)	(292)	375	(937)
Net earnings (loss)	47,105	(19,071)	(5,067)
(Income) loss attributable to noncontrolling interest	(12)	7	19
Net earnings (loss) attributable to controlling interests	47,093	(19,064)	(5,048)
Dividends declared and undeclared on preferred stock	(383)	(617)	(578)
Net earnings (loss) attributable to common shareholders	$46,710	$(19,681)	$(5,626)

Earnings (Loss) per Share
Total - Basic Earnings (Loss) per Share	$3.59	$(1.59)	$(0.48)
Total - Diluted Earnings (Loss) per Share	$2.47	$(1.59)	$(0.48)

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Going Concern Basis)

(In thousands, except per share data)

	For the period from January 1, 2021 through December 1, 2021 and years ended December 31, 2020 and 2019
	Shares of preferred stock	Preferred stock	Shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2018	925	$10,050	11,886	$119	$231,805	$(134,970)	$107,004	$848	$107,852
Stock-based compensation	-	-	54	-	670	-	670	-	670
Dividends and distributions declared and undeclared
Common Stock ($0.585 per share)	-	-	-	-	-	(6,986)	(6,986)	-	(6,986)
Series E Preferred Stock	-	-	-	-	-	(578)	(578)	-	(578)
Common Units ($0.011 per unit)	-	-	-	-	-	-	-	(23)	(23)
Redemption of common units	-	-	54	1	714	-	715	(757)	(42)
Net loss	-	-	-	-	-	(5,048)	(5,048)	(19)	(5,067)
Balance at December 31, 2019	925	$10,050	11,994	$120	$233,189	$(147,582)	$95,777	$49	$95,826
Stock-based compensation	-	-	21	-	143	-	143	-	143
Dividends and distributions undeclared
Series E Preferred Stock	-	-	-	-	-	(617)	(617)	-	(617)
Net loss	-	-	-	-	-	(19,064)	(19,064)	(7)	(19,071)
Balance at December 31, 2020	925	$10,050	12,015	$120	$233,332	$(167,263)	$76,239	$42	$76,281
Stock-based compensation	-	-	20	-	421	-	421	-	421
Dividends and distributions undeclared	-	-	-	-	-	-	-	-	-
Series E Preferred Stock	-	-	-	-	-	(383)	(383)	-	(383)
Redemption of Series E Preferred stock	(925)	(10,050)	2,686	27	11,168	-	1,145	-	1,145
Redemption of common units	-	-	-	-	9	-	9	(9)	-
Net earnings	-	-	-	-	-	47,093	47,093	12	47,105
Balance at December 1, 2021	-	$-	14,721	$147	$244,930	$(120,553)	$124,524	$45	$124,569

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Going Concern Basis)

(In thousands)

	For the period from January 1 through December 1,	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$47,105	$(19,071)	$(5,067)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	9,674	10,956	9,568
Net (gain) loss on disposition of assets	(53,014)	18	36
Net (gain) loss on derivatives and convertible debt	(6,330)	6,331	1,071
Loss on extinguishment of debt	4,476	-	-
Equity in (earnings) loss of joint venture	-	(80)	(190)
Distributions from cumulative earnings of joint venture	-	-	170
Amortization of deferred financing costs	910	1,210	1,267
Principal forgiveness on long-term debt	(2,299)	-	-
Stock-based compensation expense	450	173	1,026
Provision for deferred taxes	-	(421)	821
Changes in operating assets and liabilities:
Decrease in assets	142	531	1,172
Decrease in liabilities	(759)	(449)	(622)
Net cash provided by (used in) operating activities	355	(802)	9,252

Cash flows from investing activities:
Additions to hotel properties	(718)	(605)	(1,475)
Distributions in excess of cumulative earnings from joint venture	-	480	1,643
Hotel acquisitions	-	(7,193)	-
Net proceeds from sale of hotel assets	301,299	4	4,191
Net cash provided by (used in) investing activities	300,581	(7,314)	4,359

Cash flows from financing activities:
Deferred financing costs	(589)	(1,660)	(415)
Proceeds from long-term debt	4,584	47,264	1,500
Principal payments on long-term debt	(170,617)	(48,369)	(5,281)
Principal payments on convertible debt	(11,012)	-	-
Proceeds from convertible debt	-	10,000	-
Redemption of common units	-	-	(42)
Tax withholdings on stock compensation	(29)	(30)	(356)
Early repayment penalties	(2,992)	-	-
Extinguishment of interest rate cap	(413)	-	-
Cash dividends paid to common shareholders	-	-	(9,304)
Cash dividends paid to common unit holders	-	-	(36)
Cash dividends paid to preferred shareholders	-	-	(434)
Other items	(3)	(4)	(4)
Net cash provided by (used in) financing activities	(181,071)	7,201	(14,372)

Increase (decrease) in cash, cash equivalents, and restricted cash	119,865	(915)	(761)
Cash, cash equivalents, and restricted cash beginning of period	7,480	8,395	9,156
Cash, cash equivalents, and restricted cash end of period	$127,345	$7,480	$8,395

Supplemental cash flow information:
Interest paid	$9,092	$7,272	$6,732
Income taxes paid	$103	$119	$307

Schedule of noncash investing and financing activities:
Debt assumed in acquisitions	$-	$34,080	$-
Increase in accrued liabilities related to insurance premium financing agreement	$(17)	$207	$22
Land option liability in acquisition	$-	$8,497	$-
Fair value of operating partnership common units issued in acquisitions	$-	$-	$-
Fair value of operating partnership common units converted to common stock	$-	$-	$595

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“Condor”) was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. Condor is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels. Prior to December 31, 2021, the Company’s portfolio of hotel assets was liquidated and a plan of liquidation was undertaken as discussed further below. References to the “Company”, “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including as the context requires, our direct and indirect subsidiaries.

The Company, through its wholly owned subsidiary, Condor Hospitality REIT Trust, owns a controlling interest in Condor Hospitality Limited Partnership (the “operating partnership”), and serves as its general partner. The operating partnership, including its various subsidiary partnerships, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of all properties held by TRS Leasing, Inc.) and conducts all of its operations. At December 31, 2021, the Company owned 99.9% of the common operating units (“common units”) of the operating partnership with the remaining common units owned by other limited partners.

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required by the Internal Revenue Service (“IRS”) for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, the operating partnership and its subsidiaries leased our hotel properties to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc., and its wholly owned subsidiaries (the “TRS”). The TRS in turn engages third-party eligible independent contractors to manage the hotels. The operating partnership, the TRS, and their respective subsidiaries are consolidated into the Company’s financial statements.

Hotel Purchase and Sale Agreement

On June 21, 2021, the Company announced that its board of directors (the “Company Board”) is evaluating strategic alternatives to enhance shareholder value. Following unanimous approval by the Company Board, on September 22, 2021, the Company and B9 Cowboy Mezz A LLC, a Delaware limited liability company and affiliate of Blackstone Real Estate Partners (the “Buyer”), entered into a Hotel Purchase and Sale Agreement (the “Purchase Agreement”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Buyer will acquire Company’s portfolio of 15 hotels (the “Portfolio”) for a cash purchase price of $305,000 (the “Portfolio Sale”), subject to certain credits and adjustments. At a special shareholder meeting (the “Special Stockholder Meeting”) commenced on November 12, 2021, the Portfolio Sale was approved by the Company shareholders.

On November 19, 2021, the Company completed the Portfolio Sale, and received cash proceeds, net of payment of related expenses and the repayment of the Company’s debt, totaling approximately $113,900.

Plan of Liquidation

On September 20, 2021 the Company Board unanimously approved a plan of complete liquidation and dissolution (the “Plan of Liquidation”) pursuant to which the Company would be liquidated and dissolved, subject to approval of the Plan of Liquidation (the “Liquidation Proposal”), including the liquidation and dissolution of the Company pursuant thereto, by the Company’s shareholders at the Special Stockholder Meeting. At the Special Stockholder Meeting completed on December 1, 2021, the Liquidation Proposal was approved by Company shareholders. Pursuant to the Plan of Liquidation and in accordance with the applicable provisions of law, the Company is authorized to do all other things reasonably necessary or advisable to complete the liquidation and dissolution of the Company. The Company is not required to obtain any further shareholder approval with respect to the liquidation

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

and dissolution of the Company. Under the Plan of Liquidation, the Company Board may modify, amend or abandon the Plan of Liquidation, notwithstanding shareholder approval, to the extent permitted by the Maryland General Corporation Law (the “MGCL”). The Company has no present plans or intentions to modify, amend or abandon the Plan of Liquidation.

Special Dividend Liquidation Distribution

In accordance with the Plan of Liquidation, the Company Board approved a special dividend liquidation distribution of $7.94 per share of Common Stock to its stockholders of record as of the close of business on December 27, 2021. The special dividend liquidation distribution was paid on December 30, 2021. Upon completion of the winding-up process and dissolution, if any funds remain, such funds will be distributed to shareholders.

Our common stock began trading on October 30, 1996 and most recently traded under the symbol “CDOR” on the NYSE American stock exchange (the “Exchange”). As the Company would no longer meet continued listing requirements of the Exchange upon the substantial liquidation dividend distribution on December 30, 2021 and after consultation with the Exchange, on December 10, 2021, the Company, in accordance with the authority granted by the Company Board, provided written notice to the Exchange of its intention to voluntarily delist its common stock, par value $0.01 (the “Common Stock”), on the Exchange. The Company filed a Form 25 with the Securities and Exchange Commission (“SEC”) and the Exchange relating to the delisting of the Common Stock on December 20, 2021, with the trading of its Common Stock on the Exchange suspended on December 31, 2021. The official delisting of the Common Stock was effective on December 31, 2021.

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

Liquidation Basis of Accounting

The approval of the Plan of Liquidation by the Company’s shareholders on December 1, 2021 caused the Company’s basis of accounting to change from the going concern basis (“Going Concern Basis”) to the liquidation basis of accounting (“Liquidation Basis of Accounting”), which requires the Company’s assets to be measured at the estimated amounts of consideration the Company expects to collect in settling and disposing of its assets and liabilities are to be measured at the estimated amounts at which the liabilities are expected to be settled. All financial results and disclosures up through December 1, 2021, prior to adopting the Liquidation Basis of Accounting, are presented based on a Going Concern Basis, which presents assets and liabilities in the normal course of business. As a result, the balance sheet as of December 31, 2020, and the statements of operations, equity, and cash flows for the period January 1 through December 1, 2021 and the years ended December 31, 2020 and 2019 are presented on a Going Concern Basis, consistent with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

COVID-19 Pandemic

The novel coronavirus (COVID-19) has reduced travel significantly and adversely affected the hospitality industry in general. Since late March 2020, similar to the conditions affecting the hospitality industry as a whole, we experienced occupancy declines at many of our properties which required us to adjust our business operations.

As a result of the above factors, the Company took action at the corporate and hotel level, including, but not limited to:

•Obtained significant modifications of its debt agreements.

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

•Obtaining Paycheck Protection Program (“PPP”) loans authorized under the recently congressionally approved Coronavirus Aid, Relief, and Economic Security (“CARES”) Act totaling $2,299, all of which was forgiven in 2021.

•Pursuing corporate cost reductions, including staffing reductions, resulting in decreased in general and administrative expenses compared to historical operations.

•Capital improvement projects were suspended except for emergency circumstances.

•The Company determined that it was advisable and the best business practice to cause a temporary closure of two of its hotels, the Solomons Hilton Garden Inn on April 20, 2020 and the Leawood Aloft on April 9, 2020. These hotels were both reopened on July 1, 2020 and no other hotel closures were deemed necessary.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash and highly liquid investments with original maturities of three months or less when acquired, and are carried at cost which approximates fair value. The Company maintained a major portion of its deposits with Huntington Bancshares Incorporated at December 31, 2021 and 2020. The balances on deposit at Huntington Bancshares Incorporated may at times exceed the federal deposit insurance limit, however, management believes that no significant credit risk exists with respect to the uninsured portion of these cash balances.

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

Hotel operating revenues can be disaggregated into the following categories to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the period from January 1 through December 1,	For the year ended December 31,
	2021	2020	2019
Rooms	$45,572	$33,276	$58,353
Food and beverage	728	684	1,370
Other	1,527	1,228	1,329
Total revenue	$47,827	$35,188	$61,052

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

With the exception of fixed rate debt (see Note 9) and other financial instruments carried at fair value, the carrying amounts of the Company’s financial instruments approximates their fair values due to their short-term nature or variable market-based interest rates.

Fair Value Option

Under U.S. GAAP, the Company has the irrevocable option to report most financial assets and financial liabilities at fair value on an instrument by instrument basis, with changes in fair value reported in net earnings. This option was elected for the treatment of the Company’s convertible debt entered into on March 16, 2016 and November 19, 2020 (see Note 8).

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

NOTE 2. INVESTMENT IN HOTEL PROPERTIES

Investments in hotel properties consisted of the following at December 31:

As of
December 31, 2020
Land	$34,928
Buildings, improvements, vehicle	244,041
Furniture and equipment	24,622
Initial franchise fees	1,784
Construction-in-progress	123
Right of use asset	62
Investment in hotel properties	305,560

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Less accumulated depreciation	(39,729)
Investment in hotel properties, net	$265,831

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

As of December 31, 2020, the Company's right-of-use assets, net of $62 are included in Investment in hotel properties, net and its related lease liabilities of $62 are presented in Accounts payable, accrued expenses, and other liabilities in the Company's consolidated balance sheet. The adoption of this standard had minimal impact on the Company's consolidated statements of operations.

NOTE 3. ACQUISITION OF HOTEL PROPERTIES

The Company did not acquire any properties during the period from January 1, 2021 through December 1, 2021 or the years ended December 31, 2020 or 2019.

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

NOTE 4: DISPOSITION OF HOTEL PROPERTIES

As discussed above, following unanimous approval by the Company Board, on September 22, 2021, the Company entered into the Purchase Agreement which provided that the Company would sell its portfolio of 15 hotels for a cash purchase price of $305,000, subject to certain credits and adjustments. On November 19, 2021, the Company completed the Portfolio Sale and simultaneously settled all of the Company’s outstanding debt, resulting in a total gain on sale of $53,039 which is included in net gain/loss on disposition of assets on the consolidated statement of operations.

During the year ended December 31, 2020, no hotels were sold. During the year ended December 31, 2019, the Company sold one hotel resulting in a gain of $62 which is included in net gain/loss on disposition of assets on the consolidated statement of operations.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Under the Atlanta JV agreement, the Atlanta JV was managed by TWC in accordance with business plans and budgets approved by both partners. Major decisions as detailed in the agreement also required joint approval. Condor could remove TWC as manager of the Atlanta JV and appoint a new manager only upon the occurrence of certain events. The Atlanta Aloft hotel was managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC. The Atlanta JV paid to Boast total management fees of $61 and $380 during the years ended December 31, 2020 and 2019, respectively. The management of the Atlanta Aloft hotel was moved to Aimbridge Hospitality on March 1, 2020 following the acquisition of the remaining interest in the Atlanta JV by Condor.

Net cash flow from the Atlanta JV was distributed each fiscal year first with a 10% preferred return on capital contributions to Condor, second with a 10% preferred return on capital contributions to TWC, and third with any remainder distributed to the partners based on their pro-rata equity ownership. Profits were allocated in the same proportion as net cash flow. Losses were allocated based on pro-rata equity ownership. Cash distributions totaling $480 and $1,813 were received by the Company from the Atlanta JV during the years ended December 31, 2020 and 2019, respectively.

The table below provides the components of net earnings (loss), including the Company’s share of the Atlanta JV, for the years ended December 31, 2020 and 2019:

	For the period of January 1 to February 14,	Year ended December 31,
	2020	2019
Revenue
Room rentals and other hotel services	$1,522	$12,666
Operating Expenses
Hotel and property operations	960	8,084
Depreciation and amortization	181	1,494
Total operating expenses	1,141	9,578
Operating income	381	3,088
Net loss on disposition of assets	-	(2)
Net loss on derivative	-	(1)
Interest expense	(281)	(2,675)
Loss on extinguishment of debt	-	(172)
Net earnings (loss)	$100	$238

Condor allocated earnings (loss)	$80	$190
TWC allocated earnings (loss)	20	48
Net earnings (loss)	$100	$238

NOTE 6. NET ASSETS IN LIQUIDATION

The following is a reconciliation of Shareholders’ Equity under the Going Concern Basis of accounting to net assets in liquidation under the Liquidation Basis of Accounting as of December 1, 2021:

As of December 1, 2021

Total Equity, December 1, 2021 (Going Concern Basis)	$124,569
Write-off of assets not recoverable in cash (1)	(1,463)
Accrual of future expenditures (2)	(5,632)
Net Assets in Liquidation, December 1, 2021 (Liquidation Basis)	$117,474

(1) Write-off of assets that will not be converted into cash, including unamortized prepaid assets and investment in hotel properties for corporate use that will not be sold.
(2) Accrual of estimates of all future cash expenditures, including change of control payments, corporate severance, compensation costs, and legal and compliance fees.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

This estimate contains expected future cash outflows related to the Plan of Liquidation. The Liquidation Basis of Accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. Actual amounts can vary significantly from estimated amounts due to, among other things, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.

NOTE 7. LONG-TERM DEBT

Long-term debt related to wholly owned properties consisted of the following loans payable at December 31, 2020:

Lender	Balance at December 31, 2020	Interest rate at December 31, 2020	Maturity	Amortization provision	Properties encumbered at December 31, 2020
Fixed rate debt
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18	$8,454	4.54%	08/2024	25 years	1
OSK X, LLC (1)	13,199	4.33%	12/2023 (5)	25 years	1
OSK X, LLC (1)	880	4.33%	12/2023 (5)	7 years	-
Paycheck Protection Program (7)	2,299	1.00%	05/2022	(7)	-
Total fixed rate debt	24,832

Variable rate debt
Wells Fargo	25,386	2.55% (2)	11/2022 (6)	30 years	3
KeyBank credit facility (3)	118,114	4% (4)	1/2023	Interest only	10
Total variable rate debt	143,500				15

Total long-term debt	$168,332
Less: Deferred financing costs	(1,806)
Total long-term debt, net of deferred financing costs	$166,526

(1) Both loans are collateralized by Aloft Leawood. These loans were formerly held by Great Western Bank prior to being purchased by OSK X, LLC on December 24, 2020.

(2) Variable rate of 30-day LIBOR plus 2.39%, effectively fixed at 4.44% after giving effect to interest rate swap (see Note 9).

(3) The commitment fee on unused facility is 0.20% when the usage is over 50% of the total commitment and 0.25% when the usage under 50% of the commitment. Total unused availability under this credit facility was $11,886 at December 31, 2020.

(4) Borrowings under the facility accrued interest based on a leverage-based pricing grid, at the Company’s option, at either LIBOR plus a spread of 3.25% or a base rate plus 2.25%.

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

At December 31, 2020, we had long-term debt of $168,332 with a weighted average term to maturity of 2.1 years and a weighted average interest rate of 3.79%. Of this total, at December 31, 2020, $24,832 was fixed rate debt with a weighted average term to maturity of 2.3 years and a weighted average interest rate of 4.09% and $143,500 was variable rate debt with a weighted average term to maturity of 2.0 years and a weighted average interest rate of 3.74%.

As previously discussed, all of the Company’s debt was repaid in full on November 19, 2021 as part of the Portfolio Sale.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 8: CONVERTIBLE DEBT AT FAIR VALUE

As part of an agreement entered into on March 16, 2016 (the “Exchange Agreement”) with Real Estate Strategies, L.P. (“RES”, which also includes affiliated entities), the Company issued to RES a Convertible Promissory Note (the “2016 Note”), bearing interest at 6.25% per annum, in the principal amount of $1,012 initially convertible into shares of 6.25% Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”), which could be subsequently converted into 97,269 shares of common stock. Following the conversion of all of the outstanding Series D Preferred Stock into common stock and the issuance of the Series E Preferred Stock on March 1, 2017, the 2016 Note was amended to be convertible directly into 97,269 shares of common stock at any time at the option of RES or automatically when the 6.25% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”) was required to be converted or is redeemed in whole (see Note 11). The 2016 Note was not convertible to the extent that a conversion would cause RES, together with its affiliates, to beneficially own more than 49% of the voting stock of the Company at the time of the conversion. Any conversion reduces the principal amount of the Note proportionally.

On November 19, 2020, the Company entered into separate Convertible Promissory Notes and Loan Agreements (the “2020 Notes”) in favor of (a) SREP III Flight—Investco 2, L.P. (“SREP”), an affiliate of StepStone Group LP, for $7,220, and (b) Efanur S.A. (“Efanur”), an affiliate of IRSA Inversiones y Representaciones Sociedad Anónima, for $2,780. Pursuant to the 2020 Notes, the Company borrowed $10,000 from SREP and Efanur and used the proceeds to repay loans outstanding under the credit facility. Each of the 2020 Notes accrued interest at 10.00% per annum, provided for the interest rate to increase to 20% upon an Event of Default or if any amounts under the applicable Note are outstanding after May 31, 2021, provided for the capitalization of interest, and provided for the payment of all accrued and unpaid interest and principal on the maturity date. Each of the Notes also provided, subject to a Make Whole Fee (as defined in the respective Note) payable to SREP and Efanur, as applicable, for the interest rate to increase to 25% upon a determination by the disinterested members of the board of directors of the Company (a) not to proceed with, or to terminate, a Rights Offering, (b) to prohibit a Non-Rights Offering Conversion or (c) not to seek shareholder approval of the transactions contemplated by the Notes, including the issuance of shares of common stock of the Company and the conversion price, because the failure to make any such determination would reasonably be expected to constitute a breach of the directors’ duties under Maryland law.

The Company made an irrevocable election to record these notes in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of the notes. As such, gains and losses on the notes are included in net gain (loss) on derivatives and convertible debt within net earnings (loss) each reporting period. Gains (losses) related to these notes were recognized totaling $5,863, ($5,795), and ($80) during the period from January 1 to December 1, 2021 and the years ended December 31, 2020 and 2019, respectively. The fair value of the 2016 Note was determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options and is considered a Level 3 fair value measurement. The fair value of the 2020 Note was based on the value of the note upon conversion due to the high probability associated with that event. Interest expense related to these notes was recorded separately from other changes in its fair value within interest expense each period.

Both the 2016 Note and the 2020 Notes were repaid in full on November 19, 2021 following the Portfolio Sale.

NOTE 9: FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At December 31, 2020, the Company’s convertible debt (see Note 8) and certain derivative instruments were the only financial instruments measured in the consolidated financial statements at fair value on a recurring basis. Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired hotel properties and related assumed debt in 2020 (see Note 3) and in the valuation of stock-based compensation grants (see Note 13).

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Derivative Instruments

The Company utilized derivatives, such as interest rate swaps and caps, to manage its interest rate risk. The fair value of interest rate positions was determined using the standard market methodology of netting the discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions were based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. These interest rate positions at December 31, 2020 were as follows. All derivative positions were settled as part of the settlement of debt with the Portfolio Sale on November 19, 2021.

Associated debt	Type	Terms	Effective Date	Maturity Date	Notional amount at December 31, 2020
Wells Fargo	Swap	Swaps 30-day LIBOR for fixed rate of 2.053%	11/2017	11/2022	$25,386 (1)

(1)Notional amounts amortize consistently with the principal amortization of the associated loans.

Included in the Series E Preferred Stock issued on March 1, 2017 was a redemption right that allowed the Company to redeem up to a total of 490,250 shares of Series E Preferred Stock for specific percentages of its liquidation preference (see Note 11). This option required bifurcation and was determined to be an asset with a fair value on the date of issuance of $150 using a trinomial lattice-based model, considered a Level 3 fair value measurement.

All derivatives recognized by the Company were reported as either derivative assets or liabilities on the balance sheets and were adjusted to their fair value at each reporting date. All gains and losses on derivative instruments are included in net gain (loss) on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the statements of operations. Net gains (losses) of $467, ($536), and ($991), were recognized related to derivative instruments for the period from January 1 to December 1, 2021 and the years ended December 31, 2020 and 2019, respectively.

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

There were no transfers between levels during the period from January 1 to December 1, 2021 or the years ended December 31, 2020 or 2019.

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the statements of operations during the periods:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

	For the period January 1 to December 1,	Year ended December 31,
	2021	2020
	Convertible debt	Series E Preferred embedded redemption option	Convertible debt	Total
Fair value, beginning of period	$(16,875)	$22	$(1,080)	$(1,058)
Net gains (losses) recognized in earnings	5,863	(22)	(5,795)	(5,817)
Purchase and issuances	11,012	-	(10,000)	(10,000)
Sales and settlements	-	-	-	-
Gross transfers into Level 3	-	-	-	-
Gross transfers out of Level 3	-	-	-	-
Fair value, end of period	$-	$-	$(16,875)	$(16,875)

Total unrealized gains (losses) during the period included in earnings related to instruments held at end of period	$5,863	$(22)	$(5,795)	$(5,817)

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

Carrying value at December 31, 2020	Estimated fair value at December 31, 2020
$166,526	$167,349

NOTE 10. COMMON STOCK

The Company’s common stock is duly authorized, full paid, and non-assessable.

On July 29, 2021, the Company redeemed the Series E Preferred Stock with common stock by issuing 2,686,571 shares of common stock (see Note 11).

As the Company would no longer meet continued listing requirements of the Exchange upon the substantial liquidation dividend distribution and after consultation with the Exchange, on December 10, 2021, the Company, in accordance with the authority granted by the Company Board, provided written notice to the Exchange of its intention to voluntarily delist its common stock on the Exchange. The Company filed a Form 25 with the Securities and Exchange Commission and the Exchange relating to the delisting of the Common Stock on December 20, 2021, with the trading of its Common Stock on the Exchange suspended on December 31, 2021. The official delisting of the Common Stock was effective on December 31, 2021.

NOTE 11. PREFERRED STOCK

Series E Redeemable Convertible Preferred Stock

The Series E Preferred Stock ranked senior to the Company’s common stock and any other preferred stock issuances and received preferential cumulative cash dividends at a rate of 6.25% per annum, payable quarterly of the $10.00 face value per share. If the Company failed to pay a dividend then during the period that dividends were not paid, additional dividends accrued at a rate of 9.50% per annum on the unpaid amount. Dividends on the Series E

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Preferred Stock accrued whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends were declared, and whether or not such dividends were prohibited by agreement.

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

NOTE 12. NONCONTROLLING INTEREST OF COMMON UNITS IN THE OPERATING PARTNERSHIP

At December 31, 2021 and 2020, 213,904 and 219,183 of the operating partnership’s common units were outstanding, respectively, all of which were held by limited partners. The total redemption value for the common units was $0 and $17 at December 31, 2021 and 2020, respectively. Our ownership interest in the operating partnership as of both December 31, 2021 and 2020 was 99.9%.

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

During the year ended December 31, 2021, 5,279 common units were converted into 102 shares of common stock. No common units were redeemed during the year ended December 31, 2020. During the year ended December 31, 2019, 259,685 common units were redeemed for cash totaling $42 and 2,802,256 common units were converted into 53,891 shares of common stock.

NOTE 13. STOCK-BASED COMPENSATION

The Company currently has in place the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016. The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation. The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 761,538 following an amendment to the plan to increase the number of available shares by 300,000 that was approved by shareholders on May 17, 2018 at the annual meeting of shareholders. As of December 31, 2021, there were 433,110 common shares available for issuance under the 2016 Stock Plan.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Service Condition Share Awards

From time to time, the Company awards restricted shares of common stock to employees, officers, and members of the Board of Directors under the 2016 Stock Plan. These shares generally vest ratably over five years for employees and officers and three years for members of the Board of Directors based on continued service or employment. Dividends paid on these restricted shares during the vesting period are not forfeited in the event that the shares fail to vest. The following table presents a summary of the service condition unvested share activity for the years ended December 31, 2021, 2020, and 2019:

	Shares	Weighted-average grant date fair value
Unvested at December 31, 2018	76,500	$10.48
Granted	21,917	$8.48
Vested	(50,328)	$9.94
Forfeited	(1,407)	$9.23
Unvested at December 31, 2019	46,682	$10.16
Granted	4,775	$5.52
Vested	(20,201)	$10.01
Forfeited	(2,328)	$9.14
Unvested at December 31, 2020	28,928	$9.57
Granted	4,740	$5.15
Vested	(33,668)	$8.95
Unvested at December 31, 2021	-

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

During the period from January 1 through December 1, 2021, 23,479 shares were issued related to these performance awards with a grant date fair value totaling $171. During the year ended December 31, 2020, there were no shares issued related to performance based share awards. During the year ended December 31, 2019, 13,778 shares with a grant date fair value totaling $122 were awarded to the executive based on 2018 FFO. Simultaneously, 2,550 fully vested shares were issued to the executive with a fair value of $22 as a discretionary award.

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

A total of 20,807, 24,607, and 14,936 shares were issued to independent directors under the 2016 Stock Plan with respect to these fees during the period from January 1 through December 1, 2021 and the years ended December 31, 2020 and 2019, respectively.

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation related to employees and directors for the period from January 1 through December 1, 2021 and the years ended December 31, 2020 and 2019, was $450, $173, and $1,026, respectively, all of which is included in general and administrative expense.

NOTE 14. INCOME TAXES

For the period from January 1 through December 1, 2021 and the years ended December 2020 and 2019, the income tax expense related to the operating partnership included primarily certain state and local taxes totaling $99, $105, and $175 respectively.

The components of the income tax expense (benefit) from the TRS for the period from January 1, 2021 through December 1, 2021 and the years ended December 31, 2020 and 2019 were as follows:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

	For the period from January 1 through December 1,	Year ended December 31,
	2021	2020	2019
Federal:
Current	$184	$-	$-
Deferred	-	(550)	817
State and local:
Current	9	-	2
Deferred	-	70	(57)
Income tax expense (benefit)	$193	$(480)	$762

Actual income tax expense of the TRS for the period from January 1 through December 1, 2021 and the years ended December 31, 2020 and 2019 differs from the “expected” income tax expense (benefit) (computed by applying the appropriate U.S. federal income tax rate of 21% to earnings before income taxes) as a result of the following:

	For the period from January 1 through December 1,	Year ended December 31,
	2021	2020	2019
Computed "expected" income tax (benefit) expense	$729	$(1,893)	$403
State income taxes, net of federal income tax (benefit) expense	184	(240)	62
(Decrease) increase in valuation allowance	(801)	1,383	(124)
Return to provision adjustments	81	248	431
Other	-	22	(10)
Total income tax expense (benefit)	$193	$(480)	$762

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are as follows:

	As of December 31, 2021 (Liquidation Basis)	As of December 31, 2020 (Going Concern Basis)
Deferred Tax Assets
Accrued expenses and other	$-	$101
Net operating losses carried forward for federal income tax purposes	693	1,951
Net operating losses carried forward for state income tax purposes	248	424
AMT	-	-
Subtotal deferred tax assets	941	2,476
Valuation allowance	(941)	(1,742)
Total deferred tax assets	-	734

Deferred Liabilities
Tax depreciation in excess of book depreciation	-	734
Atlanta JV basis difference	-	-
Total deferred tax liabilities	-	734
Net deferred tax assets (liabilities)	$-	$-

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Prior to 2020, it was determined by management that a valuation allowance against deferred tax assets was not required, with the exception of an allowance against certain state net operating losses, as management believed that it is more likely than not that remaining deferred tax assets will be realized. In 2020, as a result of the impact of the COVID-19 pandemic on the Company’s performance, the Company believes that a full valuation allowance against the net deferred tax asset position was necessary at December 31, 2020, which requires a valuation allowance of $1,742 as of that date. During the period from January 1 through December 1, 2021, as a result of a taxable gain in the TRS due to the Portfolio Sale, a portion of the valuation allowance was released to offset the gain, leaving a valuation allowance of $941 against the full net deferred tax asset position on December 1, 2021.

After consideration of limitations related to a change in control as defined under Internal Revenue Code Section 382 following the Company’s common and preferred equity transactions, the TRS’s net operating loss carryforward at December 31, 2021 as determined for federal income tax purposes was $3,301. The availability of the loss carryforwards will expire in 2027 through 2034, with an indefinite carryforward for losses arising after December 31, 2017. These net operating losses are not expected to be realized as a result of the Plan of Liquidation as previously discussed.

As of December 31, 2021, the tax years that remain subject to examination by major tax jurisdictions generally include 2018 through 2021.

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

For income tax purposes, the distribution made in December 2021 was characterized as a cash liquidation distribution. There were no distributions made in 2020. The distributions paid per share for the year ended December 31, 2019 was characterized as follows.

	For the year ended December 31, 2019
	Amount	%
Common Shares:
Ordinary income	$-	-
Capital gain	-	-
Return of capital	0.585000	100%
Total	$0.585000	100%

Series E Preferred Stock:
Ordinary income	$-	-
Capital gain	-	-
Return of capital	0.468750	100%
Total	$0.468750	100%

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

	For the period from January 1 through December 1,	Year ended December 31,
	2021	2020	2019
Numerator: Basic
Net earnings (loss) attributable to common shareholders	$46,710	$(19,681)	$(5,626)
Less: Allocation to participating securities	(75)	-	(38)
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$46,635	$(19,681)	$(5,664)

Numerator: Diluted
Net earnings (loss) attributable to common shareholders, net of amount allocated to participating securities	$46,635	$(19,681)	$(5,664)
Interest and fair value adjustment on Convertible Notes	(4,212)	-	-
Series E Preferred Stock dividends	383	-	-
Total Diluted	$42,806	$(19,681)	$(5,664)

Denominator
Weighted average number of common shares - Basic	13,008,279	11,966,982	11,856,113
Convertible Notes	3,950,501	-	-
Series E Preferred Stock	360,980	-	-
Weighted average number of common shares - Diluted	17,319,760	11,966,982	11,856,113

Earnings Per Share
Basic Earnings (Loss) per Share	$3.59	$(1.59)	$(0.48)
Diluted Earnings (Loss) per Share	$2.47	$(1.59)	$(0.48)

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	For the period from January 1 through December 1,	Year ended December 31,
	2021	2020	2019
Unvested restricted stock	13,778	38,012	62,742
Series E Preferred Stock	-	668,111	668,111
2016 Convertible Note	-	97,269	97,269
2020 Convertible Note	-	459,016	-
Operating partnership common units (1)	4,177	4,215	54,330
Total potentially dilutive securities excluded from the denominator	17,955	1,266,623	882,452

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(1)Common units have been omitted from the denominator for the purpose of computing diluted EPS since the effect of including these amounts in the numerator and denominator would have no impact on calculated EPS.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Management Agreements

During the period of our hotel ownership, our TRS engaged eligible independent contractors as property managers for each of our hotels in accordance with the requirements for qualification as a REIT. The hotel management agreements provided that the management companies had control of all operational aspects of the hotels, including employee-related matters. The management companies generally had to maintain each hotel under their management in good repair and condition and perform routine maintenance, repairs, and minor alterations. Additionally, the management companies were required to operate the hotels in accordance with the national franchise agreements that cover the hotels, which includes, as applicable, using franchisor sales and reservation systems and abiding by franchisors’ marketing standards. The management agreements generally required the TRS to fund debt service, working capital needs, and capital expenditures and to fund the management companies’ third-party operating expenses, except those expenses not related to the operation of hotels. The TRS also was responsible for obtaining and maintaining certain insurance policies with respect to the hotels.

Each of the management companies employed by the TRS for the periods presented received a base monthly management fee of 3.0% to 3.5% of gross hotel revenue, with incentives for performance which increase such fee to a maximum of 5.0%. For the period from January 1 through December 1, 2021 and the years ended December 31, 2020 and 2019, base management fees incurred totaled $1,435, $1,042, and $1,813, respectively. For the period from January 1 through December 1, 2021 and the years ended December 31, 2020 and 2019, incentive management fees totaled $204, $0, and $141, respectively.

Franchise Agreements

For all periods presented prior to the Portfolio Sale, all of our properties operated under franchise licenses from national hotel companies. Under our franchise agreements, we were required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue. Franchise fee expense totaled $3,614, $2,597, and $4,685, for period from January 1 through December 1, 2021 and the years ended December 31, 2020 and 2019, respectively.

Leases

Office lease expense totaled $19, $27, and $133 in the period from January 1 through December 1, 2021 and the years ended December 31, 2020 and 2019, respectively, and is included in general and administrative expense.

Benefit Plans

The Company has a qualified contributory retirement plan under Section 401(k) of the Code (the “401(k) Plan”) which covers all employees who meet certain eligibility requirements.  Voluntary contributions may be made to the 401(k) Plan by employees.  The 401(k) Plan is a Safe Harbor Plan and requires a mandatory employer contribution.  The employer contribution expense for the period from January 1 through December 1, 2021 and the years ended December 31, 2020 and 2019 was $35, $26, and $52, respectively, and is included in general and administrative expenses.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Schedule III Real Estate and Accumulated Depreciation

As of December 1, 2021

(In thousands)

	ASSET BASIS	Total
(a)	Balance at December 31, 2018	$257,199
	Additions	1,504
	Disposals	(7,843)
	Balance at December 31, 2019	250,860
	Additions	54,759
	Disposals	(121)
	Balance at December 31, 2020	$305,498
	Additions	1,494
	Disposals	(306,646)
	Balance at December 1, 2021	$346

	ACCUMULATED DEPRECIATION	Total
(b)	Balance at December 31, 2018	$22,929
	Depreciation for the period ended December 31, 2019	9,563
	Depreciation on assets sold or disposed	(3,615)
	Balance at December 31, 2019	28,877
	Depreciation for the period ended December 31, 2020	10,951
	Depreciation on assets sold or disposed	(99)
	Balance at December 31, 2020	$39,729
	Depreciation for the period ended December 1, 2021	9,669
	Depreciation on assets sold or disposed	(49,056)
	Balance at December 1, 2021	$342

(a)The aggregate cost of land, buildings, furniture, and equipment for Federal income tax purposes is approximately $0 (unaudited)

(b)Depreciation is computed based upon the follow useful lives:

Buildings and improvements 15 – 40 years

Furniture and equipment 3 – 12 year

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

Management’s Annual Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The Company’s management used the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers of the Company

In connection with the winding-up of the affairs of the Company, the Company simplified its executive officer group, with one person serving as the sole executive for the completion of the winding-up of the Company’s affairs.

J. William Blackham resigned from his positions as Chief Executive Officer and President of the Company effective December 24, 2021 as part of the simplification process. Mr. Blackham remains a director of the Company.

Jill Burger notified the Company resigned from her positions as Interim Chief Financial Officer and Chief Accounting Officer of the Company effective December 24, 2021 and effective December 25, 2021 was appointed President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Company.

Ms. Burger, age 49, joined the Company in February 2018 as Director of Accounting. Since November 2020, Ms. Burger has served as the Company’s Interim Chief Financial Officer and Chief Accounting Officer. Prior to joining the Company, Ms. Burger was employed with First National Bank of Omaha starting in February 2014, serving as a Senior Finance Manager for the Consumer Banking Group. Prior to First National Bank, Ms. Burger held multiple roles over an eighteen-year period in Accounting and Finance at Infogroup, Inc. She has extensive experience in managing accounting departments and providing financial reporting for both public and privately held companies. She is a graduate of the University of Northern Iowa and holds a Bachelor of Science degree in Accounting.

Ms. Burger’s salary is at a $140,000 annualized rate through June 30, 2022 and then at a $50,000 annualized rate from July 1, 2022 until the winding-up of the Company’s affairs is completed.

Directors

In connection with the winding-up of the affairs of the Company and reducing expenses, six directors have resigned and thereby reduced the size of the Board of Directors from nine members to three members. The following persons resigned as members of the Board of Directors and committees effective December 31, 2021: Thomas Calahan, Matias Gaivironsky, Drew Iadanza, Donald J. Landry, Brendan MacDonald and Saul Zang.

None of the director resignations were due to any disagreement with the Company or its management on any matter relating to the Company’s operations, policies or practices. Following the resignations, J. William Blackham, Daphne J. Dufresne and Daniel R. Elsztain continue as members of the Board of Directors.

J. William Blackham, Director.  Mr. Blackham, age 68, was appointed President and Chief Executive Officer and a member of the board of directors on March 2, 2015.  Mr. Blackham resigned as President and Chief Executive Officer on December 24, 2021, and remains as a director. Mr. Blackham, since 2008 to present, is a co-owner and the managing member of Trinity Investment Partners, LLC.  Also since early 2011, he has served as the owner and managing member of Proximo Investments & Advisors, LLC, an investment and advisory company, and in various roles, including consultant, trustee and manager of affiliates, for Assured Administration, LLC.  He was president and CEO of Eagle Hospitality, a hotel REIT which traded on the NYSE until its sale in 2007 and has been active for several decades in entities involved in real estate and hospitality development, acquisition and advisory services.

Mr. Blackham’s extensive experience as a leader of real estate ventures, his public hospitality REIT experience, and his proven capital raising experience provides the board with strong leadership and expertise in the hospitality REIT industry.

Daphne J. Dufresne, Director.  Ms. Dufresne, age 49, is a Managing Partner of GenNx360 Capital Partners, a private equity firm focused on acquiring middle market industrial and business services companies, since January 2017.  Prior to joining GenNx360 Capital Partners, Ms. Dufresne was a Managing Director of RLJ Equity Partners (“RLJ”), a private equity fund from December 2005 to June 2016.  Ms. Dufresne participated in building the RLJ investment team, raising $230 million of institutional capital, and constructing a partnership with The Carlyle Group, a global private equity firm.  Prior to RLJ, Ms. Dufresne was a Venture Partner during 2005 with Parish Capital Advisors, a $425 million fund of funds for emerging and experienced institutional investors and a Principal from 1999 to 2005 at Weston Presidio Capital, a private equity organization with $3.4 billion of assets under management. She also served as Associate Director in 1997 in the Bank of Scotland’s Structured Finance Group.  Ms. Dufresne has been a director of United Natural Foods, Inc. since October 2016. Ms. Dufresne received her B.S. from the University of Pennsylvania and her M.B.A. from the Harvard Business School.  Ms. Dufresne has been a director of the Company since June 2015.

Ms. Dufresne extensive experience with capital sources and capital raising provides the board with substantial experience and expertise in reviewing and improving the Company’s capital structure.

Daniel R. Elsztain,  Director.  Mr. Elsztain, age 49, obtained a degree in Economic Sciences from the Torcuato Di Tella University and has a Masters in Business Administration from the Austral IAE University.  At present, he is a member of the board of IRSA Inversiones y Representaciones Sociedad Anónima (“IRSA”), a real estate public company listed both on the New York Stock Exchange (“NYSE”) and the Buenos Aires Stock Exchange (“BASE”), as well as its Chief Operating Officer and other executive capacities since 2004.  He is a board member of Alto Palermo S.A. (APSA), a retail public company listed both on NASDAQ and BASE.  Mr. Elsztain has been a director of the Company since February 2012.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation ($)(3)	Total ($)
J. William Blackham	2021	400,000	-	171,397	-	400,000	2,942,233	3,913,630
Former President and Chief Executive Officer	2020	400,000	-	-	-	390,000	17,878	807,878
	2019	400,000	-	139,016	-	386,000	16,534	941,550

Jill Burger	2021	140,000	-	-	-	20,000	176,203	336,203
President Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	2020	109,038	15,000	-	-	-	5,237	129,275

(1)

These columns reflect the grant date fair value of the stock awards granted in accordance with FASB Accounting Standards Codification Topic 718. Reflects conditionally approved stock award for Mr. Blackham for 2019. Stock awards include the value of restricted stock awarded. See footnote 13 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2021 for the assumptions used in the valuation of these awards.

(2)	Reflects conditionally approved cash amounts earned by the executive officers under their annual incentive plans.
(3)

Amounts for Mr. Blackham in 2021 include contributions to the Company’s 401(k) plan of $11,600, change of control payments of $2,872,000, and other benefits of costs (including life insurance, disability, health, and vacation payouts) of $58,633. Mr. Blackham resigned as President and Chief Executive Officer on December 24, 2021. Amounts for Ms. Burger in 2021 include contributions to the Company’s 401(k) plan of $6,252, change of control payments of $155,000, and other benefits costs of $14,951. Amounts for the named executive officers represent contributions credited by the Company during 2020 and 2019 to its 401(k) plan, life insurance and long-term disability plan.

(4)

Ms. Burger was appointed Chief Financial Officer and Chief Accounting Officer in October 2020 and President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer on December 25, 2021.

Grants of Plan-Based Awards for Fiscal 2021
		Estimated Future Payout Under Non-Equity Incentive Plan Awards ($)(1)
Name	Grant Date	Threshold	Target	Maximum
J. William Blackham	03/23/2021	-	400,000	400,000
Jill Burger	03/23/2021	-	20,000	20,000

(1)	Non-equity incentive awards were made with respect to the executive officers’ 2020 incentive plans.

Director Compensation
Name	Fees Earned of Paid in Cash($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)	Total ($)
Thomas Calahan	14,000	26,250	-	40,250
Daphne J. Dufresne	38,563	14,992	-	53,555
Daniel R. Elsztain	33,250	9,367	-	42,617
Matias I. Gaivironsky	36,750	3,750	-	40,500
Drew Iadanza	36,250	3,750		40,000
Donald J. Landry	33,250	16,675	-	49,925
Brendan MacDonald	15,500	31,867	-	47,367
Saul Zang	29,750	3,750	-	33,500

(1)

Directors receive an annual retainer of $30,000 paid in quarterly installments through and ending September 30, 2021 in cash and common stock and thereafter in cash only.  Additionally, directors received fees of $1,000 per board meeting attended in person and $500 per telephonic board meeting. From time to time, directors, as authorized representatives of the board, engage in board duties outside of meetings, and receive fees for the performance of such additional board duties in an hourly or daily amount previously set by the board. Committee chairmen received compensation as follows: Audit Committee chairman annual retainer of $9,000, Nominating Committee chairman annual retainer of $1,500 and Compensation Committee chairman annual retainer of $1,500.  Each Audit Committee member, other than the chairman, receives a fee of $750 per quarter.  The chairman of the Investment Committee receives a monthly fee of $750, and the other members of the Investment Committee who are independent directors each receive a monthly fee of $500.

(2)

Stock awards consist of the grant date fair value of common stock issued as fees to independent directors. Through and ending on September 30, 2021, $5,000 of the annual retainer was paid in shares of restricted common stock of the Company, previously vesting in installments over 3 years and all remaining unvested stock vested on December 31, 2021. The number of restricted shares were determined for 2021 based on the closing price of the common stock on March 4, 2019 of $8.20. Through and ending on September 30, 2021, the directors were also permitted to make an annual voluntary election to receive any portion of the remaining balance of their annual retainer in the form of common stock valued at a 20% premium to the cash that would have otherwise been received, with the shares valued at the closing price of the common stock on the last trading day of the applicable calendar quarter. Through and ending on September 30, 2021, the fees of the members of the Investment Committee were paid quarterly in common stock issued under the 2016 Stock Plan, based on a value per share equal to the average of the closing price of the common stock during the first 20 trading days of the year, and after September 30, 2021 paid in cash only.

The Company had no outstanding equity awards or unvested restricted stock for any executive or director as of December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of February 4, 2022, by the following persons (a) each stockholder known to us to beneficially own more than 5% of the outstanding shares of our common stock, (b) each director, (c) each executive officer and (d) all directors and executive officers as a group. A person has beneficial ownership over shares if he or she has or shares voting or investment power over the shares, or the right to acquire that power within 60 days of February 4, 2022.

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

Name of Beneficial Owner	Common Stock Beneficially Owned		Percent of Common Class (1)
Real Estate Strategies L.P.	4,754,198	(2)	32.27%
2 Church Street Hamilton DO HM CX, Bermuda
SREP III Flight – Investco, L.P.	4,185,933	(3)	28.40%
Two Embarcadero Center, Suite 480 San Francisco, CA
KGT Investments, LLC	1,034,189	(4)	7.02%
545 E. John Carpenter Freeway, Ste. 1400 Irving, TX 75062
Gardner Lewis Asset Management, L.P.	851,349	(5)	5.80%
285 Wilmington-West Chester Pike Chadds Ford, PA 19317
J. William Blackham	225,832		1.53%
Daniel R. Elsztain	7,860
Daphne J. Dufresne	16,312
Jill Burger	747
All directors and executive officers as a group (4 persons)	250,751		1.70%

(1)Unless otherwise indicated, beneficial ownership of any named individual does not exceed 1% of the outstanding class of securities.

(2)Based on information appearing in Amendment No. 10 to a Schedule 13D filed on August 11, 2021 by Real Estate Strategies L.P. (“Real Estate Strategies”), an investment vehicle indirectly controlled by IRSA Inversiones y Representaciones Sociedad Anónima (“IRSA”), an Argentinean-based publicly traded company, with the Securities and Exchange Commission (“SEC”), Real Estate Strategies and its affiliates have shared or separate voting and dispositive power over an aggregate of 4,754,198 shares of common stock. Real Estate Strategies and its affiliates, for purposes of Section 13(d)(3) of the Exchange Act, consists of Eduardo S. Elsztain, and the following entities controlled, either directly or indirectly, by Mr. Elsztain: Consultores Assets Management S.A. , Consultores Venture Capital Uruguay S.A., Agroinvestment S.A., Idalgir S.A., Consultores Venture Capital Ltd., Ifis Limited, Inversiones Financieras del Sur S.A., Cresud Sociedad Anónima Comercial, Inmobiliaria, Financiera y Agropecuaria, IRSA, Tyrus S.A., Jiwin S.A., Efanur SA and Real Estate Strategies.

(3)Based on information appearing in Amendment No. 7 to a Schedule 13D filed on September 28, 2021, and subsequent Form 4s, SREP III Flight-Investco, L.P., an affiliate of StepStone Group LP (“StepStone”).

(4)Based on information appearing in a Schedule 13D/A filed on November 19, 2021 KGT Investments, LLC. SGT Investments, L.P., Mahmood Khimji, Mehdi Khimji, Zachary Berger, Yaakev. The reporting persons reported that they may be deemed to constitute a group pursuant to Rule 13d-5(b), in which case each of the reporting persons could be deemed to beneficially own all the shares of common stock held by the other reporting persons; however, each of the reporting persons disclaimed beneficial ownership of the shares of common stock held by the other reporting persons except to the extent of their pecuniary interest therein (if any).

(5)Based on information appearing in a Schedule 13G filed on February 16, 2021 by Gardner Lewis Asset Management, L.P. and Gardner Lewis Asset Management, Inc. having shared voting and dispositive power with respect to 851,349 shares of common stock and Gardner Lewis Merger Arbitrage Ex Holdings, LLC and Gardner Lewis Merger Arbitrage EX Master Fund, Ltd with having shared voting and dispositive power with respect to 648,487 shares of common stock.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants, and rights under existing equity compensation plans as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (including securities plans reflected in column(a)) (c)
Equity compensation plans approved by security holders	-	$-	433,110 (1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	433,110

(1)Represents shares issuable under the Company’s 2016 Stock Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence

The Company’s Articles of Incorporation (“Articles”) require that a majority of the board of directors are independent directors. The Articles define an independent director as a person who is not an officer or employee of the Company or an affiliate of (a) any advisor to the Company under an advisory agreement, (b) any lessee of any property of the Company, (c) any subsidiary of the Company, or (d) any partnership which is an affiliate of the Company.

Board of Directors

The current three-member board of directors is comprised of a majority of independent directors, as defined by the Articles. The board of directors has determined that the following directors are independent under the Articles: Ms. Dufresne and Mr. Elsztain.

The board of directors held eleven meetings in 2021. During 2021, all directors attended at least 75% of all board meetings and meetings of the committees on which they served.

The Company’s board of directors previously had four standing committees: an Investment Committee, Compensation Committee, Nominating Committee and an Audit Committee. In connection with the winding up and simplifying operations, all of the committees has been disbanded and the board handles all of these responsibilities as a full board. The board of directors may, from time to time, form other committees as circumstances warrant. Such committees have the authority and responsibility delegated to them by the board of directors.

Certain Relationships and Related Transactions

As of the date of this report, RES and SREP, by virtue of their significant voting power and certain governance rights, each have the power to significantly influence our business and affairs and the outcome of matters required to be submitted to shareholders for approval, including the election of our directors, amendments to our charter, mergers or sales of assets. And while we our winding up operations we do not intend to engage in business operations or elect new directors, nevertheless RES or SREP’s influence over our winding up may not be consistent with the interests of some or all of our shareholders.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by KPMG LLP for the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2021 and 2020, and fees billed for other services rendered by KPMG during those periods.

Year Ended December 31,	2021	2020
Audit Fees(1)	$421,250	$453,000
Audit Related Fees	-	-
Tax Fees(2)	225,801	251,000
All Other Fees	-	-
Total	$647,051	$704,000

(1)Includes fees billed for professional services rendered by KPMG for the audit of the Company’s fiscal 2021 and 2020 annual financial statements, and review of the Company’s quarterly financial statements during 2021 and 2020.

(2)Includes fees billed for professional services rendered by KPMG for tax compliance, tax advice, and tax planning.

The Audit Committee has determined that the provision of the non-audit services performed by KPMG during the 2021 and 2020 fiscal years is compatible with maintaining KPMG’s independence from the Company.

Pursuant to the terms of the Company’s Audit Committee Charter, the Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the Company’s independent accountants. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent accountants in order to assure that the provisions of such services do not impair the accountants’ independence. The Audit Committee has delegated interim pre-

approval authority to the Chairman of the Audit Committee. Any interim pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting.

KPMG’s principal function is to audit the consolidated financial statements of the Company and its subsidiaries and, in connection with that audit, to review certain related filings with the SEC and to conduct limited reviews of the financial statements included in the Company’s quarterly reports.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedule are included in this report on the pages listed below:

Page
Report of Independent Registered Public Accounting Firm KPMG (PCAOB ID 185)	19

Consolidated Statement of Net Assets (Liquidation Basis) at December 31, 2021	20
Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2020	21

Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the period from December 1, 2021 through December 31, 2021	22

Consolidated Statements of Operations (Going Concern Basis) for the period from January 1, 2021 through December 1, 2021 and years ended December 31, 2020 and 2019	23

Consolidated Statements of Equity (Going Concern Basis) for the period from January 1, 2021 through December 1, 2021 and the years ended December 31, 2020 and 2019	24

Consolidated Statements of Cash Flows (Going Concern Basis) for the period from January 1, 2021 through December 1, 2021 and the years ended December 31, 2020 and 2019	25

Notes to Consolidated Financial Statements	49

All other schedules for which provision is made in Regulation S-X are either not required to be included herein pursuant to the related instructions are inapplicable, or the related information is included in the footnotes to the applicable financial statement, and, therefore, have been omitted from this Item 15.

Exhibits

2.1

Hotel Purchase and Sale Agreement, dated as of September 22, 2021, by and between the Company and B9 Cowboy Mezz A LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated September 20, 2021).

2.2

First Amendment to Hotel Purchase and Sale Agreement, dated as of October 1, 2021 by and between the Company and B9 Cowboy Mezz A LLC (incorporated herein by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2021).

2.3

Second Amendment to Hotel Purchase and Sale Agreement, dated as of October 28, 2021 by and between the Company and B9 Cowboy Mezz A LLC (incorporated herein by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2021).

2.4	Plan of Liquidation of the Company (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated September 20, 2021).
3.1

Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 24, 2017).

3.2	Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated September 20, 2021).
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

10.3

Warrants issued to Real Estate Strategies L.P. dated February 1, 2012 and February 15, 2012 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.4

Investor Rights and Conversion Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.5

Registration Rights Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.6

Directors Designation Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.7

Agreement, dated August 9, 2013, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anonima (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 9, 2013).

10.8

Agreement, dated July 23, 2015, between Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anonima and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 23, 2015).

10.9

Warrant dated January 24, 2017 issued to Real Estate Strategies L.P. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 23, 2017).

10.10

Agreement, dated as of February 28, 2017, by and among Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anónima and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 28, 2017).

10.11

Joinder Agreement dated June 29, 2018 by and among the Company, Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anonima, and Real Estate Investment Group VII L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 29, 2018).

10.12

Convertible Promissory Note and Loan Agreement dated as of November 18, 2020 by the Company in favor of Efanur S.A. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 18, 2020).

10.13

Voting Agreement dated as of November 18, 2020 between Real Estate Investment Group VII L.P., Real Estate Strategies L.P., Efanur S.A. and the Company (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 18, 2020).

10.14

Stock Purchase Agreement, dated as of March 16, 2016, between SREP III Flight-Investco, L.P. and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.15

Investor Rights Agreement, dated as of March 16, 2016, by and among SREP III Flight-Investco, L.P., StepStone Group Real Estate LP and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.16

Agreement, dated as of March 16, 2016, by and among Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anónima and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.17

Agreement, dated as of February 28, 2017, between SREP III Flight-Investco, L.P., StepStone Group Real Estate LP and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 28, 2017).

10.18

Convertible Promissory Note and Loan Agreement dated as of November 18, 2020 by the Company in favor of SREP III Flight-Investco 2, L.P. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 18, 2020).

10.19

Voting Agreement dated as of November  18, 2020 between StepStone Group Real Estate LP, StepStone Rep III (GP), LLC, StepStone Group Real Estate Holdings LLC, SREP Flight-Investco, L.P. and the Company (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 18, 2020).

10.20

Backstop Commitment Agreement dated as of December 7, 2020 between the Company and SREP III Flight-Investco 2, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 7, 2020).

10.21	The Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).
10.22

Amendment to the Company’s 2006 Stock Plan dated May 28, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 28, 2009).

10.23

Amendment to the Company’s 2006 Stock Plan dated May 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 22, 2012).

10.24	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).
10.25	The Company’s 2016 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 15, 2016).
10.26	Amendment to the Company’s 2016 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 17, 2018.
10.27

Amended and Restated Employment Agreement dated March 2, 2015 by and between the Company and J. William Blackham, as amended and restated on September 16, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated September 16, 2016).

10.28

Common Stock Purchase Warrant dated March 2, 2015 between the Company and J. William Blackham (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 2, 2015).

10.29

Amendment of Employment Agreement dated June 28, 2017 between J. William Blackham and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 28, 2017).

10.30

Amendment of Employment Agreement dated April 10, 2018 between J. William Blackham and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated April 10, 2018.

10.31

Form of Executive Officer and Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2016).

10.32	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 29, 2017).
10.33	Form of Director Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 19, 2017).
14.1

Code of Business Conduct and Ethics and Whistleblower Policy (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 17, 2018.

31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1*	Section 906 Certifications.
101.1*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Pursuant to Item 601 (b)(4) of Regulation S-K, certain instruments with respect to the Company’s long-term debt are not filed with this Form 10-K. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as Exhibits 10.21 through 10.33.

* Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto dually authorized

	February 4, 2022	/s/Jill Burger
Jill Burger
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/Jill Burger		Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer	February 4, 2022
Jill Burger		(Principal Executive, Financial, and Accounting Officer)

/s/J. William Blackham		Director	February 4, 2022
J. William Blackham

/s/Daphne J. Dufresne		Director	February 4, 2022
Daphne J. Dufresne

/s/Daniel R. Elsztain		Director	February 4, 2022
Daniel R. Elsztain